Form 10-Q
period 1994-12-31
BARR LABORATORIES INC
filed 1995-02-13
CIK 10081

UNITED STATES
	       SECURITIES AND EXCHANGE COMMISSION
		     WASHINGTON, D.C. 20549


			    FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For quarterly period ended December 31, 1994 or


[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For the transition period from __________ to __________


		  Commission file number 1-9860

		     BARR LABORATORIES, INC.
     (Exact name of Registrant as specified in its charter)

	       New York                  22-1927534
  (State or Other Jurisdiction of      (I.R.S. -Employer
  Incorporation or Organization)        Identification No.)

 Two Quaker Road, P. O. Box 2900, Pomona, New York   10970-0519
	    (Address of principal executive offices)

			  914-362-1100
		 (Registrant's telephone number)


 (Former name, former address and former fiscal year, if changed
		       since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    NO

Number of shares of Common Stock, Par Value $.01, outstanding as of December 31, 1994: 8,751,178.

	    BARR LABORATORIES, INC. AND SUBSIDIARIES



		    INDEX                          PAGE

PART  I.    FINANCIAL INFORMATION

     Item 1. Financial Statements

	     Consolidated Balance Sheets as of
	     December 31, 1994 and June 30, 1994      3

	     Consolidated Statements of Earnings
	     for the three and six-months ended
	     December 31, 1994 and December 31, 1993  4

	     Consolidated Statements of Cash Flows
	     for the six-months ended
	     December 31, 1994 and
	     December 31, 1993                        5

	     Notes to Consolidated Financial
	     Statements                             6-9

     Item 2. Management's Discussion and
	     Analysis of Financial Condition and
	     Results of Operations                10-12

PART II.     OTHER INFORMATION

     Item 1. Legal Proceedings                       13

     Item 4. Submission of Matters to a Vote
     Security Holders                                13

     Item 6. Exhibits and Reports on Form 8-K        13

SIGNATURES                                           14

PART I.

	    BARR LABORATORIES, INC. AND SUBSIDIARIES
		  CONSOLIDATED BALANCE SHEETS
	(thousands of dollars, except per share amounts)
			  (unaudited)
					 December 31   June 30,
					     1994        1994
		ASSETS
Current assets:

Cash and cash equivalents                   $ 38,782      $ 36,499
Accounts receivable, less allowances
  of $1,880 and $2,000, respectively          28,503        21,633
Inventories                                   31,167        29,350
Deferred income taxes                          4,023         3,578
Prepaid expenses                                 846           643

  Total current assets                       103,321        91,703

Net property, plant and equipment             34,035        33,127

Other assets                                   1,119         1,077

    Total assets                            $138,475      $125,907

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

Accounts payable                             $40,040       $32,735
Accrued liabilities                            4,386         4,812
Income taxes payable                           2,204           929

	  Total current liabilities           46,630        38,476

Long-term debt, excluding current
 installments                                 30,407        30,433
 Other liabilities                               257           253
 Deferred income taxes                         1,768         1,761


Commitments & Contingencies                       -             -

Contingencies (note 6)
Shareholders' Equity:
Shareholders' Equity:
Common Stock $.01 par value per share
Authorized 30,000,000; issued
  8,803,603 and 8,783,737                         88            88
     Additional paid-in capital               31,927        31,591
     Retained earnings                        27,411        23,318

					      59,426        54,997

Less:  cost of 52,425 shares of common
stock in treasury                                 13            13

  Total shareholders' equity                  59,413        54,984

  Total liabilities and
    shareholders' equity                     138,475       125,907

See accompanying notes to the  consolidated financial statements.

	    BARR LABORATORIES, INC. AND SUBSIDIARIES
	       CONSOLIDATED STATEMENTS OF EARNINGS
	(thousands of dollars, except per share amounts)
			   (unaudited)
				    Three Months            Six Months
					Ended                   Ended
				    December 31,             December 31,
				     1994    1993            1994   1993

Net sales                         $50,878     $25,621      $94,925    $38,818

Cost of sales                      39,857      18,712       73,960     25,268

  Gross Profit                     11,021       6,909       20,965     13,550

Costs and expenses:

Selling, general and                4,287       4,309        8,479      9,011
administrative

Research and development            2,863       1,782        5,162      3,234


Earnings from operations            3,871         818        7,324      1,305

Interest  (income)                   (375)       (115)        (691)      (271)

Interest  expense                     647         678        1,394      1,298

Other expense (income), net           (87)         27          (89)        28

Earnings before income taxes
 and cumulative effect of
 accounting change                  3,686         228        6,710        250

Income tax expense                  1,438          84        2,617         92

Earnings before cumulative
 effect of accounting change        2,248         144        4,093        158

Cumulative effect of accounting
  change                                -           -            -        374


Net  earnings                      $2,248        $144       $4,093       $532

	PER COMMON SHARE:
Earnings before cumulative
  effect of accounting change       $0.25       $0.02        $0.46      $0.02

Cumulative effect of accounting
  change                                -           -            -       0.04

Net  earnings                       $0.25       $0.02        $0.46      $0.06

Weighted average common shares
 and common share equivalents   9,008,836   8,679,791    8,972,823  8,663,379

See accompanying notes to the consolidated financial statements.

      BARR LABORATORIES, INC. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS
  For The Six Months Ended December 31, 1994 and 1993
	(thousands of dollars, unaudited)
							 1994    1993
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net earnings                                           $4,093    $532
     Adjustments to reconcile net earnings
     to net cash from (used in) operating
     activities:
	  Depreciation and amortization                 2,045   1,689
	  Deferred income tax benefit                    (438)     -
	  Cumulative effect of accounting change           -     (374)
	  Gain on disposal of equipment                   (87)     (5)
 Changes in assets and liabilities:
	  (Increase) decrease in:
     Accounts receivable                               (6,870) (8,204)
     Inventories                                       (8,012) (1,817)
     Prepaid expenses                                    (326)   (203)
     Other assets                                         (42)   (198)
  Increase (decrease) in:
     Accounts payable, accrued liabilities
     and income taxes payable                           8,167  12,630

  Net cash from (used in) operating activities          4,848  (2,268)

CASH FLOWS FROM  (USED IN) INVESTING ACTIVITIES:
 Purchases of property, plant and equipment            (1,846) (3,166)
 Proceeds from sale of property, plant and
   equipment                                              300      36
  Net cash used in investing activities                (1,810) (2,866)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Principal payments on long-term debt                     (82)    (35)
 Proceeds from exercise of stock options
  and employee stock purchases                            336     472

     Net cash from financing activities                   301     390

     Increase (decrease) in cash                       (3,688)  2,283

 Cash and cash equivalents at beginning of
   period                                              36,499  25,048

 Cash and cash equivalents at end of period           $38,782 $21,360

 Supplemental cash flow data-Cash paid during
  the period:
  Interest, net of portion capitalized                 $1,398  $1,298
  Income taxes                                         $1,791       -

See accompanying notes to the consolidated financial statements.

	    BARR LABORATORIES, INC. AND SUBSIDIARIES
	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			   (unaudited)


1. Basis of Presentation

   The consolidated financial statements include the accounts of Barr Laboratories, Inc. and its wholly-owned subsidiaries
   (the "Company" or "Barr").

   In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

Certain amounts in prior years' financial statements have been reclassified to conform with the current year presentation.

2. Inventories

   Inventories consisted of the following (in thousands of dollars):

					  December    June 30,
					  31, 1994      1994

       Raw materials and supplies          $18,622    $18,064
       Work-in-process                       6,941      5,093
       Finished goods                        5,604      6,193
					   $31,167    $29,350

   Tamoxifen Citrate, purchased as a finished product, accounted for $1,200 and $1,992 of finished goods as of December 31, 1994, and June 30, 1994, respectively.


3. Cumulative Effect of Accounting Change - SFAS No.109

   Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The Standard requires a change from the deferred method under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred income taxes are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The cumulative effect of this accounting change was a one-time gain of $374,000 or $.04 per share.

	    BARR LABORATORIES, INC. AND SUBSIDIARIES
	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			   (unaudited)


4. Earnings Per Common Share and Common Share Equivalents

      For the three and six-month periods ended December 31, 1994 and 1993, earnings per common share are computed by dividing the earnings applicable to common stock by the weighted average number of common shares outstanding during the period. For the three and six-month periods ended December 31, 1994, the effects of stock options outstanding were included in the calculation of the number of weighted average common shares outstanding. The effects of the convertible subordinated debt and related interest adjustment to earnings were excluded from the three and six-months ended December 31, 1993, as they would be anti-dilutive.


5.      Cash and Cash Equivalents

   As of December 31, 1994, $27,241 of the Company's cash was held in a cash collateral account to secure extension of credit to it by the manufacturer of Tamoxifen Citrate. (See Management's Discussion And Analysis Of Financial Condition And Results Of Operations -- Liquidity and Capital Resources.)


6.      Commitments and Contingencies

   Food and Drug Administration (FDA) Litigation
   On November 7, 1994, the United States District Court, for the District of New Jersey, issued an order (the "Final Order") that resolved the two-year legal dispute between Barr Laboratories, Inc. and the U.S. Food & Drug Administration ("FDA") over manufacturing practices. The Final Order, which was negotiated between Barr and the FDA, simultaneously concluded the FDA's case against Barr, and Barr's counter-suit against the FDA.

   This Final Order memorialized the procedure by which the Company can return to market those products voluntarily suspended by the Company early in the dispute, as well as products temporarily suspended by the Court. This procedure requires, among other things, the Company to perform successful validation studies for each product prior to re-introduction. The Final Order also outlines the responsibilities of the FDA in working closely with the Company to reintroduce these products.

   The Final Order follows notification by the FDA, in September 1994, that the Company is in compliance with current Good Manufacturing Practice ("cGMP") regulations based upon the results of the FDA's most recent cGMP inspections that ended in July 1994. The notification of compliance cleared the way for the Company to receive new product approvals. The Company's first approval, for ciprofloxacin tablets, a product that is subject to an ongoing patent challenge, was received in January 1995.

	    BARR LABORATORIES, INC. AND SUBSIDIARIES
	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			   (unaudited)

   In addition,  the Company  has received   approval   for   the
   majority   of   its   pending supplemental    applications  to
   its   existing    approved abbreviated  new drug applications,
   which were delayed during the resolution of cGMP issues. These supplemental approvals will further facilitate the Company's ability to reintroduce additional suspended products.

   The dispute between the Company and the FDA began following extended FDA inspections in 1991 and 1992, when the FDA determined that the Company was not in compliance with cGMP, a position the Company disputed. After attempts to resolve this dispute failed, in June 1992, the FDA filed an action seeking injunctive relief against the Company and two of the Company's current and one former officer for certain alleged violations of the cGMP regulations (the "Action"). This Action was consolidated for trial and discovery purposes with the action brought by the Company in April 1992 in the United States District Court for the District of New Jersey, against the FDA seeking judicial clarification of certain cGMP regulations and the corresponding sanctions imposed by the FDA on the Company for alleged violations of those regulations.

   Following a 15-day trial during August, September and October 1992, the Court issued a decision in February 1993 for preliminary injunction against the Company (the "Order"). The Court ordered, among other things, (i) the temporary suspension of certain products from the Company's then-current product line; (ii) the recall of 12 batches (out of over seven thousand reviewed during the proceedings) of previously marketed products; and (iii) certain changes to the Company's testing practices. The FDA's motion was denied in other respects, including the claim against the Company's officers.

   A  total  of   thirty-nine  products  of  the  Company's  1993
   product line of sixty products were ordered to be "concurrently validated" (i.e., extensive testing on three consecutive production batches) by the Company within one year. Of the thirty-nine products for which concurrent validation was required, the Company validated the economically significant products successfully.

   Since 1993, the Company has made the changes and taken the actions necessary to comply with the Order and has operated in substantial compliance with the Order. The Final Order brings to closure all significant cGMP issues between Barr and the FDA.


   Shareholder Action
   On November 16, 1994, the Company agreed to settle a 1992 shareholder action, filed against the Company and two former officers, which alleged the violation of certain SEC regulations. In December, the Court approved the settlement.

   Management strongly believed that the case was without merit, but determined that it was in the Company's best interest to settle rather than participate in continued litigation.

	    BARR LABORATORIES, INC. AND SUBSIDIARIES
	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			   (unaudited)

   The total settlement, valued at approximately $1.8 million, will be shared equally by the Company and its insurers. A provision for the Company's estimated share of the cost of the action has been previously included in the Company's consolidated financial statements, and therefore the settlement is not expected to have any significant adverse effect on the Company's future earnings.

   Other Litigation
   The Company, at December 31, 1994, was involved in other lawsuits incidental to its business, including patent infringement actions. Management, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have any significant adverse effect on the Company's consolidated financial statements.


7. Subsequent Events

   On  January  24,  1995,  the Company  announced  that  it  had elected to prepay the entire principal amount of all outstanding 10.05% Convertible Subordinated Notes, which were due June 28, 2001. Under terms of the Note agreement, the noteholders can convert the Notes, valued at $10 million, to approximately 510,000 shares of Barr common stock, or receive a cash payment of $10 million plus a make-whole amount of approximately $750,000. In February, 1995, the noteholders informed the Company of their intention to convert all such Notes to common shares of Barr Laboratories stock. The noteholders have informed the Company that the shares, received for the conversion, are expected to be privately placed.

   Upon  conversion of the Notes into common shares, the  Company will  incur  an  extraordinary loss of approximately  $200,000 related to the write-off of previously capitalized financing costs associated with the $10 million Notes.

	    BARR LABORATORIES, INC. AND SUBSIDIARIES


Item 2.
Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

Results of Operations
Comparison of the Quarter Ended December 31, 1994 to the Quarter Ended December 31, 1993 - (thousands of dollars)

Net sales for the quarter ended December 31, 1994, were $50,878 compared to $25,621 for the comparable quarter last year. The 98.6% increase is primarily attributable to a continued increase in demand for Tamoxifen Citrate, the breast cancer treatment distributed by the Company, as well as increased sales for the balance of the Company's product lines.

During the three months ended December 31, 1994, sales of Tamoxifen Citrate accounted for approximately 72% of net sales. Since the Company did not commence selling Tamoxifen Citrate until November 1, 1993, a comparison of sales of the product during the three months period ended December 31, 1994, with such sales during the comparable period in 1993, would not be
meaningful.   Tamoxifen  Citrate is a  patented  product  and  is
manufactured for the Company by the innovator/patent holder. Tamoxifen Citrate, which is distributed by the Company under a non-exclusive license agreement with the innovator, currently only competes against the innovator's product, which is sold under a brand name.

Gross profit increased to $11,021 from $6,909 in the comparable quarter last year. This increase was due primarily to the continued increased demand for Tamoxifen Citrate. The gross margin as a percentage of net sales decreased to 21.7% from 27.0%. This decrease is primarily attributed to the lower gross margins associated with the distribution of Tamoxifen Citrate.

Selling, general and administrative expenses decreased to $4,287 from $4,309 in the comparable quarter last year and declined as a percentage of net sales to 8.4% from 16.8% in the comparable quarter last year. During this period, selling expenses decreased by $495, resulting from a streamlining of both the outside sales force and in-house sales personnel. Additionally, decreases in spending on advertising as well as lower royalty expenses also contributed to this decrease in selling expenses. The Company's legal expenses decreased as a result of the settlement of its dispute with the FDA. (See note 6 to the Consolidated Financial Statements.)

Research and development expenses for the quarter ended December 31, 1994, were $2,863 compared to $1,782 for the comparable quarter last year, a 60.7% increase. The Company is substantially increasing its research and development efforts in fiscal 1994-1995. The Company continues to hire additional personnel, purchase raw material used in research and development, and has increased spending with outside laboratories to conduct biostudies. Accordingly, the Company expects research and development costs to continue to increase from prior year levels.

Interest income for the quarter ended December 31, 1994, was $375 compared to $115 for the comparable quarter last year, an increase of 226.1% due to an increase in the average balance of short-term investments as well as an increase in the rate of return earned on those investments.

The tax provisions for the quarters ended December 31, 1994, and December 31, 1993, were calculated at an effective tax rate of 39.0% and 36.8% respectively.


Results of Operations
Comparison of the Six Months Ended December 31, 1994
to the Six Months Ended December 31, 1993
(thousands of dollars, except for per share amounts)

Net sales for the six months ended December 31, 1994, were $94,925 compared to $38,818 for the comparable six months last year. The 144.5% increase is primarily attributable to a continued increase in demand for Tamoxifen Citrate, the breast cancer treatment distributed by the Company, as well as increased sales for the balance of the Company's product lines.

During the six months ended December 31, 1994, sales of Tamoxifen Citrate accounted for approximately 70% of net sales. Since the Company did not commence selling Tamoxifen Citrate until November 1, 1993, a comparison of sales of the product during the six month period ended December 31, 1994, with such sales during the comparable period in 1993, would not be meaningful. Tamoxifen Citrate is a patented product and is manufactured for the Company by the innovator/patent holder. Tamoxifen Citrate, which is distributed by the Company under a non-exclusive license agreement with the innovator, currently only competes against the innovator's product, which is sold under a brand name.

Gross profit increased to $20,965 from $13,550 in the comparable six months last year. This increase was due primarily to the continued increased demand for Tamoxifen Citrate. The gross margin as a percentage of net sales decreased to 22.1% from 34.9%. This decrease is primarily attributed to the lower gross margins associated with the distribution of Tamoxifen Citrate.

Selling, general and administrative expenses decreased to $8,479 from $9,011 in the comparable six months last year, a decrease of 5.8%, and declined as a percentage of net sales to 8.9% from
23.2% in the comparable six months last year. During this period, selling expenses decreased by $803, resulting from a streamlining of both the outside sales force and in-house sales personnel. Additionally, decreases in spending on advertising, salesmen's commissions and lower royalty expenses also contributed to this decrease in selling expenses. The Company's legal expenses decreased as a result of the settlement of its dispute with the FDA (See note 6 to Consolidated Financial Statements.) and a decrease in those expenses incurred in connection with the Company's lawsuit challenging the validity of the patent on AZT.

Research and development expenses for the six months December 31, 1994, were $5,162 compared to $3,234 for the comparable six months last year, a 59.6% increase. The Company is substantially increasing its research and development efforts in fiscal 1994-1995. The Company continues to hire additional personnel, purchase raw material used in research and development, and has increased spending with outside laboratories to conduct biostudies. Accordingly, the Company expects research and development costs to continue to increase from prior year levels.

Interest income for the six months ended December 31, 1994, was $691 compared to $271 for the comparable six months last year, an increase of 155.0% due to an increase in the average balance of short-term investments as well as an increase in the rate of return earned on those investments.

The tax provisions for the six months ended December 31, 1994, and 1993, were calculated at an effective tax rate of 39.0% and 36.8% respectively. Additionally, effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change was a one time gain of $374 or $.04 per share. (See Note 3 to the Consolidated Financial Statements.)

Liquidity and Capital Resources

The Company had cash and cash equivalents of $38,782 at December 31, 1994, compared to $36,499 at June 30, 1994, an increase of $2,283. This increase primarily resulted from cash provided by operating activities partially offset by the Company's use of funds for capital expenditures. As of December 31, 1994, $27,241 of the Company's cash was held in a cash collateral account to secure extension of credit to it by the manufacturer of Tamoxifen Citrate. The Company continues to evaluate alternatives to using cash to secure its credit, including obtaining a letter of credit facility. The Company has the right to replace the cash collateral with a letter of credit once such a facility is obtained.

Cash provided from operating activities was $4,848 for the six months ended December 31, 1994, which included net earnings of $4,093. Additionally, increases in accounts payable, accrued liabilities and income taxes payable of $8,167, as well as non-cash charges (depreciation and amortization) of $2,045 had a favorable impact on the cash provided by operating activities. The increases in accounts payable and accounts receivable were primarily due to increased purchases and sales of Tamoxifen Citrate.

The Company purchased approximately $3,166 in capital assets during the six months ended December 31, 1994. Upgrading the Company's core computer systems, an expansion of the Company's executive and administrative offices and purchase of new equipment accounted for the majority of these expenditures. The Company expects that its capital expenditures may increase significantly during the fourth quarter of fiscal 1995. This anticipated increase will be primarily attributed to the construction of a new multi-purpose facility. The Company is currently evaluating alternatives for financing the construction.

Management believes that existing capital resources, along with the Company's ability to obtain additional capital, if required, will be adequate to meet its needs for the foreseeable future.

		   PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

	  See Note 6 to the consolidated financial statements.


Item 4.   Submission of Matters to a Vote of Security Holders

	  The Annual Meeting of Shareholders of Barr
	  Laboratories, Inc. was held on December 7, 1994, at the Sheraton Crossroads, Mahwah, New Jersey. Of the
	  8,745,678 shares entitled to vote, 8,576,969 shares were represented at the meeting by proxy or present in person. The meeting was held for the following purpose:

	  1. To elect a Board of Directors.
	  All eight nominees were elected based on the following votes cast:

		   For                  Shares
	       Robert J. Bolger              8,575,394
	       Edwin A. Cohen                8,575,194
	       Bruce L. Downey               8,575,394
	       Michael F. Florence           8,575,394
	       Wilson L. Harrell             8,575,394
	       Jacob M. Kay                  8,575,394
	       Bernard C. Sherman            8,575,394
	       George P. Stephan             8,575,394



Item 6.   Exhibits and Reports on Form 8-K

(a)         Exhibit Number         Exhibit

		  11         Computation of Per share earnings

		  27         Financial data schedule

(b)       A  report  on  Form 8-K was filed, dated  November  16,
	1994,   containing  a  press  release   issued   by   the
	Registrant announcing it had agreed to settle, subject to Court approval, a 1992 shareholders' action.

	    BARR LABORATORIES, INC. AND SUBSIDIARIES


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			      BARR LABORATORIES, INC.




Dated:    February 13, 1995   /s/ Bruce L. Downey
			      Bruce Downey, Chairman,
			      Chief Executive Officer and President


Dated:    February 13, 1995   /s/ Paul M.Bisaro
			      Paul M. Bisaro, Chief Financial Officer
			      and General Counsel


Dated:    February 13, 1995   /s/ Peter J. Finnerty
			      Peter J. Finnerty, Treasurer
			      and Corporate Controller