Form 10-Q/A
period 1994-12-31
BARR LABORATORIES INC
filed 1995-03-28
CIK 10081

UNITED STATES
	       SECURITIES AND EXCHANGE COMMISSION
		           WASHINGTON, D.C. 20549


              			   FORM 10-Q/A
(Mark One)

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

Amending Part I. Item 1. Financial Statements
Consolidated Statements of Cashflow

      BARR LABORATORIES, INC. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS
  For The Six Months Ended December 31, 1994 and 1993
	(thousands of dollars, unaudited)
							 1994    1993
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net earnings                                           $4,093    $532
     Adjustments to reconcile net earnings
     to net cash from (used in) operating
     activities:
	         Depreciation and amortization                 2,045   1,689
	         Deferred income tax benefit                    (438)     -
	         Cumulative effect of accounting change           -     (374)
	         Gain on disposal of equipment                   (87)     (5)
 Changes in assets and liabilities:
	  (Increase) decrease in:
     Accounts receivable                               (6,870) (8,204)
     Inventories                                       (1,817) (8,012)
     Prepaid expenses                                    (203)   (326)
     Other assets                                         (42)   (198)
  Increase (decrease) in:
     Accounts payable, accrued liabilities
     and income taxes payable                           8,167  12,630

  Net cash from (used in) operating activities          4,848  (2,268)

CASH FLOWS FROM  (USED IN) INVESTING ACTIVITIES:
 Purchases of property, plant and equipment            (3,166) (1,846)
 Proceeds from sale of property, plant and
   equipment                                              300      36
  Net cash used in investing activities                (2,866) (1,810)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Principal payments on long-term debt                     (35)    (82)
 Proceeds from exercise of stock options
  and employee stock purchases                            336     472

     Net cash from financing activities                   301     390

     Increase (decrease) in cash                        2,283  (3,688)

 Cash and cash equivalents at beginning of
   period                                              36,499  25,048

 Cash and cash equivalents at end of period           $38,782 $21,360

 Supplemental cash flow data-Cash paid during
  the period:
  Interest, net of portion capitalized                 $1,398  $1,298
  Income taxes                                         $1,791       -

See accompanying notes to the consolidated financial statements.

	    BARR LABORATORIES, INC. AND SUBSIDIARIES


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			      BARR LABORATORIES, INC.




Dated:    March 28, 1995      /s/ Bruce L. Downey
                     			      Bruce Downey, Chairman,
			                           Chief Executive Officer and President


Dated:    March 28, 1995      /s/ Paul M.Bisaro
                     			      Paul M. Bisaro, Chief Financial Officer
			                           and General Counsel


Dated:    March 28, 1995      /s/ Peter J. Finnerty
                     			      Peter J. Finnerty, Corporate Controller