Form 10-Q
period 1995-03-31
BARR LABORATORIES INC
filed 1995-05-10
CIK 10081

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For quarterly period ended March 31, 1995 or


[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For the transition period from __________ to __________


                  Commission file number 1-9860

                     BARR LABORATORIES, INC.
     (Exact name of Registrant as specified in its charter)

               New York                  22-1927534
          (State or Other Jurisdiction of         (I.R.S. -
Employer
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

Yes  X    NO

Number of shares of Common Stock, Par Value $.01, outstanding as of March 31, 1995: 9,282,427.

            BARR LABORATORIES, INC. AND SUBSIDIARIES



                    INDEX                       PAGE

PART  I.    FINANCIAL INFORMATION

     Item 1.                                 Financial Statements

             Consolidated Balance Sheets as of
             March 31, 1995 and June 30, 1994         3

             Consolidated Statements of Earnings
             for the three and nine-months ended
             March 31, 1995 and 1994                  4
             Consolidated Statements of Cash Flows
             for the nine-months ended
             March 31, 1995 and 1994                  5
             Notes to Consolidated Financial
             Statements                             6-7

     Item 2. Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations                 8-10

PART II.     OTHER INFORMATION


     Item 6. Exhibits and Reports on Form 8-K        11

SIGNATURES                                           12

PART I.
            BARR LABORATORIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
        (thousands of dollars, except per share amounts)
                          (unaudited)
                                         March 31,     June 30,
                                           1995          1994
                ASSETS
Current assets:
  Cash                                     $ 51,580      $ 36,499
  Accounts receivable, less allowances
   of $2,210 and $2,000, respectively        27,310        21,633
  Inventories                                31,750        29,350
 Deferred income taxes                        4,023         3,578
 Prepaid expenses                               610           643

  Total current assets                      115,273        91,703


Property, plant and equipment, net           34,310        33,127

Other assets                                    877         1,077

  Total assets                             $150,460      $125,907

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                       $49,914       $32,735
     Accrued liabilities                      6,073         4,812
     Income taxes payable                     1,441           929

          Total current liabilities          57,428        38,476

Long-term debt                               20,393        30,433
Other liabilities                               255           253
Deferred income taxes                         1,768         1,761

Commitments & Contingencies

Shareholders' Equity:
     Common Stock $.01 par value per
       share
       Authorized 30,000,000; issued
       9,334,852 and 8,783,737,
       respectively                              93            88
     Additional paid-in capital              42,229        31,591
     Retained earnings                       28,307        23,318

                                             70,629        54,997
Less:  cost of 52,425 shares of common
stock in treasury                                13            13

  Total shareholders' equity                 70,616        54,984

  Total liabilities and shareholders'
        equity                             $150,460      $125,907

See accompanying notes to the  consolidated financial statements.

            BARR LABORATORIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
        (thousands of dollars, except per share amounts)
                           (unaudited)
                                      Three Months      Nine Months
                                         Ended             Ended
                                       March 31,         March 31,
                                     1995      1994     1995      1994
Net sales                           $49,286   $29,675  $144,211   $68,493

Cost of sales                        39,559    21,838   113,519    47,106

  Gross Profit                        9,727     7,837    30,692    21,387

Costs and expenses:
 Selling, general and
   administrative                     5,038     4,630    13,517    13,641

 Research and development             2,780     1,689     7,942     4,923

Earnings from operations              1,909     1,518     9,233     2,823

Interest  income                        487       180     1,178       451

Interest  expense                      (687)     (663)   (2,081)   (1,961)

Other (expense) income, net              (2)      (28)       87       (56)

Earnings before income taxes,
   extraordinary loss
   and cumulative effect of
     accounting change                1,707     1,007     8,417     1,257

Income tax expense                      666       398     3,283       490

Earnings before extraordinary
  loss and cumulative
  effect of accounting change         1,041       609     5,134       767

Extraordinary loss on early
  extinguishment of debt,
  net of taxes                         (145)        -      (145)        -


Earnings before cumulative effect
  of accounting change                  896       609     4,989       767

Cumulative effect of accounting
  change                                  -         -         -       374


Net  earnings                          $896      $609    $4,989    $1,141

        PER COMMON SHARE:
Earnings before extraordinary
  loss and cumulative
  effect of accounting change         $0.12     $0.07     $0.58     $0.09

Extraordinary loss on early
  extinguishment of debt,
  net of taxes                        (0.02)        -     (0.02)        -

Earnings before cumulative effect      0.10      0.07      0.56      0.09
  of accounting change

Cumulative effect of accounting
  change                                  -         -         -      0.04

Net  earnings                         $0.10     $0.07     $0.56     $0.13

Weighted average number of
   common shares                  9,015,891 8,707,204 8,832,524 8,677,774

See accompanying notes to the consolidated financial statements.

      CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended March 31, 1995 and 1994
 (thousands of dollars, except share information;
                    unaudited)
                                                        1995    1994
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net earnings                                      4,989    1,141
     Adjustments to reconcile net earnings
     to net cash provided by (used in) operating
     activities:
          Depreciation and amortization                3,266    2,643
          Deferred income tax benefit                   (438)       -
          Cumulative effect of accounting change           -     (374)
          Write-off of deferred financing fees
          associated with early extinquishment of debt   188        -
         (Gain) Loss on disposal of equipment            (84)      24
 Changes in assets and liabilities:
         (Increase) decrease in:
             Accounts receivable                      (5,677)  (8,160)
             Inventories                              (2,400) (14,317)
             Prepaid expenses                             33     (149)
             Other assets                                (53)    (190)

          Increase (decrease)  in accounts payable,
          accrued liabilities  and income taxes
          payable                                     18,965   22,809

          Net cash provided by operating activities   18,789    3,427

CASH FLOWS FROM  (USED IN) INVESTING ACTIVITIES:
 Purchases of property, plant and equipment           (4,600)  (3,014)
 Proceeds from sale of property, plant and
 equipment                                               300       36
  Net cash used in investing activities               (4,300)  (2,978)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Principal payments on long-term debt                    (51)    (118)
 Fees associated with conversion of debt to equity       (17)       -
 Proceeds from exercise of stock options
  and employee stock purchases                           660      779

     Net cash provided by financing activities           592      661

     Increase in cash                                 15,081    1,110

Cash and cash equivalents at beginning of  period     36,499   25,048

Cash and cash equivalents at end of period           $51,580  $26,158

Supplemental cash flow data-Cash paid during the
 period:
  Interest, net of portion capitalized               $ 1,580  $ 1,546
  Income taxes                                       $ 3,127  $     -

Supplemental disclosure of non-cash financing
 activity:
  Issuance of 510,358 shares of common stock upon
  conversion of $10,000 Convertible Subordinated
  Notes                                              $10,000        -

See accompanying notes to the consolidated financial statements.

            BARR LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


1. Basis of Presentation

   The consolidated financial statements include the accounts of Barr Laboratories, Inc. and its wholly-owned subsidiaries
   (the "Company" or "Barr").

   In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's Annual
   Report on Form 10-K for the year ended June 30, 1994, and quarterly reports on Forms 10-Q for the periods ended September 30, and December 31, 1994.

   Certain amounts in prior years' financial statements have been reclassified to conform with the current year presentation.

2. Inventories

   Inventories consisted of the following (in thousands of dollars):

                                          March 31,   June 30,
                                            1995        1994

       Raw materials and supplies          $18,131    $18,064
       Work-in-process                       5,863      5,093
       Finished goods                        7,756      6,193
             Totals                        $31,750    $29,350

   Tamoxifen Citrate, purchased as a finished product, accounted for approximately $3,500 and $1,992 of finished goods as of March 31, 1995, and June 30, 1994, respectively.


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

            BARR LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


4. Earnings Per Common Share and Common Share Equivalents

     For the three and nine-month periods ended March 31, 1995 and 1994, earnings per common share are computed by dividing the earnings applicable to common stock by the weighted average
   number  of  common shares outstanding during the period.   The
   effects of stock options outstanding resulted in less than  3%
   dilution.   The  effects of the convertible subordinated  debt
   and related interest adjustment to earnings were excluded from the three and nine-months ended March 31, 1994, as they would be anti-dilutive.


5.      Cash and Cash Equivalents

   As of March 31, 1995, and June 30, 1994, approximately $37,000 and 17,000, respectively, of the Company's cash was held in a cash collateral account to secure extension of credit to it by the manufacturer of Tamoxifen Citrate. (See Management's Discussion And Analysis Of Financial Condition And Results Of Operations -- Liquidity and Capital Resources.)


6.      Commitments and Contingencies

   Litigation
   The Company, at March 31, 1995, was involved in lawsuits incidental to its business, including patent infringement actions. Management, based on the advice of legal counsel, believes that the ultimate disposition of these lawsuits will not have any significant adverse effect on the Company's consolidated financial statements.


7. Extraordinary Loss from Early Extinguishment of Debt

   In the quarter ended March 31, 1995, the Company incurred an extraordinary loss resulting primarily from the write-off of deferred financing costs associated with its 10.05% Convertible Subordinated Notes which were converted to 510,358 shares of common stock in February 1995. This extraordinary loss from early extinguishment of debt, net of taxes, was $145,000 or $0.02 per share for the three- and nine-months ended March 31, 1995.

            BARR LABORATORIES, INC. AND SUBSIDIARIES


Item 2.
Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

Results of Operations
Comparison of the Quarter Ended March 31, 1995 to the Quarter Ended March 31, 1994 - (thousands of dollars)

Net sales increased 66.1% to $49,286 from $29,675. The increase is primarily attributable to a continued increase in demand for Tamoxifen Citrate ("Tamoxifen"), the breast cancer treatment distributed by the Company.

Tamoxifen sales increased 126% to $35,695 from $15,825. The increase reflects the Company's growing market share of the total Tamoxifen market. Tamoxifen is a patented product and is manufactured for the Company by the innovator/patent holder.
Tamoxifen, which is distributed by the Company under a non-exclusive license agreement with the innovator, currently only competes against the innovator's product, which is sold under a brand name.

Gross profit increased to $9,727 from $7,837 primarily due to increased sales volume. However, the gross margin decreased to 19.7% from 26.4%. This decrease is primarily attributed to the lower gross margins earned on the distribution of Tamoxifen and by price erosion encountered on certain of the Company's manufactured products.

Selling, general and administrative expenses increased to $5,038 from $4,630, yet declined as a percentage of net sales to 10.2% from 15.6%. This increase of $408 is primarily attributed to increases in salaries and related expenses, additional depreciation and associated expenses resulting from implementation of a new core computer system, and additional legal fees. This increase was offset in part by a reduction in sales commissions as a result of the re-negotiation of an outside sales representative's contract with the Company in the quarter ended March 31, 1994. The decrease as a percentage of net sales was expected and is due to the significant increase in net sales.

Research and development expenses increased nearly 65% to $2,780 from $1,689. This increase reflects the Company's commitment to its research and development efforts in fiscal 1994-1995. The Company has hired additional personnel, purchased raw material used in research and development, and has increased spending with outside laboratories to conduct biostudies.

Interest  income increased approximately 171% to $487 from  $180,
due   to  an  increase  in  the  average  balance  of  short-term investments as well as an increase in the rate of return earned on those investments.

In the quarter ended March 31, 1995, the Company incurred an extraordinary loss resulting primarily from the write-off of deferred financing costs associated with its 10.05% Convertible Subordinated Notes which were converted to common stock in February 1995.

The tax provisions for the quarters ended March 31, 1995, and March 31, 1994, were calculated at an effective tax rate of 39.0% and 39.5% respectively.


Results of Operations
Comparison of the Nine Months Ended March 31, 1995
to the Nine Months Ended March 31, 1994
(thousands of dollars, except for per share amounts)

Net  sales increased approximately 111% to $144,211 from $68,493.
This increase is primarily attributable to a continued increase in demand for Tamoxifen, the breast cancer treatment distributed by the Company.

During the nine months ended March 31, 1995, sales of Tamoxifen accounted for approximately 71% of net sales. Since the Company did not commence selling Tamoxifen until November 1, 1993, a comparison of sales of the product during the nine month period ended March 31, 1995, with such sales during the comparable period in 1994, would not be meaningful. Tamoxifen is a patented product and is manufactured for the Company by the innovator/patent holder. Tamoxifen, which is distributed by the Company under a non-exclusive license agreement with the innovator, currently only competes against the innovator's product, which is sold under a brand name.

Gross profit increased to $30,692 from $21,387 due to increased sales volume. However, the gross margin decreased to 21.3% from 31.2%. This decrease is primarily attributed to the lower gross margins associated with the distribution of Tamoxifen, price erosion on certain of the Company's manufactured products and, to a lesser extent, to higher manufacturing overhead costs.

Selling, general and administrative expenses decreased slightly to $13,517 from $13,641, and declined as a percentage of net sales to 9.4% from 19.9%. Increases in salaries and bonuses, recruiting expenses, training expenses, as well as additional depreciation and associated expenses resulting from the implementation of a new core computer system, were offset by decreases in legal fees. The Company's legal expenses decreased as a result of the settlement of its dispute with the FDA and a decrease in legal expenses incurred in connection with the Company's lawsuit challenging the validity of the patent on AZT. The increases discussed above were also offset by a reduction in sales commissions as a result of the re-negotiation of an outside sales representative's contract with the Company in the quarter ended March 31, 1994.

Research and development expenses increased over 60% to $7,942 from $4,923. This increase reflects the Company's commitment to its research and development efforts in fiscal 1994-1995. The Company has hired additional personnel, purchased raw material used in research and development, and has increased spending with outside laboratories to conduct biostudies.

Interest income increased 161% to $1,178 from $451, due to an increase in the average balance of short-term investments as well as an increase in the rate of return earned on those investments.

In the quarter ended March 31, 1995, the Company incurred an extraordinary loss resulting primarily from the write-off of deferred financing costs associated with its 10.05% Convertible Subordinated Notes which were converted to common stock in February 1995.

The tax provisions for the nine months ended March 31, 1995, and 1994 were calculated at an effective tax rate of 39.0%. Additionally, effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change was a one time gain of $374 or $.04 per share. (See Note 3 to the Consolidated Financial Statements.)

Liquidity and Capital Resources

The Company had cash and cash equivalents of $51,580 at March 31, 1995, compared to $36,499 at June 30, 1994, an increase of $15,081. This increase resulted primarily from cash provided by operations, slightly offset by capital expenditures. As of March 31, 1995, approximately $37,000 of the Company's cash was held in a cash collateral account to secure credit extended to the Company by the manufacturer of Tamoxifen. The Company continues to evaluate alternatives to using cash to secure this payable, including obtaining a letter of credit facility. The Company has the right to replace the cash collateral with letters of credit once such a facility is obtained.

Cash provided from operating activities was $18,789 for the nine months March 31, 1995, which included net earnings of $4,989. Additionally, increases in accounts payable, accrued liabilities and income taxes payable of $18,965, as well as non-cash charges (depreciation and amortization) of $3,266 had a favorable impact on the cash provided by operating activities. The increases in accounts payable and accounts receivable were primarily due to increased purchases and sales of Tamoxifen.

The Company purchased approximately $4,600 in capital assets during the nine months ended March 31, 1995. Upgrading the Company's core computer systems, an expansion of the Company's executive and administrative offices and purchase of new equipment accounted for the majority of these expenditures. The Company expects that its capital expenditures may increase significantly during the fourth quarter of fiscal 1995 and during the next fiscal year. This anticipated increase will be primarily attributed to the construction of a new multi-purpose facility. The Company is currently evaluating alternatives for financing the construction of this facility.

On February 17, 1995, the Company issued 510,358 common shares of
Barr Laboratories stock upon conversion by the noteholders of the
$10   million   principal  amount  of  all   outstanding   10.05%
Convertible Subordinated Notes.

The Company is currently exploring numerous alternatives to secure a working capital line of credit, including a facility to provide standby letters of credit to secure future Tamoxifen purchases. The Company believes that such a line will allow the Company to utilize its existing escrow funds to help fund operations and capital expenditures.

Management believes that existing capital resources, along with the Company's ability to obtain additional capital, if required, will be adequate to meet its needs for the foreseeable future.

                   PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

a)          Exhibit Number         Exhibit

           11                     Computation of per share
   earnings

           27                Financial data schedule

(b) A report on Form 8-K was filed, dated February 22, 1995, containing a press release issued by the Registrant announcing that its noteholders had elected to convert the entire amount of all outstanding 10.05% Convertible Subordinated Notes to common shares of Barr Laboratories stock.

            BARR LABORATORIES, INC. AND SUBSIDIARIES


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BARR LABORATORIES, INC.




Dated:   May 10, 1995         /s/ Bruce L. Downey
                              Bruce Downey, Chairman,
                              Chief Executive Officer and President


Dated:   May 10, 1995         /s/ Paul M. Bisaro
                              Paul M. Bisaro, Chief Financial Officer
                              and General Counsel


Dated:   May 10, 1995         /s/ Peter J. Finnerty
                              Peter J. Finnerty, Corporate Controller