Form 10-K405
period 1995-06-30
BARR LABORATORIES INC
filed 1995-09-25
CIK 10081

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995  or

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

     Securities registered          Name of each
      pursuant to Section            exchange on
       12(b) of the Act:          which registered:
      Title of each class
    Common Stock, Par Value        American Stock
             $0.01                    Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes_X_   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the Registrant held by nonaffiliates was approximately $60,035,909 as of June 30, 1995 (assuming solely for purposes of this calculation that all Directors and Officers of the Registrant are "affiliates").

Number of shares of Common Stock, Par Value $.01, outstanding as of August 17, 1995: 9,354,513.

               DOCUMENTS INCORPORATED BY REFERENCE

                             None

                             PART I

Item 1.  Business

      Barr Laboratories, Inc. ("Barr" or the "Company") is a leading independent developer, manufacturer and marketer of high quality generic pharmaceuticals. Founded in 1970, the Company ranks among the top ten independent companies in the U.S. generic pharmaceutical business as measured by net sales and market capitalization. Barr, which is listed on the American Stock Exchange (AMEX-BRL), also ranks among the top 50 pharmaceutical companies in the U.S. in terms of overall sales.

      Barr manufactures, markets and distributes a wide range of prescription drug products equivalent to branded pharmaceuticals that are not patent protected. Since November 1993, the Company also serves as a distributor of a patented cancer agent, Tamoxifen Citrate ("Tamoxifen"), under an agreement with the company holding the product's patent ("the Innovator"). Barr's current product line is primarily focused in the following therapeutic categories:
      - treatments for cancer (oncologicals);
      -    medicines   for   hypertension   and   heart   disease
      (cardiovascular agents);
      - antibiotics and medicine to combat infections (anti-infectives); and
      - treatments for anxiety, depression and other similar disorders (psychotherapeutics).

      These products are manufactured in tablet, capsule and powder form.

      Generic pharmaceuticals, such as those made and sold by Barr, represent an increasing proportion of medicines dispensed in the U.S. In calendar 1994, the generic pharmaceutical industry had total U.S. sales of approximately $4 billion, more than 150% of sales reported just five years ago. Although generic pharmaceuticals must meet the same standards as branded pharmaceuticals, these equivalent medicines are sold at prices that are typically lower than the branded product. The Company believes that the industry will benefit from the increasing efforts by government (both state and federal), employers, third-party payers, and consumers to control health care costs, as well as from the more than 100 major branded pharmaceutical products that will come off-patent within the next ten years.

Company Background

      The Company was founded in 1970 by Mr. Edwin A. Cohen and a partner, and commenced active business in 1972 as a manufacturer of generic drug products. The Company has two non-operating subsidiaries, the activities of which are not significant.

Current Products

      Currently, the Company is marketing approximately 37 drug products, representing various dosage strengths of 21 chemical entities. However, Barr has approved Abbreviated New Drug Applications ("ANDAs") from the U.S. Food & Drug Administration ("FDA") for approximately 247 drug products, representing various dosage strengths of approximately 95 chemical entities. This reservoir of approved products can be brought back to the marketplace as economic and market forces create favorable opportunities, further complementing the Company's existing product line.

      Key among the Company's current products is Tamoxifen. Prescribed by the physician and dispensed as tablets by the pharmacist, Tamoxifen is a non-steroidal anti-estrogen. The drug is used to treat advanced breast cancer, as well as to delay the recurrence of the cancer following surgery.

     Patent protected until 2002, the total current annual market for Tamoxifen is approximately $300 million. Sales of Tamoxifen accounted for approximately 72% and 49% of total fiscal year 1995 and 1994 sales, respectively.

      Barr distributes Tamoxifen (which is sold under the Barr label) under an agreement with the Innovator holding the product's patent. In 1993, as a result of a settlement of a patent challenge against the Innovator of Tamoxifen, Barr entered into a non-exclusive Supply and Distribution Agreement ("Agreement"). Under the terms of the Agreement, Barr purchases its Tamoxifen directly from the Innovator at a discount from the Innovator's average wholesale customer price.

Product Development

      Barr's long-term growth is expected to be driven by its ability to be the first or second to market with new generic versions of select, branded pharmaceuticals, and its ability to offer the highest level of service possible to its customers.

      Barr has made a significant investment in processes and equipment that enable it to develop and manufacture difficult or toxic compounds into profitable therapies. This investment, a significant barrier to entry for potential competitors, offers a distinctive advantage for Barr.

     Research and development efforts are focused on bringing new products to market in Barr's current product categories (cardiovascular agents, oncologicals, anti-infectives, psychotherapeutics), as well as adding additional categories such as hormonals and narcotic analgesics. For the fiscal years ended June 30, 1995, 1994, and 1993, total research and development expenditures were approximately $10 million, $7 million and $5 million, respectively. Management anticipates that research and development expenditures in fiscal 1996 will exceed comparable expenditures in fiscal 1995. See Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

      Today, Barr enjoys a cooperative relationship with the FDA, following the conclusion of a three-year dispute that resulted in a delay of new and supplemental product approvals. Since resolving the dispute in November 1994, the Company has received three new product approvals, a number of supplemental approvals, and has filed five new product applications and anticipates filing an additional four to six ANDAs during the remainder of the calendar year.


Marketing and Customers

      The Company sells its products to customers in the United States and Puerto Rico through an integrated sales and marketing force. This sales force is supplemented by customer service representatives who inform the Company's customers of new Company products, order status and current pricing.

      The Company markets its drug products to drug store chains,
wholesalers,   distributors  and  repackagers.    The   Company's
products are sold under the Barr label as well as the customers' own private labels.

      The Company has approximately 300 direct customers. In fiscal 1995, approximately 10% of net sales were generated by sales to Cardinal Health, Inc. In 1994 and 1993, McKesson Drug Company accounted for approximately 11% and 14% of net sales, respectively. No other customer accounted for greater than 10% of sales in any of the last three fiscal years.

Competition

      The Company competes in varying degrees with numerous other manufacturers of pharmaceutical products (both branded and generic). These competitors include the generic divisions of proprietary pharmaceutical companies (either marketing units or other generic manufacturers), large independent generic manufacturers/distributors that seek to provide "one stop shopping" by offering a full line of products, and generic manufacturers that have targeted select therapeutic categories and market niches.

       The   principal   competitive  factors  in   the   generic
        pharmaceutical industry are:

       - the ability to introduce generic versions of branded products promptly after the expiration of market exclusivity;
       - maintenance of sufficient inventories to ensure timely deliveries;
       - price;
       - quality; and
       - customer service.

     Many of the Company's competitors have greater financial and other resources, and are therefore able to devote more resources than the Company in such areas as marketing and product development. In order to ensure its ability to compete effectively, the Company has:

      -  targeted  its product development in areas of historical strength or competitive advantage;
      -   sought  innovative ways to partner so as to  strengthen
       the distribution of its products; and
      -    invested  in  plant  and  equipment  to  give   it   a
       competitive edge in manufacturing.

These factors, when combined with the Company's investment in new product development and its focus on select therapeutic categories, provide the basis for its belief that it will continue to remain a leading independent generic pharmaceutical company.

Raw Materials

     The active chemical raw materials essential to the Company's business are bulk pharmaceutical chemicals which are purchased from numerous manufacturers in the U.S. and throughout the world. All purchases are made in United States dollars, and therefore, while currency fluctuations do not have an immediate impact on prices the Company pays, such fluctuations may, over time, have an effect on prices to the Company. In addition, because prior

FDA approval of raw material suppliers is required, if raw materials from an approved supplier were to become unavailable, the required FDA approval of a new supplier could cause a significant delay in the manufacture of the drug product affected. However, in some cases, the Company has an FDA approved alternate supplier which would mitigate substantially the effect of any such delay. To date, the Company has not experienced any significant delays from lack of raw material availability. However, there can be no assurance that significant delays will not occur in the future.

Employees

     As of June 30, 1995, the Company had approximately 350 full-time employees. Of these, approximately one-third are represented by a union which has a collective bargaining agreement with the Company. The Company's current collective bargaining agreement with its employees, who are represented by Local 8-149 of the Oil, Chemical and Atomic Workers International Union ("OCAW"), expires on March 31, 1996.


Government Regulation

     All pharmaceutical manufacturers, including the Company, are subject to extensive regulation by the federal government, principally by the FDA, and, to a lesser extent, by the U.S. Drug Enforcement Administration ("DEA") and state governments. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, safety, labeling, storage, record keeping, approval, pricing, advertising and promotion of the Company's products. Non-compliance with applicable requirements can result in fines, recalls and seizure of products. Under certain circumstances, the FDA also has the authority to revoke drug approvals previously granted.

FDA

      FDA approval is required before any new drug or a generic equivalent to a previously approved drug can be marketed. The Company generally receives approval for products by submitting an ANDA to the FDA. When processing an ANDA, the FDA waives the requirement of conducting complete clinical studies, although it may require bioavailability and/or bioequivalence studies. "Biovailability" indicates the rate and extent of absorption and levels of concentration of a drug product in the blood stream needed to produce a therapeutic effect. "Bioequivalence" compares the bioavailability of one drug product with another, and when established, indicates that the rate of absorption and levels of concentration of a generic drug in the body are substantially equivalent to the previously approved drug. An ANDA may be submitted for a drug on the basis that it is the equivalent to a previously approved drug. Although antibiotic drugs are classified separately for purposes of FDA approval, the approval procedure for such drugs substantially conforms to the foregoing outline.

      Among the requirements for drug approval by the FDA is that the Company's manufacturing procedures and operations conform to current Good Manufacturing Practices ("cGMP"), as defined in the U.S. Code of Federal Regulations. The cGMP regulations must be followed at all times during the manufacture of pharmaceutical products. In complying with the standards set forth in the cGMP regulations, the Company must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance.

      If the FDA believes a company is not in compliance with cGMP, certain sanctions are imposed upon that company including
(i) withholding from the company new drug approvals as well as approvals for supplemental changes to existing applications; (ii) preventing the company from receiving the necessary export licenses to export its products; and (iii) classifying the company as an "unacceptable supplier" and thereby disqualifying the company from selling products to federal agencies. These sanctions remain in effect until the compliance issues are resolved. From approximately October of 1991 to September 1994, the Company was determined by the FDA not to be in compliance with cGMP regulations and imposed these sanctions upon the Company. Since September 1994, the Company has maintained its cGMP compliance status.

      In May of 1992, the Generic Drug Enforcement Act of 1992 (the "Act") was enacted. This Act, a result of the legislative hearings and investigations into the generic drug approval process, allows the FDA to impose debarment and other penalties on individuals and companies that commit certain illegal acts relating to the generic drug approval process. In some situations, the Act requires the FDA to debar (i.e., not accept or review for a period of time ANDAs) a company or an individual that has committed certain violations. It also provides for temporary denial of approval of applications during the investigation of certain violations that could lead to debarment and also, in more limited circumstances, provides for the suspension of the marketing of approved drugs by the affected company. Lastly, this Act allows for civil penalties and withdrawal of previously approved applications. Neither the Company nor any of its employees was or is currently affected by the provisions of this Act.


DEA

      Because the Company may reintroduce to market a wide range of controlled substances in its analgesic and psychotherapeutic product lines, it must meet the requirements of the Controlled Substances Act and the regulations issued thereunder and administered by the DEA. These regulations include stringent requirements for manufacturing controls and security to prevent diversion of or unauthorized access to the drugs in each stage of the production and distribution process. The DEA monitors allocation to the Company of raw materials used in the production of controlled substances based on historical sales data. The Company believes it is currently in compliance with all applicable DEA requirements.

Patents

      The Process Patent Amendments Act of 1988 provides that the use or sale within the United States, or importation into the United States, of a product that was made either domestically or abroad by a process covered by a United States patent, constitutes infringement of the process patent. After proper notice, this legislation could subject the Company to potential patent infringement claims if a supplier of an active ingredient to the Company were to infringe a United States process patent in the manufacture of such ingredient. The Company has received no such notice.

Medicaid

       In November 1990, a law regarding reimbursement for prescribed Medicaid drugs was passed as part of the Congressional Omnibus Budget Reconciliation Act of 1990. This law basically required drug manufacturers to enter into a rebate contract with the Federal Government. All generic pharmaceutical manufacturers, whose products are covered by the Medicaid program, are required to rebate to each state a percentage (currently 11% in the case of products manufactured by the Company and 15% for Tamoxifen sold by the Company) of their average net sales price for the products in question. The Company provides an accrual for future estimated rebates in its consolidated financial statements.

Effect of the General Agreement on Tariffs and Trade ("GATT")

     With the signing of the GATT accord in December 1994, one of the provisions called for harmonization of patent life throughout GATT countries. U.S. enabling legislation had provisions which in effect offer a limited extension of the period of monopoly protection for intellectual property including patents. While a number of patented drugs will receive extended patent protection (the maximum extension being 36 months) as a result of this enabling legislation, the patent extensions resulting from the implementation of GATT are not expected to materially impact any of the product candidates in Barr's current pipeline.

Other

      The  Company is also governed by federal, state  and  local laws  of  general applicability, such as laws regulating  working
conditions,   equal  employment  opportunity,  and  environmental
protection.


Item 2.  Properties

      Barr's operations are located a short distance north of the New York Metropolitan region, in Rockland County, New York and
Bergen County, New Jersey.

       The Company's analytical and product development laboratories and certain production facilities are located in Pomona, New York. Barr operates two facilities totaling approximately 81,000 square feet on 40 acres. The Company owns these facilities and the land.

     The first building consists of a 33,000 square foot facility devoted to the analytical and product development laboratories as well as the equipment used in the research and development of new dosage forms. This facility houses one of Barr's two enclosed-manufacturing suites. With these suites, which include sophisticated air-handling systems that eliminate the dangers of handling toxic chemicals, Barr can effectively pursue oncology as well as other product candidates whose manufacture demands that such facilities be in place. The second building on the Pomona site provides approximately 48,000 square feet of office and manufacturing space. This building houses the R&D administrative staff and pharmacy operations team, as well as additional manufacturing and warehousing capabilities.

      Northvale, New Jersey, about 15 miles from the Pomona site, is headquarters for the Company's main production facilities. Three buildings serve as Barr's main manufacturing, packaging and shipping operations. Primary manufacturing is located in a 28,000 square foot building which the Company purchased in 1984 with the aid of funding through the New Jersey Economic Development Authority. This facility includes pharmaceutical manufacturing equipment, as well as the Company's second enclosed-manufacturing suite. The building also has the necessary vaults, permits, etc. to support the Company's narcotic analgesic development plans. In 1991, the Company purchased an additional parcel of land in Northvale for future use.

      Across from the main manufacturing facility, Barr leases a 40,000 square foot building that houses manufacturing support staff offices as well as the Company's automated packaging operations. The lease on this building expires on June 30, 1998. The Company's third building in Northvale, a 50,000 square foot leased facility, serves as the Company's primary warehousing and distribution facility. This lease expires in July 1999. The Company can extend this lease for an additional five years.

      The Company's executive, administrative and sales and marketing operations are located in two sub-leased facilities of approximately 38,000 square feet in Blauvelt, New York. This location is approximately 7 miles from both Pomona and Northvale. The leases on these facilities expire in May 1999.

      The Company is currently evaluating several alternatives to handle anticipated increases in manufacturing requirements from new products.

Item 3.   Legal Proceedings

AZT Patent Challenge

     The Company announced on February 27, 1995, that it received FDA approval to manufacture and market the generic equivalent of AZT. The FDA approval will become effective with Barr's success in challenging Burroughs Wellcome Co.'s ("BW&Co.") patents for Zidovudine, the generic versions of the AIDS treatment AZT, or upon expiration of the patent in 2005, whichever comes first.

      The Company had challenged BW&Co.'s patents on AZT on the grounds that the patents failed to list as co-inventors two scientists from the National Institutes of Health ("NIH"). If the NIH scientists were found to be co-inventors, BW&Co.'s exclusivity to market AZT would be broken. The Company would then be authorized to manufacture and market AZT under a license granted to it by the NIH.

      During a jury trial in July 1993, in the Company's patent lawsuit with BW&Co., the Court granted judgment as a matter of law in favor of BW&Co. On November 22, 1994, the Court of Appeals for the Federal Circuit in Washington, DC, substantially affirmed the district court's decision. The Court upheld five of BW&Co.'s patents for AZT and remanded the case to the district court to consider the validity of the sixth patent on the product.

      In March 1995, Barr filed a petition asking the Supreme Court to overturn the November 1994 ruling by the Court of Appeals and in June 1995 the Supreme Court asked the U.S. Justice Department to render its opinion on the case. The Company petitioned the Court to consider whether "one can be the inventor of a patentable pharmaceutical method of treatment (in this instance, the use of AZT to treat AIDS) when one has no reason to believe that such a method will work." The Company believes the request for comment by the Justice Department is a positive development in its challenge and expects comment by the Justice Department before the end of calendar year 1995.

      BW&Co. has made a claim of an unspecified amount for recovery of its attorney fees from the Company on the grounds that the Company willfully infringed BW&Co.'s patents and that the Company's conduct renders the case "exceptional" under the patent law. If a finding of "exceptional case" were made and sustained on appeal, the Company would be liable for at least a portion of BW&Co.'s substantial attorney fees in this matter. The Company believes that this action is not well-founded, and accordingly, no liability has been recorded at this time.


Ciprofloxacin Patent Challenge

      On January 6, 1995, the Company received FDA approval to manufacture and market ciprofloxacin tablets, the generic equivalent of Miles, Inc.'s CIPRO. A broad spectrum antibacterial agent, Ciprofloxacin is used to treat lower respiratory, skin, bone and joint, and urinary tract infections. U.S. sales for Ciprofloxacin totaled in excess of $500 million for the year ended December 31, 1994.

     The Company is currently challenging the validity of certain patents held by Bayer AG and Miles Inc. for Ciprofloxacin. The FDA approval will become effective with the Company's success in its patent challenge, or upon expiration of the patents in 2002, whichever occurs first. The Company expects to expend significant resources during fiscal 1996 and 1997, to prepare for a trial on the merits of this patent challenge.

Miscellaneous

As of June 30, 1995, the Company was involved, as plaintiff and defendant, in other lawsuits incidental to its business. Management of the Company, based on the advice of legal counsel, believes that the disposition of such litigation will not have any significant adverse effect on the Company's consolidated financial statements.

Item 4.   Submission of Matters to a Vote of  Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                              PART II

Item  5.    Market  for  Registrant's Common  Stock  and  Related
Stockholder Matters


     (a)  Market Information

      The Company's common stock is listed and traded on the American Stock Exchange. The following table sets forth the high and low prices of the Company's common stock for each full quarterly period for the Company's two most recent fiscal years.

                                   Low            High
Calendar 1993
Third Quarter                    $14.25          $26.13
Fourth Quarter                    18.00           26.25

Calendar 1994
First Quarter                     15.25           23.00
Second Quarter                    14.88           19.75
Third Quarter                     18.38           24.00
Fourth Quarter                    22.50           26.75

Calendar 1995
First Quarter                     19.38           25.63
Second Quarter                    17.00           22.38

(b)  Holders

      As of June 30, 1995, there were approximately 718 record holders of the common stock. The Company believes that a significant number of beneficial owners hold their shares in street names.

(c)  Dividends

     During its two most recent fiscal years, the Company paid no cash dividends.

Item 6.   Selected Financial Data
(in thousands of dollars, except per share amounts)
                                       Year Ended June 30,
Statements of
Operations              1995     1994     1993     1992      1991
Net Sales           $199,720  $109,133  $58,047  $100,790   $93,984
Earnings (loss)
before income
taxes,
extraordinary loss
and cumulative
effect of
accounting change     10,222     3,745   12,827(1) (3,464)    7,056

Income tax expense     3,852(5)  1,461    5,040    (1,555)    2,531
(benefit)

Earnings (loss)
before
extraordinary loss
and cumulative
effect of
accounting change      6,370     2,284    7,787    (1,909)    4,525

Net earnings (loss)   $6,225(5)  2,658    7,787    (1,909)    4,525

Earnings (loss)
before
extraordinary loss
and cumulative
effect of
accounting change
per common and
common equivalent
share:                  0.71      0.26     0.90    (0.23)     0.57
Earnings (loss) per
common and common
equivalent share        0.70(5)   0.30(6)  0.90    (0.23)     0.57

Earnings (loss) per
common share
assuming full
dilution            0.70(5)   0.30(6)  0.90    (0.23)     0.56

Balance Sheet Data      1995     1994     1993     1992      1991
Working capital (2)    58,364   53,227   51,371   12,168    46,885
Total Assets          155,953  125,907   94,283   88,467    96,112
Long-term Debt (2)(3)  20,371   30,433   30,498      543    30,719
Shareholders'Equity(4) 71,853   54,984   51,498   42,844    41,907

(1) Included in fiscal 1993 is $21,690 of pre-tax income that resulted from lawsuit settlements. (See Note 10 to the Consolidated Financial Statements).
(2) Includes effects of reclassification of $30,000 of debt to long-term debt in 1993 and $30,000 of debt to current liabilities in 1992.
(3) Excludes current installments (See Note 4 to Consolidated Financial Statements).
(4) The Company has not paid a cash dividend in any of the above years.
(5) Fiscal 1995 includes the effect of a $145 ($0.01 per share) extraordinary loss (net of tax of $92) on early extinguishment of debt. (See Note 4 to the Consolidated Financial Statements).
(6) Includes the effect of a $374 ($0.04 per share) gain from the cumulative effect of an accounting change. (See Note 6 to the Consolidated Financial Statements).

            BARR LABORATORIES, INC. AND SUBSIDIARIES


Item 7.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
Fiscal 1995 to Fiscal 1994 (thousands of dollars)

      Net sales increased approximately 83% to $199,720 from $109,133. This increase is primarily attributable to continued increase in demand for Tamoxifen, the breast cancer treatment manufactured by the Innovator and distributed by the Company.

      During the fiscal year ended June 30, 1995, sales of Tamoxifen accounted for approximately $143,000 or 72% of net sales compared to approximately $53,000 or 49% of net sales in fiscal 1994. The growth in Tamoxifen sales is primarily attributable to increases in the Company's market share. Additionally, fiscal 1995 sales reflect the inclusion of a full year of Tamoxifen revenues as compared to 8 months of sales in
1994 as the Company began distributing Tamoxifen in November 1993. While the Company expects that Tamoxifen revenues will increase in fiscal 1996, it does not expect to maintain the growth obtained between fiscal 1995 and 1994. Tamoxifen is a patented product manufactured for the Company by the Innovator and distributed by the Company under a non-exclusive license agreement with the Innovator. Currently Tamoxifen only competes against the Innovator's product, which is sold under a brand name.

       Net  sales  of  Barr-manufactured  products  increased  by approximately 1%. An overall increase of 16% in shipments of Barr-manufactured products helped to offset significant sales discounts and allowances, particularly reduced prices on certain products. Methotrexate accounted for approximately 14% of the Company's net sales in 1995 as compared to 25% in 1994. No other product accounted for more than 10% of net sales in either year.

      Gross profit increased to $40,222 from $31,112 due to increased sales volume. However, gross margin as a percentage of net sales decreased to 20.1% from 28.5%. This decrease is primarily attributable to the lower gross margins earned from the distribution of Tamoxifen compared to margins earned on manufactured products, price competition on certain of the Company's manufactured products and, to a lesser extent, to higher manufacturing overhead costs.

     Due to the nature of the generic pharmaceutical industry, as the product line matures and competition from other manufacturers intensifies, selling prices and the related margins on those products typically decline. The Company's future operating results are dependent on several factors including its ability to introduce new products to its product line, customer purchasing practices and changes in the amount of competition affecting the Company's products. In addition, the ability to receive sufficient quantities of raw materials to maintain its production is critical. While the Company has not experienced any interruption in sales due to the lack of raw materials, the Company is in the process of developing alternate raw material suppliers in the event raw material shortages were to occur.

      Selling, general and administrative expenses decreased slightly to $19,014 from $19,170 and declined as a percentage of net sales to 9.5% from 17.6%. The percentage decrease in such expenses was largely attributed to the overall growth in the Company's sales exceeding the rate of growth in operating expenses. The net decrease in fiscal 1995 occurred despite increases in personnel costs and costs resulting from the implementation of a new core computer system. These increases were offset primarily by decreases in legal expenses, reductions in sales commissions as a result of the re-negotiation of an outside sales representative's contract in the third quarter of fiscal 1994, and reductions in the Company's provision for bad debts.

      Research and development expenses increased 54% to $10,443 from $6,778. This increase reflects the Company's renewed commitment to its research and development efforts. Increased spending with outside laboratories to conduct biostudies of products such as conjugated estrogens as well as increased personnel costs were the main areas of increased spending. The Company plans to maintain its commitment to investment in research and development in the future.

      Interest income increased to $1,874 from $689 due to an increase in the average short-term investments balance as well as an increase in the rate of return earned on those investments.

       In  1995,  the  Company  incurred  an  extraordinary  loss resulting primarily from the write-off of deferred financing costs associated with the early extinguishment of the 10.05% Convertible Subordinated Notes which were converted into common stock in February 1995. (See Note 4 to the Consolidated Financial Statements).

      The tax provisions for fiscal year ended June 30, 1995, and 1994 were calculated at an effective tax rate of 37.7% and 39.0%, respectively. Additionally, effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change, a one-time gain of $374 or $.04 per share, was recorded during fiscal 1994.

Results of Operations
Fiscal 1994 to Fiscal 1993

      Net sales increased approximately 88% to $109,133 from $58,047. This increase was primarily attributable to sales of Tamoxifen and, to a lesser extent, re-introductions by the Company of certain suspended products for which the Company held approved abbreviated new drug applications. The Company began distributing Tamoxifen in November 1993.

      Gross profit increased to $31,112 from $22,134 due to increased sales volume. However, the gross margin percentage decreased to 28.5% from 38.1%. This decrease was primarily attributed to the lower gross margins earned from the distribution  of  Tamoxifen  as compared  to  margins  earned  on manufactured products. This decrease in the gross margin percentage would have been larger had it not been for a $2,800 higher inventory provision recorded in fiscal 1993 as compared to fiscal 1994. A portion of this provision was for certain products suspended in connection with the Company's dispute with the FDA. (See Note 11 to the Consolidated Financial Statements).

      Selling, general and administrative expenses decreased to $19,170 from $23,554 and declined as a percentage of net sales to 17.6% from 40.6%. This decrease of 18.6% was primarily due to a reduction in legal expenses incurred by the Company in connection with its dispute with the FDA and its lawsuit challenging the validity of the patent on AZT. These declines in fiscal 1994 were partially offset by increases in the provision for bad debts and bonus expense.

      Research and development expenses increased 26% to $6,778 from $5,370. This increase reflected the Company's expansion of its research and development efforts. The Company hired additional personnel and purchased raw materials for the research and development of new products.

      Interest income increased to $689 from $345 due to an increase in the average short-term investments balance as well as an increase in the rate of return earned on those investments.

      Other income was $575 in 1994 compared to $21,771 in 1993. In 1994, other income primarily represented the gain from the sale of property held for investment purposes. In 1993, the Company received income of $21,690 in connection with two lawsuit settlements. (See Note 10 to the Consolidated Financial Statements).

     The effective tax rate for 1994 was 39.0% compared 39.3% for 1993. Additionally, effective July 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change was a one-time gain of $374 or $.04 per share.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $52,987 at June 30,1995, compared to $36,499 at June 30, 1994, an increase of
$16,488. This increase resulted primarily from cash provided by operations, slightly offset by capital expenditures. At June 30, 1995 and 1994, $41,143 and $17,368, respectively, of the
Company's cash was held in a cash collateral account to secure credit extended to the Company by the Innovator of Tamoxifen.

      Cash provided from operating activities was $21,894 for the year ended June 30, 1995, which included net earnings of $6,225. Favorable increases in accounts payable and accrued liabilities of $23,303 were partially offset by increases in inventories of $6,540 and accounts receivables of $5,674, as well as higher levels of tax payments in the current year. The increases in accounts payable, inventories and accounts receivable were primarily due to increased purchases and sales of Tamoxifen.

      During fiscal 1995, the Company invested approximately $6,328 in capital assets to upgrade the Company's core computer system, acquire new equipment and improve the Company's laboratories and manufacturing facilities. The Company expects that its capital expenditures will increase significantly during fiscal 1996. This increase will be primarily attributed to the expansion of its current manufacturing facilities, anticipated construction or purchase of a new multi-purpose facility and the purchase of related machinery and equipment. The Company is currently evaluating alternatives for financing the construction of this facility.

      In  February  1995, the Company issued  510,358  shares  of
common   stock  upon  conversion  of  its   $10  million   10.05%
Convertible Subordinated Notes.

      The Company is presently evaluating alternatives to reduce the restrictions associated with the cash collateral account. Such alternatives include negotiating a revolving credit facility which would provide standby letters of credit to secure future Tamoxifen purchases rather that using cash to secure this payable. The Company believes that such a line will allow the Company to utilize its existing escrow funds to help fund operations and capital expenditures.

      Management believes that existing capital resources, along with the Company's ability to obtain additional capital, if required, will be adequate to meet its needs for the foreseeable future.


Environmental Matters

      The Company has obligations for environmental safety and clean-up under various state, local and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. Based on information currently available, environmental expenditures have not had, and are not anticipated to have, any material effect on the Company's consolidated financial statements.


Effects of Inflation

     Inflation has had only a minimal impact on the operations of the Company in recent years.

Item 8.  Financial Statements and Financial Statement Schedule

       See pages 31 to 52 after Signature Page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      As previously disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 1994, on March 21, 1994, the Company dismissed KPMG Peat Marwick ("Peat Marwick") LLP as principal accountants for the Company and its consolidated subsidiaries.

      The reports of Peat Marwick on the Company's consolidated financial statements for the then two most recent fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to scope or accounting principles; however, one report included an explanatory paragraph as to an uncertainty. The auditors' report for the fiscal year ended June 30, 1992 stated that the matters referred to therein raised substantial doubt about the Company's ability to continue as a going concern. Those matters were the failure of the Company to be in compliance with certain covenants in its debt agreements, the Company's anticipation that it might need additional capital to finance operations and the Company's ongoing litigation with the Food and Drug Administration. In addition, the auditors' reports for each of the then two most recent fiscal years stated that no provision had been made in the accompanying consolidated financial statements for any liability which might result from a pending shareholder action against the Company.

      During the Company's then two most recent fiscal years and the subsequent interim period of the fiscal year ended June 30, 1994, there were no disagreements between the Company and Peat Marwick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Peat Marwick, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements.

      Effective March 21, 1994, the Company engaged Deloitte & Touche LLP ("Deloitte") as its independent auditors to audit the Company's consolidated financial statements. Before confirming the engagement, neither the Company nor anyone acting on its behalf consulted Deloitte about the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion Deloitte might render on the Company's financial statements.

      The Company's Board of Directors approved the decisions to discharge Peat Marwick and to engage Deloitte, based on the recommendations of its Audit Committee and senior management of the Company. The Board approved these recommendations on March 21, 1994. The recommendations of the Audit Committee and senior management were made after they had received presentations from four accounting firms of recognized national standing, including Peat Marwick and Deloitte, with regard to the auditing and related services which each would provide to the Company if it were selected to be the Company's independent auditors.

                            Part III

Item 10. Directors and Executive Officers of the Registrant

     The Company's directors and executive officers, all of whom are elected annually to serve until the next annual meeting or until their successors have been elected and qualified are as follows.

       NAME           AGE          POSITION
Bruce L. Downey       47      Chairman of the Board, Chief
                              Executive Officer and President

Gerald F. Price       48      Executive Vice President

Ezzeldin A. Hamza     44      Senior Vice President-Research and
                              Development

Catherine F. Higgins  43      Vice President-Human Resources


Paul M. Bisaro        34      Chief Financial Officer, General
                              Counsel and Secretary

Bruce W. Hooey        33      Chief Information Officer

William T. McKee*     34      Director of Finance and Treasurer


Timothy P. Catlett*   40      Vice President, Sales and Marketing

Mary E. Petit*        46      Vice President, Quality

Peter J. Finnerty     53      Corporate Controller

Edwin A. Cohen        63      Vice Chairman of the Board

Robert J. Bolger      73      Director

Michael F. Florence   58      Director

Wilson L. Harrell     76      Director

Bernard C. Sherman    53      Director

George P. Stephan     62      Director

Jacob (Jack) M. Kay** 54      Director
[FN]
* Named officers of the Company since December 1994.
** Elected  to the Board of Directors in December 1994.

      Bruce  L.  Downey  became  the Company's  President,  Chief
Operating Officer and a member of the Board of Directors in January 1993 and was elected Chairman of the Board and Chief Executive Officer in February of 1994. Prior to assuming these positions, from 1981 to 1993, Mr. Downey was a partner in the law firm of Winston & Strawn and a predecessor firm of Bishop, Cook, Purcell and Reynolds. Mr. Downey served as the Company's lead attorney throughout its legal proceedings with the FDA.

      Gerald F. Price was employed by the Company in January 1990 as Executive Vice President. He was elected an officer of the Company in January 1990. Prior to assuming these positions, he served as Group Vice President-Operations of Del Laboratories. He also served as Vice President-Manufacturing for L'Oreal Corporation, Director of Manufacturing for Amway Corporation and was associated with The Procter & Gamble Company in a variety of manufacturing positions.

      Ezzeldin A. Hamza was employed by the Company in July 1984 as Director of Quality Control and thereafter, from August 1987, served as Director of Scientific Affairs. In December 1988, Mr. Hamza was elected to the position of Vice President-Technical Affairs. In 1993, he was elected Senior Vice President-Research and Development.

     Catherine F. Higgins was employed by the Company in December 1991 as Vice President-Human Resources and was elected an officer in September 1992. From June 1985 to December 1991, Ms. Higgins served as Vice President-Human Resources for Inspiration Resources Corporation. From August 1979 to May 1985, Ms. Higgins was employed by Continental Grain Company as Director-Human Resources.

      Paul M. Bisaro was employed by the Company as General Counsel in July 1992. He was acting General Counsel to the Company since January 1992. Mr. Bisaro was elected Secretary of the Company in September 1992 and elected a Vice President in 1993. In August 1994, Mr. Bisaro was elected to the position of Chief Financial Officer. Prior to assuming these positions with the Company, he was associated from 1989 to 1992 with the law firm of Winston & Strawn and a predecessor firm, Bishop, Cook, Purcell and Reynolds, in Washington, D.C. Prior to that, Mr. Bisaro was a Consultant with Arthur Andersen & Co.

      Bruce W. Hooey was employed by the Company in December 1993 as Chief Information Officer. He was elected an officer of the Company in December of 1994. Mr. Hooey served as a Principal with Deloitte & Touche Management Consultants from August 1985 until joining Barr.

     William T. McKee was employed by the Company in January 1995 as Director of Finance and was appointed Treasurer in March 1995. Prior to joining the Company, Mr. McKee served as Vice President-Finance for Absolute Entertainment. From January 1990 through June 1993, Mr. McKee was a Senior Manager for Gramkow & Carnevale, CPAs, and from September 1983 through January 1990 was employed by Deloitte & Touche.

      Timothy P. Catlett was employed by the Company in February 1995 as Vice President, Sales and Marketing. Since 1978, Mr. Catlett held a number of positions with the Lederle Laboratories division of American Cyanamid Company. Since 1993 he served as Vice President, Cardiovascular Marketing.

      Mary E. Petit, Pharm. D., was employed by the Company in January 1995 as Vice President, Quality. From June 1992 to January 1995, Dr. Petit was Vice President, Quality Management with the Lederle Laboratories division of American Cyanamid. Dr. Petit held positions of increasing responsibility during her 12 year tenure with Lederle. Prior to Lederle, she held a variety of academic appointments at the University of Utah Colleges of Pharmacy and Medicine. She has authored over 20 scientific publications and presented nationally.

      Peter J. Finnerty was employed by the Company in September 1988 as Corporate Controller, and elected an officer of the Company in December 1991. Prior to Barr Laboratories, Inc., he served as a Divisional Group Controller of Sanofi, Inc., and Controller for Germaine Monteil Corporation.

     Edwin A. Cohen, RPh, founded the Company in 1970. Mr. Cohen served as President, Chairman of the Board and Chief Executive Officer until 1994. In February of 1994, he was elected to the position of Vice Chairman of the Board and became a Consultant to the Company.

      Robert J. Bolger was elected a Director of the Company in February 1988. Mr. Bolger has been President of Robert J. Bolger Associates, a marketing consulting company since January 1988. From 1962 through 1987, he served as President of the National Association of Chain Drug Stores, a major trade association. Mr. Bolger is also a Director of General Computer Corporation.

      Michael F. Florence, CFA, was elected a Director of the Company in February 1988. Mr. Florence is President of Sherfam, Inc. and has been since 1989. He is also President of Citadel Gold Mines, Ltd., Vice President of Apotex, Inc. and Vice President of Sherman Delaware, Inc. From January 1964 through April 1989, Mr. Florence was a partner in Wm. Eisenberg & Co., Canadian Chartered Accountants. He is a Director of Citadel Gold Mines, Inc. (NASDAQ) and was previously a Director of Kinesis, Inc. Mr. Florence and Dr. Sherman are brothers-in-law.

      Wilson L. Harrell was elected a Director of the Company in February of 1988. Since July 1990, Mr. Harrell has been a columnist, consultant and speaker. He is author of the book, For Entrepreneurs Only. From 1987 to July 1990, he was publisher of INC. magazine. Mr. Harrell is also a Director of Harrell International (NASDAQ).

      Bernard C. Sherman, PhD, was Chairman of the Board of the Company from July 1981 to January 1993. He remains a Director of the Company. Dr. Sherman is President and Chief Executive Officer of Apotex, Inc., a Canadian manufacturer of generic and brand name drugs. He is also President of Sherman Delaware, Inc. and a Director of Citadel Gold Mines, Inc. (NASDAQ). In July 1994, Dr. Sherman and Shermfin Corp. consented to the issuance of an Order of the Securities and Exchange Commission (the "Commission") that they cease and desist from violations of certain reporting and anti-fraud provisions of the Securities Exchange Act of 1934. Dr. Shermin and Shermfin Corp. consented to this Order without admitting or denying the findings of the Commission that they had failed to file reports of beneficial ownership of the common stock of Kinesis, Inc. with the Commission on Form 3 and Schedule 13G. The Company has no relationship with Kinesis, Inc.

      George P. Stephan was elected a Director of the Company in February 1988. Since July 1993, Mr. Stephan has been a business consultant and private investor. From December 1991 to July 1993, Mr. Stephan was of counsel to Murtha, Cullina, Richter and Pinney in Hartford, Connecticut and a business consultant, specializing in international business. From January 1991 to November 1991, he served as Chairman of the Board and Interim Chief Executive Officer of Kollmorgen Corporation, a diversified technology company, and was a consultant to Kollmorgen Corporation from April 1990 to January 1991. Mr. Stephan was Vice Chairman of Kollmorgen from 1988 to 1990.

      Jacob ("Jack") M. Kay was elected a Director of the Company in December 1994.
Mr. Kay is Executive Vice President of Apotex, Inc., and also serves as Vice Chairman of the Canadian Drug Manufacturers Association. He is also a member of the Sectoral Advisory Group on International Trade.

Item 11. Executive Compensation

     The following table sets forth as to the Chairman and Chief
Executive Officer, and the four other executive officers earning the highest aggregate compensation in the fiscal year ended June
30, 1995, the compensation earned, awarded or paid for services rendered to the Company in all capacities during each of the three fiscal years ended June 30, 1995, in which each such person served as an officer.

                   Summary Compensation Table


 Name & Principal                                          Stock   All Other
     Position       Year  Salary($) Bonus($) Other($) Options(#)  Compensation
                                (1)                                     ($)(2)
Bruce L. Downey     1995    349,231  200,000    1,132     40,000        14,607
 Chairman, Chief    1994    299,712  187,500   53,072(3)       -        14,757
 Executive Officer  1993    132,211        -   22,852(3) 100,000        10,316
 & President

Gerald F. Price     1995    194,846   50,000   15,121(6)  15,000        11,536
 Executive Vice     1994    185,000   55,500   29,996(4)  10,000        11,710
 President          1993    181,243   10,000   85,098(4)       -         8,761

Ezzeldin A. Hamza   1995    169,846   50,000   13,718(5)   6,500        12,422
 Sr. Vice           1994    160,000   48,000   11,262(5)     750        12,265
 President          1993    145,111   47,000   40,000(5)  44,000        13,817
 Research &
 Development

Paul M. Bisaro      1995    149,461   50,000      236     15,000        13,346
Chief  Financial    1994    111,635   46,000        -      5,000        12,501
 Officer, General   1993     89,316   10,000   54,373(4)  10,000         9,740
 Counsel and
 Secretary

Bruce W. Hooey      1995    114,923  40,000    20,806(4)   5,000        10,814
 Chief Information  1994          -       -           -        -             -
 Officer            1993          -       -           -        -             -

(1) Includes amounts deferred under the Company's Savings and Retirement Plan.
(2) The amounts shown in this column represent the Company's annual contributions to its Savings and Retirement Plan.
(3) Mr. Downey was elected an officer of the Company on January 5, 1993. Amounts represent relocation expenses paid pursuant to his employment agreement. See "Executive Agreements."
(4) Amounts represent reimbursement of relocation expenses.
(5) Amounts accrued in order to fund deferred compensation payable pursuant to agreement. See "Executive Agreements".
(6) Amount represents reimbursement of interest.

Option Grants

     The following table shows all stock options that were granted to the officers named in the preceding Summary
Compensation Table during the fiscal year ended June 30, 1995.
The exercise price of all such options was the fair market value on the date of the grant.


              Option Grants in the Last Fiscal Year

            Individual Grants (1)



                                                                Potential Realizable
                   Number of  % of Total                        Value at Assumed Annual
                   Shares      Options                          Rates of Stock Price
                   Underlying  Granted to  Per Share            Appreciation for Option
                   Options     Employees   Excercise Expiration Term
   Name            Granted (#) Fiscal Year Base PriceDate        5%($)      10%($)
Bruce L. Downey       40,000    21%        $21.69     08/17/04   545,629    1,382,731
Gerald F. Price       15,000     8%         21.69     08/17/04   204,611      518,524
Ezzeldin A. Hamza      6,500     3%         21.69     08/17/04    88,665      224,694
Paul M. Bisaro        15,000     8%         21.69     08/17/04   204,611      518,524
Bruce W. Hooey         5,000     3%         21.69     08/17/04    68,204      172,841
All Shareholders(2)                                           26,239,581  319,915,883


(1) Consists of options granted under the Company's stock option plan approved by shareholders in 1993. This plan permits the Compensation Committee in its discretion to cancel any option granted under such plan and re-grant it at a lower price, however, no such action was taken during the fiscal year.

(2) Total dollar gains on assumed rates of appreciation shown here calculated on 9,282,427 outstanding shares as of June 30, 1995 and the market price on that date ($21.625)

Note: The dollar amounts under the 5% and 10% columns in the table above are the result of calculations required by the Securities and Exchange Commission's rules and therefore are not intended to forecast possible future appreciation of the stock price of the Company. Although permitted by the SEC's rules, the Company did not use an alternate formula for a grant date valuation because the Company is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. As shown in the % column above, no gain to the named officers is possible without appreciation in the price of the Company's common stock, which will benefit all shareowners.

Option Exercises and Option Values

     The following table provides information as to the value of options exercised and options held by Officers named in the preceding Summary Compensation Table at fiscal year end measured in terms of the closing price of the Company's common stock (see
Notes 1 and  2 below).

  Aggregated Option Exercises and Fiscal Year-End June 30, 1995
                          Option Values

                                  Number of Shares Subject  Value of Unexercised
      Shares                       to Unexercised Options   In-the-Money Options
    Acquired on  Value                   at Year-End           at Year-End(2)
Name Exercise    Realized(1) Exercisable Unexercisable Exercisable Unexercisable
Bruce L.
Downey      -       -            40,000    100,000     $455,000       $682,500

Gerald F.
Price       -       -            36,000     20,000      405,000         23,125

Ezzledin
A. Hamza    -       -            32,875     40,875      395,759        396,984

Paul M.
Bisaro      -       -            12,500     17,500      125,313         11,563

Bruce W.
Hooey       -       -             2,500      7,500        3,438          3,438

(1) Valued at the difference between the fair market value of the shares at the time of exercise and the options' grant price.
(2) Valued at the difference between the fair market value of the shares at June 30, 1995 ($21.625) and the options' grant price.

Compensation to Directors

     Directors, excluding Dr. Sherman and Mr. Downey, receive an annual retainer of $12,500 and a fee of $500 for attendance at each meeting of the Board and at each Committee meeting. In addition, Messrs. Bolger, Cohen and Harrell were reimbursed for certain expenses which they incurred on behalf of the Company.

     Under the Company's 1993 Stock Option Plan for Non-Employee Directors, each Director who is not an employee of the Company (other than a Director who owns 40% or more of the Common Stock) receives an annual option grant to purchase 3,000 shares at an option price equal to 100% of the fair market of the common stock on the date of grant, except that, in the case of the first grant (the date of the 1993 Annual Meeting of Shareholders), the number of shares covered by each grant was 12,000. Each option has a ten-year term and becomes exercisable on the date of the first annual shareholders' meeting immediately following the date of the grant. On December 7, 1994, each participating director received a grant of an option to purchase 3,000 shares at an exercise price of $25.63 per share.

Executive Agreements

      In January 1994, the Company entered into a consulting agreement with Mr. Cohen for a term ending June 30, 2002. From January 31, 1994, when the agreement commenced, and through June 30, 1995, Mr. Cohen provided consulting services related to certain business development projects and received compensation at the rate of $250,000 per annum. The consulting agreement was amended in June 1995 and indicates that beginning July 1, 1995, Mr. Cohen's duties will, among other things, include consulting and advising with regard to products and process development and attendance at industry associations and technology groups for up to 120 days during the twelve months ending June 30, 1996 and up to 80 days during each fiscal year until June 30, 2002. For the fiscal year ending June 30, 1996, Mr. Cohen will be compensated at the rate of $150,000 per annum and $100,000 during each of the six subsequent years. During each of the next seven years, Mr. Cohen will also receive an additional fee equal to one percent of the Company's pre-tax earnings between $5 million and $15 million for each such year. In the event of Mr. Cohen's death during the term of the agreement, all amounts which would otherwise have been payable thereafter will be paid at the times provided in the agreement to his designated beneficiary or his estate. In addition, during the term of the agreement, Mr. Cohen is entitled to receive the same compensation as other non-employee Directors of the Company for his services as a Director, to exercise any outstanding non-qualified stock options granted to him prior to January 21, 1994 and to be provided with medical and dental benefits equivalent to those which the Company provides for its senior officers from time to time on the same terms and conditions. At commencement of the term of the agreement, the Company transferred to Mr. Cohen title to the automobile which the Company was then providing to him for use in its business.

      On January 4, 1993, the Company employed Mr. Downey as President and Chief Operating Officer. The Agreement, initially for three years, and year-to-year thereafter unless terminated by either party, provides for (i) a base annual salary of approximately $350,000 (as of July 1, 1994) which may be increased by the Company; (ii) participation in the executive incentive plan with the opportunity to receive an annual bonus of up to 50% of the then base salary; (iii) grant of options to purchase 100,000 shares of common stock; and (iv) financial assistance in relocating, including indemnification of up to $30,000 of any loss sustained on the sale of his present residence. If the Agreement is terminated by the Company without cause or by Mr. Downey for good reason (as defined therein), Mr. Downey will be entitled to a lump sum payment equal to 18 months base salary.

     On August 9, 1989 the Company entered into an Agreement with Mr. Hamza in order to induce him to remain as an employee until at least August 9, 1993 at which time the benefits accrued pursuant to the Agreement vested. The Agreement provides for deferred payments to Mr. Hamza annually from 1997 to 2004, both inclusive, in order to coincide with the higher education requirements of his three children. The total amount payable is $300,000, of which $25,000 is payable in each of four of the eight years and $50,000 is payable in each of the other four years. Such obligation is recorded at its present value and is included as part of Other Liabilities in the consolidated balance sheets.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

      The following table sets forth information regarding the beneficial ownership of the Company's voting securities on June 30, 1995 by (i) each person who beneficially owns more than 5% of the Company's voting securities; (ii) each Director of the Company; (iii) each officer of the Company named in the preceding
Item 11; and (iv) all Directors and Officers of the Company as a group.

Name and Address of Beneficial      Number of       Percent of
             Owner                   Shares           Class

Bernard C. Sherman (1)             6,108,634(2)        63.2%
159 Signet Drive
Weston, Ontario, Canada  M9L 1T9

FMR and Edward C. Johnson, 3rd       799,800(4)         8.3%
82 Devonshire Street
Boston, MA  02109

Edwin A. Cohen (1)                   466,953(3)         4.8%

Bruce L. Downey (1)                   61,944(3)              *

George P. Stephan (1)                 32,000(3)              *

Robert J. Bolger (1)                  22,000(3)              *

Wilson L. Harrell (1)                 22,000(3)              *

Michael F. Florence (1)               12,200(3)              *

Jacob M. Kay(1)                        5,000(1)              *

Gerald F. Price                       53,359(3)              *

Ezzeldin A. Hamza                     45,521(3)              *

Paul M. Bisaro                        23,126(3)              *

Bruce W. Hooey                         5,658(3)              *

All directors and                  6,896,404            71.3%
officers as a group (17 Persons)
[FN]_________________________________________
     *    Less than 1%

     (1)  A Director of the Company

     (2) Consists of 5,888,276 common shares held of record by Sherman Delaware, Inc. ("SDI") and 220,358 common shares held of record by Glastex Investments, Inc.

     (3) Includes shares of common stock which directors and officers have currently exercisable rights to acquire through the exercise of incentive and non-qualified options, in the amount of 60,000 shares for Mr. Downey, 91,954 shares for Mr.Cohen, 28,500 shares for Mr. Stephan, 22,000 shares each for Mr. Harrell and Mr. Bolger, 12,000 shares for Mr. Florence, 48,500 shares for Mr. Price, 45,000 shares for Mr. Hamza, 22,500 shares for Mr. Bisaro, 5,000 for Mr. Hooey, and 390,204 shares for all Directors and officers as a group.

     (4) Reflects shares beneficially owned as of December 31, 1994 according to a statement on Schedule 13G filed with the Securities and Exchange Commission. Fidelity Management & Research Corp. ("Fidelity"), a wholly-owned subsidiary of FMR Corp. and an investment adviser registered Investment Advisers Act of 1940, is the beneficial owner of the shares shown as a result of acting as investment adviser to several investment companies ("the Funds") registered under the Investment Company Act of 1940.

          Edward C. Johnson 3rd, FMR Corp. (through its control of Fidelity) and the Funds each has sole power to dispose of the 799,800 shares owned by the Funds.

          Neither FMR Corp. nor Edward C. Johnson 3rd has the sole power to vote or direct the voting of the shares owned directly by the Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees.

          Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares shown. The interest of one person, Fidelity Convertible Securities Fund, an investment company registered under the Investment Act of 1940, amounted to 761,200 shares or 7.9% of the class.


Changes in Control

      All  of  the  shares  held of record by  Sherman  Delaware,
("SDI") have been pledged to a bank to secure a guaranty made  by
SDI.   A  change  in control of the Company could result  in  the event SDI were to default in its guaranty obligation.


Item 13.  Certain Relationships and Related Transactions

      During the fiscal year ended June 30, 1995 the Company sold certain of its pharmaceutical products and bulk pharmaceutical materials to four other companies owned by Dr. Bernard Sherman, a Director of the Company. The Company was paid an aggregate of approximately $2,585,000 upon such sales. The Company also purchased bulk pharmaceutical materials from a company owned by Dr. Sherman in the amount of $435,000. The Company believes the amounts of such transactions would approximate the amounts of similar transactions with unaffiliated third parties.

      The Company has purchased a directors' and officers' liability insurance policy from the National Union Fire Insurance Company of Pittsburgh, Pennsylvania that insures the Company for certain obligations incurred in the indemnification of its directors and officers under New York law and insures directors and officers where such indemnification is not provided by the Company. The one-year cost of the current policy is $165,000.

      The Company has also purchased an insurance policy from National Union Fire Insurance Company of Pittsburgh, Pennsylvania, that provides coverage for employees (including officers) who are fiduciaries of the Company's employee benefit plans against expenses and defense costs incurred as a result of alleged breaches of fiduciary duty as defined in ERISA. The one-year cost of the current policy is $6,975.

      In June 1992, a shareholder action was filed against the Company and Edwin A. Cohen, then President of the Company, and Louis J. Guerci, who was a Vice President of the Company. In November 1994, the Company agreed to settle this matter. Management strongly believed that the case was without merit, but determined that it was in the Company's best interest to settle rather than participate in continued litigation. In December 1994, the court approved the settlement. In connection with this action, the Company had separately agreed to indemnify Mr. Guerci in connection therewith. In the three years ended June 30, 1995, the Company made advances of approximately $288,000 and $35,000 in legal fees and expenses to legal counsel on behalf of Mr. Guerci and Mr. Cohen, respectively.

Item 14.
Exhibits, Financial Statement Schedule and Reports on Form 8-K

     (a)  (1) (2) See Index to Financial Statements after
Signature Page.

     (b)  Exhibits

          The following exhibits are filed as part of this report.

Exhibit Number           Exhibits

  3.1   Certificate of Incorporation of Registrant (1)

  3.2   By-Laws of the Registrant (2)

 10.1   Stock Option Plan (3)

 10.2   Savings and Retirement Plan

 10.3   Economic Development Bond Financing Agreement, dated
        December 19, 1984, relating to 265 Livingston Street (2)

 10.4   Note Purchase Agreement dated June 28, 1991 -
        $20,000,000 - 10.15% Senior Secured Notes dated June 28, 2001 (4)

 10.5   Not used.

 10.6   Collective Bargaining Agreement, effective May 1993 (4)

 10.7   Agreement with Bruce L. Downey (4)

 10.8   Agreement with Ezzeldin A. Hamza (4)

 10.9 Distribution and Supply Agreement for Tamoxifen Citrate dated March 8, 1993 (4)

 10.10  1993 Stock Incentive Plan (5)

 10.11  1993 Employee Stock Purchase Plan (6)

 10.12  1993 Stock Option Plan for Non-Employee Directors (7)

 10.13  Agreement with Edwin A. Cohen and Amendment thereto

 11.0   Statement Re:  Computation of Per Share Earnings

 21.0   Subsidiaries of the Company (1)

Exhibit Number           Exhibits

 23.1   Consent of Deloitte & Touche LLP

 23.2   Consent of KPMG Peat Marwick LLP

   27   Financial Data Schedule

  (1)   Previously filed with the Securities and Exchange
        Commission as an Exhibit to the Registrant's Annual
        Report on Form 10-K for the year ended June 30, 1988 and incorporated herein by reference.

  (2)   Previously filed with the Securities and Exchange
        Commission as an Exhibit to the Registrant's Annual
        Report on Form 10-K for the year ended June 30, 1986 and incorporated herein by reference.

  (3)   Previously filed with the Securities and Exchange
        Commission as an Exhibit to the Registrant's
        Registration Statement on Form S-1 No. 33-13472 and incorporated herein by reference.

  (4)   Previously filed with the Securities and Exchange
        Commission as an Exhibit to the Registrant's Annual
        Report on Form 10-K for the year ended June 30, 1993 and incorporated herein by reference.

  (5)   Previously filed with the Securities and Exchange
        Commission as an Exhibit to the Registrant's
        Registration Statement on Form S-8 No. 33-73696 and incorporated herein by reference.

  (6)   Previously filed with the Securities and Exchange
        Commission as an Exhibit to the Registrant's
        Registration Statement on Form S-8 No. 33-73700 and incorporated herein by reference.

  (7)   Previously filed with the Securities and Exchange
        Commission as an Exhibit  to the Registrant's
        Registration Statement on Form S-8 No. 33-73698 and incorporated herein by reference.


     (c)  Reports on Form 8-K

          None.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     BARR LABORATORIES, INC.

     Signature                 Title                           Date

BY BRUCE L. DOWNEY    Chairman of the Board, Chief         September 22, 1995
   (Bruce L. Downey)  Executive Officer & President

BY PAUL M. BISARO     Chief Financial Officer,             September 22, 1995
   (Paul M. Bisaro)   General Counsel & Secretary

BY PETER J. FINNERTY  Corporate Controller                 September 22, 1995
   (Peter J.Finnerty)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                 Title                         Date

BRUCE L. DOWNEY       Chairman of the Board, Chief         September 22, 1995
(Bruce L. Downey)     Executive Officer & President

EDWIN A. COHEN        Vice Chairman of the Board           September 22, 1995
(Edwin A. Cohen)

ROBERT J. BOLGER      Director                             September 22, 1995
(Robert J. Bolger)

MICHAEL F. FLORENCE   Director                             September 22, 1995
(Michael F. Florence)

WILSON L. HARRELL     Director                             September 22, 1995
(Wilson L. Harrell)

BERNARD C. SHERMAN    Director                             September 22, 1995
(Bernard C. Sherman)

GEORGE P. STEPHAN     Director                             September 22, 1995
(George P. Stephan)

JACOB M. KAY          Director                             September 22, 1995
(Jacob M. Kay)

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Reports                                      32-33

Consolidated Balance Sheets - June 30, 1995 and 1994               34

Consolidated Statements of  Operations - Years ended               35
     June 30, 1995, 1994 and 1993

Consolidated Statements of Shareholders' Equity -  Years ended     36
     June 30, 1995, 1994 and 1993

Consolidated Statements of Cash Flows - Years ended                37
     June 30, 1995, 1994 and 1993

Notes to Consolidated Financial Statements                         38-51


Schedule II- Valuation and Qualifying Accounts -  Years ended      52
             June 30, 1995, 1994 and 1993

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Barr Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Barr Laboratories, Inc. and subsidiaries (the "Company") as of June 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years then ended. Our audits also included the financial statement schedule as of June 30, 1995 and 1994, listed in the
Index  at  Item 14.  These consolidated financial statements  and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Barr Laboratories, Inc. and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule as of June 30, 1995 and 1994, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As  discussed in Note 6 to the consolidated financial statements, effective  July  1,  1993,  the Company  changed  its  method  of
accounting  for  income  taxes  to  conform  with  Statement   of
Financial Accounting Standards No. 109.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Parsippany, New Jersey
August 22, 1995

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Barr Laboratories, Inc.:


We have audited the consolidated financial statements of Barr Laboratories, Inc., and subsidiaries as listed in the accompanying index insofar as they relate to the year ended June 30, 1993. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index insofar as it relates to the year ended June 30, 1993. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Barr Laboratories, Inc. and subsidiaries for the year ended June 30, 1993 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG PEAT MARWICK LLP
KPMG Peat Marwick LLP

Short Hills, New Jersey
September 17, 1993,
except as to the first four sentences of the second paragraph of note 5 and the fifth paragraph of note 11 which are as of August 22, 1995

BARR LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 1995 and 1994  (in thousands of dollars, except share amounts)



                                             1995           1994

                 ASSETS
Current assets:
  Cash and cash equivalents                 $ 52,987      $ 36,499
  Accounts receivable (including
receivables from related parties of
$925 in 1995 and $1,766 in 1994) less
allowances
  of  $2,100 and $2,000 in 1995 and
  1994, respectively                          27,307        21,633
  Inventories                                 35,890        29,350
 Deferred income taxes                         3,601         3,578
 Prepaid expenses                                678           643

  Total current assets                       120,463        91,703


Property, plant and equipment, net            34,799        33,127

Other assets                                     691         1,077

  Total assets                              $155,953      $125,907

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable (including
payable to a related
         party of $250 in 1995)             $ 55,355       $ 32,735
     Accrued liabilities                       5,495          4,812
     Income taxes payable                      1,249            929

          Total current liabilities           62,099         38,476

Long-term debt                                20,371         30,433
Other liabilities                                253            253
Deferred income taxes                          1,377          1,761

Commitments & contingencies

Shareholders' Equity:
 Cumulative convertible preferred
stock, Series A, $1 par value
per share;  authorized 2,000,000
shares: none issued Common stock,
$.01 par value Per share;
authorized 30,000,000 shares; issued
9,334,852 and 8,783,737 in 1995
and 1994, respectively                            93             88
     Additional paid-in capital               42,230         31,591
     Retained earnings                        29,543         23,318

                                              71,866         54,997
 Treasury stock at  cost;  52,425
 shares in 1995 and 1994                        (13)           (13)

  Total shareholders' equity                  71,853         54,984

  Total liabilities and shareholders'
  equity                                    $155,953       $125,907

See accompanying notes to the consolidated financial statements.

BARR LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993
(thousands of dollars, except share amounts)
                                               1995       1994       1993
Net sales (including sales to related
parties of $2,585 in 1995, $1,850 in 1994
and $661 in 1993)                            $ 199,720   $ 109,133   $  58,047

Cost of sales                                  159,498      78,021      35,913

  Gross Profit                                  40,222      31,112      22,134

Costs and expenses:
 Selling, general and administrative            19,014      19,170      23,554

 Research and development                       10,443       6,778       5,370

Earnings (loss) from operations                 10,765       5,164     (6,790)

Interest  income                                 1,874         689         345

Interest  expense                              (2,535)     (2,683)     (2,499)

Other income                                       118         575      21,771

Earnings before income taxes, extrordinary
loss and cumulative effect of accounting
change                                          10,222       3,745      12,827

Income tax expense                               3,852       1,461       5,040

Earnings before extraordinary loss and
cumulative effect of accounting change           6,370       2,284       7,787

Extraordinary loss on early extinguishment
of debt, net of taxes                            (145)           -           -

Earnings before cumulative effect of             6,225       2,284       7,787
accounting change

Cumulative effect of accounting change               -         374           -

Net  earnings                                  $ 6,225    $  2,658     $ 7,787

            PER COMMON SHARE:
Earnings before extraordinary loss and
cumulative effect of accounting change         $  0.71    $   0.26     $  0.90

Extraordinary loss on early extinguishment
of debt, net of taxes                           (0.01)           -           -

Earnings before cumulative effect of              0.70        0.26        0.90
accounting change

Cumulative effect of accounting change               -        0.04           -

Net  earnings                                  $  0.70     $  0.30     $  0.90

Weighted average number of common shares
and common share equivalents                 8,944,692   8,887,919   8,629,872

BARR LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993 (in thousands of dollars, except share amounts)


                             Common         Additional              Common Stock        Total
                              Stock          Paid-in    Retained    in Treasury      Shareholder's
                         Shares   Amount     capital    Earnings   Shares  Amount       Equity
Balance, June 30, 1992  8,662,695    $87     $29,898    $12,873    52,425   $ (13)       $42,845
Net earnings                                              7,787                            7,787
Issuance of common
   stock for exercised
   stock options and
   employee's stock
   purchase plans          27,542      -         175                                         175
Contributions related to
   exercise of options by
   directors                                     691                                         691

Balance, June 30, 1993  8,690,237     87      30,764     20,660    52,425     (13)        51,498
Net earnings                                              2,658                            2,658
Issuance of common
   stock for exercised
   stock options and
   employee's stock
   purchase plan            93,50      1         827                                         828

Balance, June 30, 1994  8,783,737     88      31,591     23,318    52,425     (13)        54,984
Net earnings                                              6,225                            6,225
Issuance of common
   stock for exercised
   stock options and
   employee's stock
   purchase plan           40,757      -         661                                         661
Issuance of common
   stock upon conversion
   of convertible
   subordinated notes     510,358      5       9,978                                       9,983

Balance, June 30, 1995  9,334,852    $93     $42,230    $29,543    52,425    $(13)       $71,853

  See accompanying notes to the consolidated financial statements.

         BARR LABORATORIES, INC.
  CONSOLIDATED STATEMENTS OF CASH FLOWS
 For The Years Ended June 30, 1995, 1994
                 and 1993
    (thousands of dollars, except share
               information)

                                                                1995          1994          1993
CASH FLOWS FROM (USED IN) OPERATING
ACTIVITIES:
     Net earnings                                            $  6,225      $  2,658      $  7,787
     Adjustments to reconcile net earnings
     to net cash provided by (used in) operating activities:
          Depreciation and amortization                         4,429         3,613         3,256
          Deferred income tax (benefit) expense                 (407)           523         2,326
          Cumulative effect of accounting change                    -         (374)             -
          Write-off of deferred financing fees associated
           with early extinquishment of debt                      188             -             -
          (Gain) loss on disposal of equipment                  (113)            24          (56)
          Gain on disposal of investment property                   -         (548)             -
          Write-off of discontinued capital projects                -            53         1,199

 Changes in assets and liabilities:
          (Increase) decrease in:
               Accounts receivable                            (5,674)      (13,049)         1,847
               Inventories                                    (6,540)       (7,050)         3,177
               Prepaid expenses                                  (35)         (329)           206
               Other assets                                       198          (55)           373
          Increase (decrease)  in:
               Accounts payable and accrued liabilities        23,303        28,584       (1,797)
               Income taxes payable                               320           534         (986)
          Net cash provided by operating activities            21,894        14,584        17,332


CASH FLOWS FROM  (USED IN) INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                   (6,328)       (4,752)       (4,375)
 Proceeds from sale of investment property                          -           900             -
 Proceeds from sale of property, plant and equipment              340            36           213
   Net cash used in investing activities                      (5,988)       (3,816)       (4,162)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Principal payments on long-term debt                            (62)         (145)          (98)
 Fees associated with conversion of debt to equity               (17)             -             -
 Proceeds from exercise of stock options
     and employee stock purchases                                 661           828           238
         Net cash provided by financing activities                582           683           140
         Increase in cash and cash equivalents                 16,488        11,451        13,310
Cash and cash equivalents at beginning of year                 36,499        25,048        11,738
Cash and cash equivalents at end of year                      $52,987       $36,499       $25,048
Supplemental cash flow data-Cash paid during the year:
  Interest, net of portion capitalized                       $  2,541      $  3,072      $  3,087
  Income taxes                                                  3,766           705         3,211
Supplemental disclosure of non-cash  financing activity:
  Issuance of 510,358 shares of common stock upon conversion
  of $10,000 Convertible Subordinated Notes                  $10,000              -             -

See accompanying notes to the consolidated financial statements.

                     BARR LABORATORIES, INC.

         Notes to the Consolidated Financial Statements
         (in thousands of dollars, except share amounts)

(1)  Summary of Significant Accounting Policies

     (a)  Principles of Consolidation and Other Matters

          The consolidated financial statements include the accounts of Barr Laboratories, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

          Sherman Delaware, Inc., and affiliated companies owned 65.4% of the common stock of the Company at June 30, 1995. Dr. Bernard C. Sherman is a principal stockholder of Sherman Delaware, Inc. and a Director of Barr Laboratories, Inc.

     (b)  Inventories

          Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

     (c)  Property, Plant and Equipment

          Property, Plant and Equipment is recorded at cost. Depreciation is provided for on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful lives or the terms of the respective leases. The estimated useful lives of the major classification of depreciable assets are:

                                                   Years
                                                   -----
                Buildings                             45
                Building Improvements                 10
                Machinery and Equipment             3-10
                Leasehold Improvements              3-10
                Automobiles and Trucks               3-5

          Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized.

     (d)  Income Taxes

          In 1995 and 1994, income taxes are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

          Under Accounting Principles Board Opinion No. 11, which was applied in fiscal 1993, a provision was made for deferred income taxes resulting from differences between the time transactions were recorded for financial statement purposes and the time they affected taxable income.

     (e)  Research and Development

          Research   and   development   costs,   which   consist
          principally of product development costs, are charged to operations as incurred.

     (f)  Earnings Per Share

          Earnings per common share in 1995 and 1993 is computed by dividing earnings by the weighted average number of shares outstanding during the period. In 1995, the effects of stock options outstanding resulted in less than 3% dilution. In 1993, the inclusion of dilutive common equivalent shares and other potentially dilutive securities was either anti-dilutive or resulted in less than 3% dilution. Earnings per common share in 1994 was computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year. The inclusion of other potentially dilutive securities was anti-dilutive. The fully diluted per share amounts are not presented in 1995, 1994 and 1993 because any dilutive effect was either not material or was anti-dilutive.

     (g)  Concentration of Credit Risk

          The  Company  is engaged in the manufacture,  sale  and
          distribution of generic pharmaceutical products. The Company's manufacturing plants are located in New Jersey and New York and its products are sold throughout the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

     (h)  Cash and Cash Equivalents

          Cash equivalents consist of those securities with maturities of three months or less when purchased. As of June 30, 1995 and 1994, $41,143 and $17,368,
          respectively, of the Company's cash was held in a cash collateral account to secure extension of credit to it by the Innovator of Tamoxifen Citrate in accordance with the Distribution and Supply Agreement between the Company and the Innovator.

     (i)  Deferred Financing Fees

          All costs associated with the issuance of debt are being amortized on a straight-line basis over the life of the related debt which matures in 2001. The unamortized amounts of $357 and $625 at June 30, 1995 and 1994, respectively, are included in Other assets in the Consolidated Balance Sheets.

          In connection with the early extinguishment of the 10.05% convertible subordinated notes, the Company wrote off $188 in deferred financing fees in February
          1995.  See Note (4) Long-Term Debt.

     (j)  Financial Instruments

          The following is a summary of the carrying value and estimated fair value as of June 30, 1995, of the Company's financial instruments reportable pursuant to SFAS No. 107, "Disclosures about Fair Value of Financial Instruments:"

          Cash, Accounts Receivable and Accounts Payable - The carrying amounts of these items are a reasonable estimate of their fair value.

          Long-Term Debt - Long-term debt is primarily comprised of the 10.15% $20 million Senior Secured Notes due June 2001. The fair value of this debt at June 30, 1995 is estimated at $21 million. This estimate was determined by discounting the future cash flows using rates currently available to the Company.

          The fair value estimates presented herein are based on pertinent information available to management as of June 30, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.


     (k)  Revenue Recognition

          The Company recognizes revenue when goods are shipped.

     (l)   Reclassifications
               Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

(2)  Inventories

     A summary of inventories is as follows:
                                         June 30,
                                  --------------------
                                    1995         1994
         Raw Materials and
         Supplies                 $17,470      $18,064
         Work-in-Process            4,520        5,093
         Finished Goods            13,900        6,193
                                  -------      -------
                                  $35,890      $29,350
                                  =======      =======

     Tamoxifen Citrate, purchased as a finished product, accounted for $9,966 and $1,992 of finished goods inventory as of June 30, 1995 and 1994, respectively.

(3)  Property, Plant and Equipment

     A summary of property, plant and equipment is as follows:

                                         June 30,
                                   --------------------
                                     1995        1994
         Land                      $  1,814     $ 1,814
         Buildings and
         Improvements                19,109      18,425
         Machinery and
         Equipment                   35,243      31,081
         Leasehold
         Improvements                 1,659       1,358
         Automobiles and
         Trucks                          81         140
         Construction in
         Progress                     2,460       1,780
                                    -------     -------
                                     60,366      54,598
         Less: Accumulated
            Depreciation &
             Amortization            25,567      21,471
                                    -------     -------
                                    $34,799     $33,127


     For the years ended June 30, 1995, 1994 and 1993, $176, $388 and $588 of interest was capitalized, respectively.

(4)  Long-Term Debt
     A summary of long-term debt is as follows:
                                             June 30,
                                      ---------------------
                                         1995       1994
      New Jersey Economic
      Development
        Authority Bond (a)             $     414   $    458
      10.15% Senior Secured Notes
      Due June
        28, 2001 (b)
      10.05% Convertible                  20,000     20,000
      Subordinated Notes (c)                   -     10,000
      Other                                    -         42
                                         -------    -------
                                          20,414     30,500
      Less Current Installments of
      Long-Term
        Debt (included in Accrued
      Liabilities)                            43         67
                                         -------    -------
      Total Long-Term Debt               $20,371    $30,433
                                         =======    =======

      (a) The New Jersey Economic Development Authority Bond is payable to a bank. Such loan is secured by a first mortgage on land, building and improvements on the facility located at 265 Livingston Street. Interest is charged at 75% of the bank's prime rate. The prime rate was 9% and 7-1/4% at June 30, 1995 and 1994, respectively. Monthly installments are $3.6 plus interest, through December 1999. Upon maturity in January 2000, there will be a final installment equal to the then remaining principal balance of $220.


      (b) In June 1991, the Company entered into a note purchase agreement and issued $20,000 of senior secured notes
          bearing interest  at  a rate   of   10.15%,  payable
          semiannually.   Principal payments of $4,000 per year
          are due beginning in June 1997 through the maturity date of June 28, 2001. These notes are collateralized by a first mortgage on the Pomona, New York facility
          and  all  machinery   and equipment.

      (c)  In June 1991, the Company entered into a note purchase
          agreement and issued 10,000   of  convertible  subordinated
          notes bearing interest at the rate of 10.05%, payable semiannually. In February 1995, these notes were converted into 510,358 shares of common stock and the Company incurred an extraordinary loss resulting primarily
          from  the write-off   of   deferred   financing   costs. This
          extraordinary loss from early extinguishment of debt, net of taxes of $92, was $145 or $0.01 per share.


          The senior notes contain certain financial covenants including but not limited to:

          -    Fixed interest coverage of 150% of senior note interest.

          - Maintenance of consolidated tangible net worth of not less than $25 million plus 25% of net earnings subsequent to June 30, 1991.

          - Senior debt limitations of not more than 45% of total capitalization and a total debt limitation of not more than 55% of total capitalization.

          - Restriction of dividend payments not to exceed $5 million plus 50% of net earnings subsequent to July 1, 1991.

     The Company was in compliance with such covenants as of and for the year ended June 30, 1995.

     The note purchase agreement permits the Company to repay these notes prior to their scheduled maturity. However, as this would require a substantial prepayment penalty, refinancing such notes currently is considered prohibitive.



     Principal maturities of existing long-term debt for the next five years and thereafter are as follows:

                            Year Ending
                             June 30,

                               1996          $   43
                               1997           4,043
                               1998           4,043
                               1999           4,043
                               2000           4,242
                            Thereafter        4,000


(5)  Related-Party Transactions

     The Company's related party transactions were with affiliated companies of Dr. Bernard C. Sherman. During the years ended June 30, 1995, 1994, and 1993, the Company purchased $435, $124 and $63, respectively, of bulk pharmaceutical material from such companies.

     In June 1992, a shareholder action was filed against the Company and Edwin A. Cohen, then President of the Company, and Louis J. Guerci, who was a Vice President of the Company. In November 1994, the Company agreed to settle this matter. Management strongly believed that the case was without merit, but determined that it was in the Company's best interest to settle rather than participate in continued litigation. In December 1994, the court approved the settlement. In connection with this action, the Company has separately agreed to indemnify Mr. Guerci in connection therewith. In the three years ended June 30, 1995, the Company made advances of approximately $288 and $35 in legal fees and expenses to legal counsel on behalf of Mr. Guerci and Mr. Cohen, respectively.

     During the years ended June 30, 1995 and 1994, the Company paid one of its Directors $250 and $83, respectively, under a consulting agreement.

(6)  Income Taxes

     Effective July 1, 1993, the Company adopted SFAS 109. The cumulative effect of this accounting change was a one-time gain of $374 or $.04 per share which is reported separately in the Consolidated Statement of Operations for fiscal 1994. A summary of the components of income tax expense is as follows:

                          Year Ended June 30,
                      1995       1994       1993
   Federal:
      Current         $3,680      $  821      $2,364
      Deferred          (242)        412       1,966
                       3,438       1,233       4,330
   State:
      Current            487         117         350
      Deferred          (165)        111         360
                         322         228         710
                      $3,760      $1,461      $5,040


     Income tax expense for the year ended June 30, 1995 is included in the financial statements as follows:

     Continuing operations              $3,852
     Extraordinary loss on early
       extinguishment of debt              (92)
                                        ------
                                        $3,760
                                        ======

     The provision for income taxes differs from amounts computed by applying the statutory federal income tax rate to income before taxes due to the following:

                                   Year Ended June 30
                                1995      1994      1993
   Federal Income Taxes at
   Statutory Rate                $3,475    $1,274   $4,361
   State Income Taxes,
     Net of Federal Income
   Tax Effect                       212       151      470
   Other, Net                        73        36      209
                                 ------    ------   ------
                                 $3,760    $1,461   $5,040
                                 ======    ======   ======

     The temporary differences that give rise to deferred tax assets and liabilities as of June 30, 1995 and 1994 are as follows:

                               1995         1994
   Deferred Tax Assets:
   Receivable Reserves        $1,036         $952
   Inventory Reserves            848        1,083
   Inventory Capitalization      593          478
   Other Operating Reserves    1,124        1,065
   Reserves                   ------       ------
                               3,601        3,578
   Deferred  Tax
   Liability:
     Plant and
   Equipment                  (1,377)      (1,761)
   Net Deferred Tax
   Asset                      $2,224       $1,817
                              ======       ======

     The deferred income tax expense for the fiscal year ended
     June 30, 1993 is attributable to the following timing differences:

           Inventory Reserves        $1,475
           Inventory                    101
           Capitalization
           Receivable Reserves          232
           Other Operating               83
           Reserves
           Tax Over Book                 43
           Depreciation
           Write-Off of Joint
           Venture                      392
                                     ------
                                     $2,326
                                     ======

(7)  Shareholders' Equity

     Preferred Stock

     The cumulative convertible preferred stock, Series A has voting rights equal to the number of shares of common stock of the Company into which each share may be converted (with a conversion basis of one share of common stock for each share of preferred stock). As of June 30, 1995, none have been issued.

     Employee Stock Option Plans

     The Company has stock option plans, which were approved by the shareholders and which authorize the granting of options to officers and certain key employees to purchase the Company's common stock at a price equal to the market price on the date of grant.

     During fiscal 1994, the shareholders ratified the adoption by the Board of Directors of the 1993 Stock Incentive Plan ("the 1993 Option Plan") in order to ensure, among other things, that the Company would continue to have an adequate number of shares of common stock available for grants of incentive and unqualified stock options.

     The   Company's  other  option  plan  was  approved  by  the
     shareholders in 1986 ("the 1986 Option Plan").

     All options granted to date under the 1993 Option Plan and 1986 Option Plan are exercisable between one and two years from the date of grant and expire ten years after the date of grant except in cases of death or termination of employment as defined in each Plan. Also, to date, no option has been granted under either the 1993 Option Plan or the 1986 Option Plan at a price below the current market price of the Company's common stock on the date of grant.

     The following is a summary of the combined activity of the 1986 Option Plan and the 1993 Option Plan for the three fiscal years ended June 30, 1995:

                                    No. of      Option
                                    Shares       Price

Outstanding at 6/30/92             320,350     $4.38-17.50

Granted                            234,500      7.50-13.50

Cancelled                          (19,300)     8.38-17.50

Exercised                          (15,750)      4.38-8.88

Outstanding at 6/30/93             519,800      4.38-17.50

Granted                             75,250     17.00-20.25

Cancelled                          (33,296)     9.00-17.25

Exercised                          (93,500)     4.38-17.25

Outstanding at 6/30/94             468,254      4.38-20.25

Granted                            192,500     21.69-25.31

Cancelled                           (9,500)     9.00-21.69

Exercised                          (18,000)     4.38-17.25

Outstanding at 6/30/95             633,254      4.38-25.31
                                   =======

Exercised to date through          254,250
6/30/95                            =======

Available for Grant
(1,350,000 authorized)             462,496
                                   =======

Exercisable at 6/30/95             318,129      $4.38-21.69
                                   =======

     Non-Employee Directors' Stock Option Plan

     During fiscal year 1994, the shareholders ratified the adoption by the Board of Directors of the 1993 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). An aggregate of 150,000 shares of common stock were available under the Directors' Plan. This formula plan, among other things, enhances the Company's ability to attract and retain experienced directors. Each eligible non-employee director on any grant date is optioned 3,000 shares except in the case of the first grant date (which was the date of the 1993 Annual Meeting) where each eligible director was optioned 12,000 shares.

     All options granted under the Directors' Plan have ten-year terms and are exercisable at an option exercise price equal to the market price of common stock on the date of grant. Each option is exercisable on the date of the first annual shareholders' meeting immediately following the date of grant of the option, provided there has been no interruption of the optionee's service on the Board before that date. In December 1993, four non-employee members of the Board of Directors were granted a total of 48,000 non-qualified options to purchase common stock at $20.63 per share (average market price at date of grant). As of June 30, 1995, none have been exercised. The following is a summary of the activity for the fiscal year ended June 30, 1995:

                       No. of   Option Price
                       Shares
Outstanding at
6/30/94                  48,000        $20.63

Granted                  18,000         25.63
                         ------
Outstanding at
6/30/95                  66,000   20.63-25.63

Available for Grant
 (150,000 authorized)    84,000
                         ======
Exercisable at
6/30/95                  48,000        $20.63
                         ======



     Employee Stock Purchase Plan

     During fiscal 1994, the shareholders ratified the adoption by the Board of Directors of the 1993 Employee Stock Purchase Plan (the "Purchase Plan") to offer employees an inducement to acquire an ownership interest in the Company. The Purchase Plan permits eligible employees to purchase, through regular payroll deductions, an aggregate of 200,000 shares of common stock at approximately 85% of the fair market value of such shares. During fiscal 1995, the initial year of the plan, 22,757 shares were purchased under the plan.

(8)  Business Segment and Other Matters

     The Company operates in one industry segment (the manufacture and distribution of generic pharmaceutical products). In fiscal 1995, approximately 10% of net sales were generated by sales to Cardinal Health, Inc. In 1994 and 1993, McKesson Drug Company accounted for approximately 11% and 14% of net sales, respectively. No other customer accounted for greater than 10% of sales in any of the last three fiscal years.

(9)  Savings and Retirement Plan

     The Company has a savings and retirement plan (the "401(K) Plan") which is intended to qualify under Section 401(K) of the Internal Revenue Code. Employees are eligible to participate in the 401(K) Plan in the first month following the month of hire. Prior to June 30, 1995, under the terms of the 401(K) Plan, participating employees may contribute up to a maximum of 15% of their earnings (9% of their earnings before taxes and up to 6% of after-tax earnings). Beginning in July 1, 1995, participating employees may contribute up to a maximum of 12% of their earnings before or after taxes. The Company is required, pursuant to the terms of its union contract, to contribute to each union employee's account an amount equal to the 2% minimum contribution made by such employee. The Company may, at its discretion, contribute a percentage of the amount contributed by an employee to the 401(K) Plan up to a maximum of 10% of such employee's compensation. Participants are always fully vested with respect to their own salary and cash contributions and any profits arising therefrom. Participants become vested with respect to 20% of the Company's contributions to their accounts and any profits arising therefrom for each full year of employment with the Company and thus become fully vested after five full years of employment.

     The Company's discretionary contributions to the 401(K) Plan were $1,173, $945, and $789 for the years ended June 30, 1995, 1994 and 1993, respectively.

     In  January  1994,  after  an extensive  review  of  certain administrative aspects of the 401(K) Plan, the Company submitted an application to the Internal Revenue Service
     (IRS) under the Voluntary Compliance Review (VCR) program. The Company has taken those actions necessary to ensure that the 401(K) Plan is administered in accordance with applicable rules and regulations. On September 14, 1995, the Company received a Compliance Statement from the IRS indicating that the IRS would not pursue the sanction of plan disqualification provided that the Company's proposed corrective actions, which were included in the VCR application, are completed by December 13, 1995. The Company believes that any expenses resulting from this matter will not have a material affect on the Company's consolidated financial statements.

(10) Other Income

     A summary of other income is as follows:

                                   Year Ended June 30,
                  _____________________________________________
                            1995       1994         1993
   ICI Lawsuit                 --         --       $21,000
   Settlement (a)
   Circa Lawsuit               --         --           690
   Settlement(b)
   Gain on Sale of           $113      $ 548            --
   Property (c)
   Other                        5         27            81
                             ----       ----       -------
   Other Income              $118       $575       $21,771
                             ====       ====       =======
(a) In March 1993, the Company and the Innovator of Tamoxifen Citrate reached an out-of-court settlement of a patent dispute involving the United States patent on Tamoxifen Citrate. Under the terms of the settlement, a total cash payment of $21 million (excluding interest) was made to the
     Company;   the   Company   entered  into   a   non-exclusive
     Distribution and Supply Agreement with the Innovator; and the Company began marketing Tamoxifen Citrate on November 1, 1993.

(b)  In  June 1993, under the terms of the settlement with  Circa
     Pharmaceuticals, Inc., the Company received a total cash payment of $690.

(c) The Company sold unused manufacturing equipment in 1995 and undeveloped investment property in 1994 and recognized gains of $113 and $548, respectively, from such sales.

(11) Commitments and Contingencies

The Company is party to various operating leases which relate to the rental of office and plant facilities and of equipment. All building leases can be extended at the option of the Company. Rent expense charged to operations was $1,217, $1,007 and $955 in 1995, 1994 and 1993, respectively. Future minimum rental payments, exclusive of taxes, insurance and other costs under noncancellable long-term operating lease commitments, are as follows:
                            Minimum
         Year Ending        Rental
           June 30,        Payments
             1996               $ 980
             1997                 929
             1998                 934
             1999                 624
             2000                  29
          Thereafter                0

     Joint Venture Litigation

     As a result of the Company's inability to reach an agreement with its partner in a joint venture in a fermentation plant, the Company and an affiliated company have filed an action to recover the $1,000 deposit which was paid in escrow in furtherance of the possible joint venture. A counterclaim has been filed against the Company and its co-plaintiff for damages of $10,000 for breach of contract and $5,000 for punitive damages. Although the Company believes its claim is meritorious and the defendant's counterclaim is without merit, the Company is uncertain of its ability to collect any judgment in the case. Accordingly, the Company wrote off the $1,000 investment in the fourth quarter of fiscal 1992.

     Product Liability

     The Company maintains product liability insurance coverage in the amount of $5,000. No significant product liability suit has ever been filed against the Company, however, if one were filed and such a case were successful against the Company, it could have a material adverse effect upon the business and financial condition of the Company to the extent such judgment was not covered by insurance or exceeded the policy limits.

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

     Shareholder Action

     On November 16, 1994, the Company agreed to settle a 1992 shareholder action, filed against the Company and two former officers, which alleged the violation of certain SEC
     regulations.   In  December 1994,  the  Court  approved  the
     settlement.

     Management strongly believed that the case was without merit, but determined that it was in the Company's best interest to settle rather than participate in continued litigation. The total settlement, valued at approximately $1.8 million, will be shared equally by the Company and its insurers. A provision for the Company's estimated share of the cost of the action had been previously included in the Company's 1994 consolidated financial statements, and therefore the settlement is not expected to have any significant adverse effect on the Company's future operations.

     Other Litigation

     As of June 1995, the Company was involved with other lawsuits incidental to its business, including patent infringement actions. Management of the Company, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have any significant adverse effect on the Company's consolidated financial statements.

(12) Quarterly Data (Unaudited)

     A summary of the quarterly results of operations is as
follows:
                               (in thousands of dollars,
                                except per share amounts)
                                Three-Month Period Ended
                        Sept. 30    Dec. 31   Mar. 31    June 30
1995:
Net sales                 $44,047    $50,878   $49,286    $55,509
Gross profit                9,944     11,021     9,727      9,530
Earnings before
extraordinary loss on
early extinguishment of
debt                        1,845      2,248     1,041      1,236
Net earnings                1,845      2,248       896      1,236
Earnings before
extraordinary loss on
early extinguishment of
debt per common share
and common share
equivalent                $  0.21   $   0.25  $   0.12   $   0.13
Net earnings per common
share and common
equivalent share*         $  0.21   $   0.25  $   0.10   $   0.13
                          =======   ========  ========   ========
Net earnings assuming
full dilution*           $   0.21   $   0.25  $   0.10   $   0.13
                         ========   ========  ========   ========
1994:
Net sales                 $13,197    $25,621   $29,675    $40,640
Gross Profit                6,641      6,909     7,837      9,725
Earnings before
cumulative effect of
accounting change              14        144       609      1,517
Net earnings                  388        144       609      1,517
Earnings before
cumulative effect of
accounting change per
common share and common
share equivalent         $      -   $   0.02  $   0.07   $   0.17
Net earnings per common
share and common
equivalent share         $   0.04   $   0.02  $   0.07   $   0.17
                         ========   ========  ========   ========
Net earnings assuming
full dilution            $   0.04   $   0.02  $   0.07   $   0.17
                         ========   ========  ========   ========


* The sum of the individual quarters may not equal the full year amounts due to the effects of the market prices in the application of the treasury stock method.

                                                      Schedule II

Barr Laboratories, Inc.
Valuation and Qualifying Accounts
Years ended June 30, 1995, 1994, and 1993



                       Balance at  Additions,   Recovery Deduct-
                       Beginning  costs and     against  tions   Balance
                        of Year   and expense    write-  write-  at end of
                                                  offs    offs     Year
Allowance for
doubtful accounts:
Year ended June 30, 1993     $500      (20)       5       85      400
Year ended June 30, 1994      400      400       20       20      800
Year ended June 30, 1995      800        -        -      400      400

Reserve for returns
and allowances:
Year ended June 30, 1993    1,200    2,035        -    2,235    1,000
Year ended June 30, 1994    1,000    2,021        -    1,821    1,200
Year ended June 30, 1995    1,200    4,813        -    4,313    1,700

Inventory reserves:
Year ended June 30, 1993   10,400    6,238        -    9,991    6,647
Year ended June 30, 1994    6,647    3,447        -    4,351    5,743
Year ended June 30, 1995    5,743    2,345        -    4,538    3,550