Form 10-Q
period 1995-09-30
BARR LABORATORIES INC
filed 1995-10-26
CIK 10081

UNITED STATES
	       SECURITIES AND EXCHANGE COMMISSION
		     WASHINGTON, D.C. 20549


			    FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1995 or


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

Yes  X    NO

Number of shares of Common Stock, par value $.01, outstanding as of September 30, 1995: 9,302,088.

		     BARR LABORATORIES, INC.



		     INDEX                                         PAGE

PART  I.    FINANCIAL INFORMATION

     Item 1. Financial Statements

	     Consolidated Balance Sheets as of
	     September 30, 1995 and June 30, 1995             3

	     Consolidated Statements of Earnings
	     for the three months ended
	     September 30, 1995 and 1994                      4

	     Consolidated Statements of Cash Flows
	     for the three months ended
	     September 30, 1995 and 1994                      5

	     Notes to Consolidated Financial
	     Statements                                     6-7

     Item 2. Management's Discussion and
	     Analysis of Financial Condition and
	     Results of Operations                          8-9

PART II.     OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K          9

SIGNATURES                                            10

		                     BARR LABORATORIES, INC.
		                   CONSOLIDATED BALANCE SHEETS
	            (thousands of dollars, except share amounts)
			                         (unaudited)
					                                       September 30,      June 30,
						                                         1995           1995
		ASSETS
Current assets:
  Cash                                       $  52,812         $ 52,987
  Accounts receivable, less allowances
    of $2,230 and $2,100, respectively          27,791           27,307
  Inventories                                   31,051           35,890
  Deferred income taxes                          3,634            3,601
  Prepaid expenses                                 996              678

  Total current assets                         116,284          120,463


Property, plant and equipment, net              35,233           34,799

Other assets                                       755              691

  Total assets                                $152,272         $155,953

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                         $ 47,669         $ 55,355
     Accrued liabilities                         5,748            5,495
     Income taxes payable                        2,527            1,249

	  Total current liabilities                    55,944           62,099

Long-term debt                                  20,360           20,371
Other liabilities                                  230              253
Deferred income taxes                            1,311            1,377

Commitments & Contingencies

Shareholders' Equity:
     Common Stock $.01 par value per share
     Authorized 30,000,000; issued
     9,354,513 and 9,334,852, respectively          94               93
    Additional paid-in capital                  42,602           42,230
    Retained earnings                           31,744           29,543
						74,440           71,866

 Treasury stock at cost: 52,425 shares             (13)             (13)

  Total shareholders' equity                    74,427           71,853

  Total liabilities and shareholders' equity  $152,272         $155,953

<F1> See accompanying notes to the consolidated financial statements.

		                  BARR LABORATORIES, INC.
	             CONSOLIDATED STATEMENTS OF EARNINGS
	        (thousands of dollars, except share amounts)
			                     (unaudited)

				                                           		Three Months Ended
						                                              September 30,
						                                             1995       1994
Net sales                                        $  54,176  $  44,047

Cost of sales                                       43,459     34,103

  Gross Profit                                      10,717      9,944

Costs and expenses:
 Selling, general and administrative                 5,060      4,192

 Research and development                            2,244      2,299

Earnings from operations                             3,413      3,453

Interest  income                                       684        316

Interest  expense                                     (472)      (747)

Other (expense) income, net                            (17)         2

Earnings before income taxes                         3,608      3,024

Income tax expense                                   1,407      1,179

Net  earnings                                    $   2,201  $   1,845

	       PER COMMON SHARE:

Earnings per common and common equivalent shares $    0.23  $    0.21

Earnings per common share assuming full dilution $    0.23  $    0.21

Weighted average number of common and common     9,509,033  8,737,701
equivalent shares

Weighted average number of shares assuming full  9,528,873  8,737,701 dilution

<F1> See accompanying notes to the consolidated financial statements.

		BARR LABORATORIES, INC.
	 CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Three Months Ended September 30, 1995 and 1994
	    (thousands of dollars; unaudited)
                                                							1995         1994
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net earnings                                    $  2,201     $  1,845
     Adjustments to reconcile net earnings
     to net cash provided by (used in)
     operating activities:
      Depreciation and amortization                     1,225          995
      Deferred income tax benefit                         (99)        (791)
      Loss on disposal of equipment                        22            -
     Changes in assets and liabilities:
      (Increase) decrease in:
	     Accounts receivable                                (484)      (1,456)
	     Inventories                                       4,839       (2,078)
	     Prepaid expenses                                   (318)        (498)
	     Other assets                                        (64)          54
     Increase (decrease)  in:
	     Accounts payable and accrued                     (7,433)       2,297
	     liabilities
	     Income taxes payable                              1,278        1,981

  Net cash provided by operating activities             1,167        2,349

CASH FLOWS FROM  (USED IN) INVESTING ACTIVITIES:
  Purchases of property, plant and equipment           (1,857)      (1,773)
  Proceeds from sale of property, plant and               176            -
    equipment
   Net cash used in investing activities               (1,681)      (1,773)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Principal payments on long-term debt                    (34)         (24)
  Proceeds from exercise of stock options
    and employee stock purchases                          373          222

     Net cash provided by financing activities            339          198

     Increase (decrease)  in cash                        (175)         774

Cash and cash equivalents at beginning of period       52,987       36,499

Cash and cash equivalents at end of period           $ 52,812     $ 37,273

Supplemental cash flow data-Cash paid during the period:
  Interest, net of portion capitalized               $     38     $      8

  Income taxes                                       $    228     $      4

<F1> See accompanying notes to the consolidated financial statements.

		     BARR LABORATORIES, INC.
	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			  (unaudited)


1. Basis of Presentation

   The consolidated financial statements include the accounts of Barr Laboratories, Inc. and its wholly-owned subsidiaries
   (the "Company" or "Barr").

   In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

   Certain amounts in prior years' financial statements have been reclassified to conform with the current year presentation.

2. Inventories

   Inventories consisted of the following (in thousands of dollars):

                                   		 	 September 30, June 30,
					                                       1995        1995

       Raw materials and supplies          $13,555    $17,470
       Work-in-process                       6,079      4,520
       Finished goods                       11,417     13,900
                                   					   $31,051    $35,890

   Tamoxifen Citrate, purchased as a finished product, accounted for approximately $6,899 and $9,966 of finished goods as of September 30, 1995 and June 30, 1995, respectively.


3. Earnings Per Common Share and Common Share Equivalents

   For the three month period ended September 30, 1995, earnings per common and common equivalent shares were computed by dividing the earnings applicable to common stock by the
    weighted   average  number  of  common  and  dilutive   common
   equivalent shares outstanding during the period. For the three month period ended September 30, 1994, earnings per
   common   share   were  computed  by  dividing   the   earnings
   applicable to common stock by the weighted average  number  of
   common  shares outstanding during the period.   In  1994,  the
   effects of stock options outstanding and the convertible subordinated debt and related interest adjustment to earnings were excluded as they resulted in less than 3% dilution.

		     BARR LABORATORIES, INC.
	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			   (unaudited)


4. Cash and Cash Equivalents

   As of September 30, 1995 and June 30, 1995, approximately $34,029 and $41,143, respectively, of the Company's cash was held in a cash collateral account to secure extension of credit to it by the manufacturer of Tamoxifen Citrate. (See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.)


5. Commitments and Contingencies

   Litigation
   The Company, at September 30, 1995, was involved in lawsuits incidental to its business, including patent infringement actions. Management, based on the advice of legal counsel, believes that the ultimate disposition of these lawsuits will not have any significant adverse effect on the Company's consolidated financial statements.

		     BARR LABORATORIES, INC.

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
Comparison of the Quarter Ended September 30, 1995 to the Quarter Ended September 30, 1994 - (thousands of dollars)

Net sales increased 23% to $54,176 from $44,047. The increase is attributable to a continued increase in demand for Tamoxifen
Citrate ("Tamoxifen"), the breast cancer treatment distributed by the Company.

Tamoxifen sales increased 35% to $39,890 from $29,628. The growth primarily resulted from increases in the Company's market share. Tamoxifen is a patented product manufactured for the Company by the Innovator, and is distributed by the Company under a non-exclusive license agreement with the Innovator. Currently, Tamoxifen only competes against the Innovator's product, which is sold under a brand name. Sales of Barr-manufactured products were consistent with prior year's sales as additional volume of several Barr products offset price reductions impacting certain other products.

Gross profit increased to $10,717 from $9,944 due to increased sales volume. However, the gross margin decreased as a percentage of net sales to 19.8% from 22.6%. This decrease is primarily attributed to lower gross margins earned on the distribution of Tamoxifen compared to margins earned on manufactured products, and by reduced prices on certain of the Company's manufactured products due primarily to increased competition.

Selling, general and administrative expenses increased to $5,060 from $4,192, yet remained relatively constant as a percentage of net sales as was expected, due to the significant increase in net sales. This increase of $868 is primarily attributed to increased legal fees resulting from Barr's patent challenges, and in particular preparation for the trial regarding the Ciprofloxacin challenge; increased salaries resulting from additions in headcount; and, additional depreciation resulting from implementation of a new core computer system.

Total research and development expenses were virtually unchanged from the prior year's levels, despite an increase in salaries and related costs associated with the addition of scientists and higher raw material costs associated with an increase in the number of products under development when compared to the prior year. These increases were offset by a decrease in amounts paid to outside laboratories to conduct biostudies. Such a decrease was expected since the prior year's amounts included biostudy costs for conjugated estrogens. The number, complexity and associated costs of biostudies for conjugated estrogens are greater than those for most other products currently under development.

Interest income more than doubled, increasing to $684 from $316, due to a 40% increase in the average cash and cash equivalent balance in comparison to the same period in the prior year as well as an increase in the rate of return earned on those investments.

Interest  expense declined by $275 due primarily to the reduction in  long-term  debt  from  the February 1995  conversion  of  $10 million in Convertible Subordinated Notes into Barr common stock.

The tax provisions for the quarters ended September 30, 1995 and 1994, were calculated at an effective tax rate of 39%.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $52,812 at September 30, 1995, down slightly compared to $52,987 at June 30, 1995. However, the Company's unrestricted cash increased nearly $7 million to approximately $19 million from June 30, 1995, as the cash held in a cash collateral account to secure credit extended to the Company by the Innovator of Tamoxifen decreased to $34,029 from $41,143 at June 30, 1995. The decrease in the cash collateral account reflects slightly lower Tamoxifen purchases during the quarter ended September 30, 1995, compared to purchases made in the last quarter of fiscal 1995 when the Company increased purchases in order to even-out its inventory levels. The Company continues to evaluate alternatives to using cash to secure this payable, including obtaining a letter of credit facility to provide standby letters of credit to secure future Tamoxifen purchases. The Company believes that it has the right to replace the cash collateral with letters of credit once such a facility is obtained. The Company further believes that such a line will allow the Company to utilize a portion of its existing escrow funds to help fund operations and capital expenditures.

Cash provided from operating activities was $1,167 for the three months ended September 30, 1995, which included net earnings of $2,201. Additionally, reductions in inventory of $4,839 as well as non-cash charges (depreciation and amortization) of $1,225 offset reductions in payables, primarily due to payments for the prior quarter's Tamoxifen purchases.

The Company purchased $1,857 in capital assets during the three months ended September 30, 1995. An expansion of the Company's manufacturing facilities and the purchase of new equipment accounted for the majority of these expenditures. The Company expects that its capital expenditures may increase significantly during the remaining quarters of fiscal 1996. This anticipated increase will be primarily associated with the continued expansion of the Company's manufacturing facilities including the acquisition or construction of a new multi-purpose facility. The Company is currently evaluating alternatives for financing this facility and the related machinery and equipment.

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

		   PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a)          Exhibit Number           Exhibit
       	    11                       Computation of per share earnings
	           27                       Financial data schedule

(b)       There were no reports filed on Form 8-K in the quarter
	         ended September 30, 1995.

		     BARR LABORATORIES, INC.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			      BARR LABORATORIES, INC.




Dated:    October 25, 1995    /s/ Paul M. Bisaro
			      Paul M. Bisaro, Vice President

Dated:    October 25, 1995    /s/ Paul M. Bisaro
			      Paul M. Bisaro, Chief Financial Officer
			      and General Counsel