Form 10-Q
period 1995-12-31
BARR LABORATORIES INC
filed 1996-02-08
CIK 10081

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For quarterly period ended December 31, 1995 or


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

Yes  X    NO

Number of shares of Common Stock, Par Value $.01, outstanding as of December 31, 1995: 9,313,088.

                     BARR LABORATORIES, INC.



                    INDEX                             PAGE

PART  I.    FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets as of
             December 31, 1995 and June 30, 1995        3

             Consolidated Statements of Earnings
             for the three and six-months ended
             December 31, 1995 and 1994                 4
             Consolidated Statements of Cash Flows
             for the six-months ended
             December 31, 1995 and 1994                 5
             Notes to Consolidated Financial
             Statements                               6-7

     Item 2. Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations                   8-10

PART II.     OTHER INFORMATION

     Item 1. Legal Proceedings                         11

     Item 4. Submission of Matters to a Vote of        11
             Security Holders

     Item 5. Other                                     12


     Item 6. Exhibits and Reports on Form 8-K          12

SIGNATURES                                             13

                    BARR LABORATORIES, INC.
                  CONSOLIDATED BALANCE SHEETS
          (thousands of dollars, except share amounts)
                          (unaudited)

                                      December 31,      June 30,
                                          1995            1995

                ASSETS
Current assets:
  Cash and cash equivalents               $  51,146     $  52,987
  Accounts receivable, less allowances
   of $1,760 and $2,100, respectively        32,247        27,307
  Inventories                                39,315        35,890
 Deferred income taxes                        3,701         3,601
 Prepaid expenses                               968           678

  Total current assets                      127,377       120,463


Property, plant and equipment, net           36,998        34,799

Other assets                                  1,162           691

  Total assets                            $ 165,537     $ 155,953

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                     $  60,293     $  55,355
     Accrued liabilities                      5,094         5,495
     Income taxes payable                     1,781         1,249

          Total current liabilities          67,168        62,099

Long-term debt                               20,350        20,371
Other liabilities                               233           253
Deferred income taxes                         1,179         1,377

Commitments & Contingencies

Contingencies (note 6)

Shareholders' Equity:
  Common Stock $.01 par value per share
    Authorized 30,000,000; issued
    9,365,513 and 9,334,852, respectively        94            93
  Additional paid-in capital                 42,793        42,230
  Retained earnings                          33,733        29,543
                                             76,620        71,866

 Treasury stock at cost: 52,425 shares         (13)           (13)

  Total shareholders' equity                 76,607        71,853

  Total liabilities and shareholders'
  equity                                  $ 165,537     $ 155,953

See accompanying notes to the consolidated financial statements.

                     BARR LABORATORIES, INC.
               CONSOLIDATED STATEMENTS OF EARNINGS
        (thousands of dollars, except per share amounts)
                           (unaudited)


                                     Three Months        Six Months
                                        Ended              Ended
                                    December 31,        December 31,
                                    1995    1994        1995      1994
Net sales                         $57,465   $50,878   $111,641    $94,925

Cost of sales                      46,541    39,857     90,000     73,960

  Gross Profit                     10,924    11,021     21,641     20,965

Costs and expenses:


 Selling, general and
   administrative                   5,433     4,287     10,493      8,479

 Research and development           2,529     2,863      4,773      5,162


Earnings from operations            2,962     3,871      6,375      7,324

Interest  income                      601       375      1,285        691

Interest  expense                    (432)     (647)      (904)    (1,394)

Other (expense)  income, net            5        87        (12)        89

Earnings before income taxes        3,136     3,686       6,744     6,710

Income tax expense                  1,147     1,438       2,554     2,617

Net  earnings                       1,989     2,248       4,190     4,093

        PER COMMON SHARE:

Earnings per common and common
  equivalent share                $  0.21   $  0.25     $  0.45    $ 0.46

Earnings per common share assuming
  full dilution                   $  0.21   $  0.25      $ 0.43    $ 0.46

Weighted average number
of common and common
equivalent shares               9,305,360 9,008,836   9,299,479 8,972,823


Weighted average number of shares
 assuming full dilution         9,676,784 9,525,033   9,670,903 9,009,898

See accompanying notes to the consolidated financial statements.

               BARR LABORATORIES, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Six Months Ended December 31, 1995 and 1994
           (thousands of dollars; unaudited)
                                                     1995       1994
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net earnings                                   $   4,190   $   4,093
  Adjustments to reconcile net earnings
     to net cash provided by (used in)
     operating activities:
      Depreciation and amortization                   2,470      2,045
      Deferred income tax benefit                      (298)      (438)
      Loss (gain) on disposal of equipment               19        (87)
  Changes in assets and liabilities:
    (Increase) decrease in:
       Accounts receivable                           (4,940)    (6,870)
       Inventories                                   (3,425)    (1,817)
       Prepaid expenses                                (290)      (203)
       Other assets                                    (471)       (42)
     Increase (decrease)  in:
       Accounts payable and accrued liabilities       4,517      6,883
       Income taxes payable                             532      1,275

     Net cash provided by operating activities        2,304      4,839

CASH FLOWS FROM  (USED IN) INVESTING ACTIVITIES:
 Purchases of property, plant and equipment          (4,867)    (3,166)
 Proceeds from sale of property, plant and
  equipment                                             179        300
   Net cash used in investing activities             (4,688)    (2,866)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Principal payments on long-term debt                   (21)       (26)
 Proceeds from exercise of stock options
  and employee stock purchases                          564        336

  Net cash provided by financing activities             543        310

  Increase (decrease)  in cash                       (1,841)     2,283

Cash and cash equivalents at beginning of period     52,987     36,499

Cash and cash equivalents at end of period       $   51,146 $   38,782

Supplemental cash flow data-Cash
  paid during the period:
    Interest, net of portion capitalized         $      903 $    1,398
    Income taxes                                 $    2,320 $    1,791

See accompanying notes to the consolidated financial statements.

                     BARR LABORATORIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

1. Basis of Presentation

   The consolidated financial statements include the accounts of Barr Laboratories, Inc. and its wholly-owned subsidiaries
   (the "Company" or "Barr").

   In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's Annual
   Report on Form 10-K for the year ended June 30, 1995, and quarterly report on Form 10-Q for the period ended September 30, 1995.

2. Inventories

   Inventories consisted of the following (in thousands of
   dollars):
                                          December 31,  June 30,
                                            1995          1995
       Raw materials and supplies          $17,612      $17,470
       Work-in-process                       6,098        4,520
       Finished goods                       15,605       13,900
                                           $39,315      $35,890


   Tamoxifen Citrate, purchased as a finished product, accounted for approximately $11,173 and $9,966 of finished goods as of December 31, 1995 and June 30, 1995, respectively.

3. Earnings Per Common Share and Common Share Equivalents

   For the three and six-month periods ended December 31, 1995, earnings per primary common and common equivalent shares were computed by dividing the earnings applicable to common stock by the weighted average number of common shares outstanding during the period. Fully diluted earnings per share was calculated including dilutive stock options. For the three and six-month periods ended December 31, 1994, earnings per common share were computed by dividing the earnings applicable to common stock by the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the six months ended December 31, 1994, the inclusion of the convertible debentures and their related interest expense and deferred charge adjustments in the calculation of fully diluted earnings per share resulted in less than 3% dilution.

4.      Cash and Cash Equivalents

   Cash   equivalents  consist  of  short-term,  highly   liquid
   investments (primarily municipal bonds with interest rates that are re-set in intervals of 7 to 30 days) which are readily convertible into cash at par value (cost). As of December 31, 1995 and June 30, 1995, approximately $33,757 and $41,143, respectively, of the Company's cash was held in a

                       BARR LABORATORIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

   cash collateral account to secure extension of credit to it by the manufacturer of Tamoxifen Citrate. (See Note 6 and Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.)

5.      Commitments and Contingencies

   Litigation
   The Company, at December 31, 1995, was involved in lawsuits incidental to its business, including patent infringement actions. Management, based on the advice of legal counsel, believes that the ultimate disposition of these lawsuits will not have any significant adverse effect on the Company's consolidated financial statements. (See also Legal Proceedings.)

6.   Collateral Agreement

   In December 1995, the Company and the Innovator of Tamoxifen entered into an Alternative Collateral Agreement ("Collateral Agreement") which suspends certain sections of the Supply and Distribution Agreement ("Distribution Agreement") entered into March, 1993. Under the Collateral Agreement, extensions of excess credit to the Company will no longer need to be secured by a letter of credit or cash collateral. As of December 8, 1995, the effective date of the Collateral Agreement, the balance of the funds held in the cash collateral account totaled approximately $45 million. Beginning with the Company's first purchase after the effective date of the Collateral Agreement, the Company is not required to fund the cash collateral account at the time of purchase. All remaining terms of the Distribution Agreement remain in place.

   In return for the elimination of the cash collateral requirement and in lieu of issuing letters of credit, the Company has agreed to pay the Innovator a monthly fee based on the average monthly Tamoxifen payable balance, as defined in the agreement, and maintain compliance with certain financial covenants.

7.   Subsequent Event

   In January 1996, the Company purchased a 65,000 square foot manufacturing facility in Forest, Virginia, for approximately
   $2.3 million in cash.

                     BARR LABORATORIES, INC.

Item 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Results of Operations: Comparison of the Quarter Ended December 31, 1995 to the Quarter Ended December 31, 1994 - (thousands of dollars)

Net sales increased 13% to $57,465 from $50,878. The increase is attributable to an increase in Barr-manufactured products as well as continued increase in demand for Tamoxifen Citrate ("Tamoxifen"), the breast cancer treatment distributed by the Company.

Tamoxifen sales increased 12% to $41,434 from $36,868, but remained at approximately 72% of total net sales. The growth resulted from increases in the Company's market share and price. While the Company's Tamoxifen revenues continued to increase in fiscal 1996, the rate of growth between fiscal 1995 and 1996 declined compared to prior years. This decline in the rate of growth was expected given the dramatic growth achieved immediately after the Company began distributing Tamoxifen and given the Company's share of the current market. Tamoxifen is a patented product manufactured for the Company by the Innovator, and is distributed by the Company under a non-exclusive license agreement with the Innovator. Sales of Barr-manufactured products increased 14% as a result of additional volume and favorable changes in product mix.

Gross  profit  remained consistent with the prior year,  although gross margin percentages declined to 19.0% from 21.7%. Volume increases were offset by lower margins on certain products. In late November 1995, the Company began selling Megestrol Acetate, a cancer treatment. While the introduction of this product did not significantly effect results for the second quarter, the Company believes that this product will provide a positive impact during the remainder of the year and will contribute to offsetting lower margins on certain Barr-manufactured products.

Selling, general and administrative expenses increased to $5,433 from $4,287 and as a percentage of net sales from 8.4% to 9.5%. The increase of $1,146 reflects the Company's spending in preparation for the introduction of new products. This spending includes increased legal fees associated with ongoing patent challenges; increased salaries associated with additions in headcount; and, additional depreciation from the December 1994 implementation of a new core computer system.

Research and development expenses decreased to $2,529 from $2,863 despite an increase in salaries and related costs associated with the addition of scientists and higher raw material costs associated with an increase in the number of products under development when compared to the prior year. These increases were offset by a decrease in fees paid to outside laboratories to conduct biostudies. Such a decrease was expected since the prior year's amounts included biostudy costs for conjugated estrogens. The number, complexity and associated costs of biostudies for conjugated estrogens are greater than those for other products currently under development.

Interest  income  increased to $601  from  $375,  due  to  a  37%
increase in the average cash and cash equivalent balance as well as an increase in the rate of return earned on those investments.

Interest  expense declined by $215 due primarily to the reduction in  long-term  debt  from  the February 1995  conversion  of  $10 million in Convertible Subordinated Notes into Barr common stock.

Results  of  Operations:   Comparison of  the  Six  Months  Ended December 31,
1995 to the Six Months Ended December 31, 1994 (thousands of dollars)

Net sales increased to $111,641 from $94,925. The 18% increase is primarily attributable to a continued increase in demand for Tamoxifen, the breast cancer treatment distributed by the
Company, as well as increased sales for the balance of the Company's product lines.

Sales of Tamoxifen accounted for $81,324 or 73% of net sales, compared to $66,496 or 70% of net sales. The 22% growth was due to increases in the Company's market share and price. While the Company's Tamoxifen revenues continued to increase in fiscal 1996, the rate of growth between fiscal 1995 and 1996 declined compared to prior years. This decline in the rate of growth was expected given the dramatic growth achieved immediately after the Company began distributing Tamoxifen and given the Company's share of the current market. Tamoxifen is a patented product manufactured for the Company by the Innovator, and is distributed by the Company under a non-exclusive license agreement with the Innovator. Sales of Barr-manufactured products increased 7% as a result of favorable changes in product mix and increases in volume.

Gross profit increased to $21,641 from $20,965 primarily due to increased sales volume. However, the gross margin decreased as a percentage of net sales from 22.1% to 19.4%. This decrease is primarily attributed to lower gross margins earned on the distribution of Tamoxifen compared to margins earned on Barr-manufactured products, and by lower margins on certain of the Company's manufactured products. In late November 1995, the Company began selling Megestrol Acetate, a cancer treatment. While the introduction of this product did not significantly effect results for the second quarter, the Company believes that this product will provide a positive impact during the remainder of the year and will contribute to offsetting lower margins on certain Barr-manufactured products.

Selling, general and administrative expenses increased to $10,493 from $8,479 and increased as a percentage of net sales to 9.4% from 8.9%. The increase of $2,014 reflects spending in preparation for the introduction of new products. This spending includes increased legal fees associated with ongoing patent challenges; increased salaries associated with additions in headcount; and, additional depreciation from the December 1994 implementation of a new core computer system.

Research and development expenses decreased to $4,773 from $5,162 despite an increase in salaries and related costs associated with the addition of scientists and higher raw material costs associated with an increase in the number of products under development when compared to the prior year. These increases were offset by a decrease in fees paid to outside laboratories to conduct biostudies. Such a decrease was expected since the prior year's amounts included biostudy costs for conjugated estrogens. The number, complexity and associated costs of biostudies for conjugated estrogens are greater than those for other products currently under development.

Interest income increased 86% to $1,285 from $691, due to  a  39%
increase in the average cash and cash equivalent balance as well as an increase in the rate of return earned on those investments.

Interest expense declined $490 primarily from the elimination of interest expense associated with the $10 million Convertible
Subordinated Notes which were converted into shares of Barr common stock in February 1995.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $51,146 at December 31, 1995, a decrease from $52,987 at June 30, 1995. However, the Company's unrestricted cash increased $5,545 to $17,389 from June 30, 1995, as the cash held in a cash collateral account to secure credit extended to the Company by the Innovator of Tamoxifen decreased to $33,757 from $41,143 at June 30, 1995. The decrease in the cash collateral account is a result of an Alternative Collateral Agreement ("Collateral Agreement") entered in December 1995 between the Company and the Innovator of Tamoxifen. As discussed in Note 6 to the financial statements, beginning with the Company's first purchase under the Collateral Agreement, extensions of excess credit to the Company will no longer need to be secured by a letter of credit or cash collateral. As a result, a significant portion of the Company's cash balances will no longer be subject to the restrictions imposed by the cash collateral account, and can be used at the Company's discretion. The balance in the cash collateral account at December 31, 1995 relates to purchases prior to the effective date of the Collateral Agreement.

Cash provided from operating activities was $2,304 for the six months ended December 31, 1995. Favorable increases in accounts payable were offset by increases in inventories and accounts receivable. The increases in accounts payable and inventory were primarily due to increased purchases of Tamoxifen. The increase in accounts receivable is attributable to an increase in days sales outstanding as well as an increase in overall sales volume.

The Company purchased $4,867 in capital assets during the six months ended December 31, 1995, the majority of which related to the expansion of the Company's manufacturing facilities and the purchase of new machinery and equipment. In December 1995, the Company announced plans to expand its existing manufacturing facilities in Pomona, New York and Northvale, New Jersey. The expansions will add additional manufacturing capacity including special manufacturing areas necessary for the production of such products as cancer treatments and hormonal agents. This investment will consist of approximately $4 million in construction and $4 million in the purchase and installation of new equipment. In January 1996, the Company purchased a 65,000 square foot manufacturing facility in Forest, Virginia, for approximately $2.3 million in cash. Over the next year, the Company estimates that it will invest an additional $11.4 million to retrofit the facility, purchase and install equipment to manufacture pharmaceutical products, and outfit laboratory and support facilities. Management believes that its purchase of the Virginia facility will result in significant cost savings since the existing facility can be easily converted to meet the Company's needs, and ongoing operating expenses are more favorable in Virginia when compared to New York and New Jersey.

The  Company  is currently evaluating alternatives for  financing the  acquisition  of  certain  of  its  machinery  and  equipment additions, and the renovation of the Virginia facility. Management believes that existing capital resources, along with the Company's ability to obtain additional capital, if required, will be adequate to meet its needs for the foreseeable future.

                   PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

          AZT Patent Challenge
          As previously disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 1995, in March 1995, the Company filed a petition asking the U.S. Supreme Court to overturn the November 1994 ruling by the Court of Appeals for the Federal Circuit in Washington, D.C., which upheld five of Burroughs Welcome Co.'s ("BW&Co.") patents for zidovudine, the generic versions of the AIDS treatment AZT.

          On January 16, 1996, the U.S. Supreme Court decided that it would not hear an appeal seeking to overturn the Court of Appeals ruling on BW&Co.'s patents on zidovudine. This decision effectively ends the Company's challenge of the patents. BW&Co.'s claim for recovery of its attorney's fees from the Company on the grounds that the Company's conduct renders the case "exceptional" under patent law remains outstanding. The Company believes that this action is not well-founded, and accordingly, no liability has been recorded at this time.


Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of Barr
          Laboratories, Inc. was held on December 6, 1995, at the Woodcliff Lake Hilton, Woodcliff Lake, New Jersey. Of the 9,303,088 shares entitled to vote, 8,754,808 shares were represented at the meeting by proxy or present in person. The meeting was held for the following purposes:

          1. To elect a Board of Directors.
          All eight nominees were elected based on the following votes cast:

                   For                        Shares
               Robert J. Bolger              8,746,878
               Edwin A. Cohen                8,746,678
               Bruce L. Downey               8,747,078
               Michael F. Florence           8,747,078
               Wilson L. Harrell             8,746,878
               Jacob M. Kay                  8,747,078
               Bernard C. Sherman            8,746,678
               George P. Stephan             8,747,078

          2. To consider approval of an amendment to the Company's 1993 Stock Option Plan for Non-Employee
          Directors. The number of votes cast for, against and abstained were 8,627,783, 127,025, and 548,280 respectively.

Item 5.   Other Information

          Effective December 8, 1995, the Company and the Innovator of Tamoxifen entered into an Alternative Collateral Agreement ("Collateral Agreement") which suspends certain sections of the Supply and Distribution Agreement ("Distribution Agreement") entered into by both parties in March, 1993. Under the Collateral Agreement, extensions of excess credit to the Company will no longer need to be secured by a letter of credit or cash collateral. At the time of entering the Collateral Agreement, the balance of the funds held in the cash collateral account totaled approximately $45 million. Beginning with the Company's first purchase after the effective date of the Collateral Agreement, the Company will not be required to fund the cash collateral account at the time of the purchase. The Company will pay the Innovator a monthly fee based on the average monthly Tamoxifen payable balance, as defined in the agreement. All remaining terms of the Distribution Agreement remain in place.

Item 6.   Exhibits and Reports on Form 8-K

a)          Exhibit Number         Exhibit

           11                     Computation of per share earnings

           27                     Financial data schedule

(b) There were no reports filed on Form 8-K in the quarter ended December 31, 1995.

                     BARR LABORATORIES, INC.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BARR LABORATORIES, INC.


Dated: February 7, 1996       /s/ Paul M. Bisaro
                              Paul M. Bisaro, Vice President,
                              Chief Financial Officer
                              and General Counsel