Form 10-Q
period 1996-03-31
BARR LABORATORIES INC
filed 1996-04-29
CIK 10081

UNITED STATES
	       SECURITIES AND EXCHANGE COMMISSION
		     WASHINGTON, D.C. 20549


			    FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For quarterly period ended March 31, 1996 or


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

Yes  X    NO

Number of shares of Common Stock, Par Value $.01, outstanding as of March 31, 1996: 14,021,977.

		     BARR LABORATORIES, INC.



		    INDEX                              PAGE

PART  I.    FINANCIAL INFORMATION

     Item 1. Financial Statements

	     Consolidated Balance Sheets as of
	     March 31, 1996 and June 30, 1995            3

	     Consolidated Statements of Earnings
	     for the three and nine-months ended
	     March 31, 1996 and 1995                     4
	     Consolidated Statements of Cash Flows
	     for the nine-months ended
	     March 31, 1996 and 1995                     5
	     Notes to Consolidated Financial
	     Statements                                6-8
     Item 2. Management's Discussion and
	     Analysis of Financial Condition and
	     Results of Operations                    9-13

PART II.     OTHER INFORMATION

     Item 1. Legal Proceedings                          14


     Item 6. Exhibits and Reports on Form 8-K           14

SIGNATURES                                              15

		    BARR LABORATORIES, INC.
		  CONSOLIDATED BALANCE SHEETS
	  (thousands of dollars, except share amounts)
			  (unaudited)
					 March 31,     June 30,
					   1996          1995
		ASSETS
Current assets:
  Cash and cash equivalents                $ 45,074      $ 52,987
  Accounts receivable, less allowances
   of $1,885 and  $2,100, respectively       29,936        27,307
  Inventories                                41,843        35,890
 Deferred income taxes                        3,693         3,601
 Prepaid expenses                               817           678

  Total current assets                      121,363       120,463


Property, plant and equipment, net           40,808        34,799

Other assets                                  1,235           691

  Total assets                             $163,406      $155,953

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                      $ 56,915      $ 55,355
     Accrued liabilities                      6,117         5,495
     Income taxes payable                     2,240         1,249

	  Total current liabilities          65,272        62,099

Long-term debt                               18,339        20,371
Other liabilities                               236           253
Deferred income taxes                         1,239         1,377

Commitments & Contingencies

Contingencies (note 6)

Shareholders' Equity:
  Common Stock $.01 par value per share
   Authorized 30,000,000; issued
   14,100,614 and 9,334,852,
   respectively                                 141            93
     Additional paid-in capital              43,368        42,230
     Retained earnings                       34,824        29,543
					     78,333        71,866

 Treasury stock at cost: 78,637 and
  52,425 shares, respectively                   (13)          (13)

  Total shareholders' equity                 78,320        71,853

  Total liabilities and shareholders'
   equity                                  $163,406      $155,953

See accompanying notes to the consolidated financial statements.

		     BARR LABORATORIES, INC.
	       CONSOLIDATED STATEMENTS OF EARNINGS
	  (thousands of dollars, except share amounts)
			   (unaudited)
				     Three Months    Nine Months
					Ended           Ended
				      March 31,        March 31,
				     1996     1995     1996      1995
Net sales                           $60,088  $49,286  $171,729   $144,211

Cost of sales                        49,405   39,559   139,405    113,519

  Gross Profit                       10,683    9,727    32,324     30,692

Costs and expenses:

  Selling, general and
    administrative                    5,714    5,038    16,207     13,517

  Research and development            3,552    2,780     8,325      7,942

Earnings from operations              1,417    1,909     7,792      9,233

Interest  income                      1,003      487     2,288      1,178

Interest  expense                      (457)    (687)   (1,361)    (2,081)

Other (expense)  income, net              -       (2)      (12)        87

Earnings before income taxes and
  extraordinary loss                  1,963    1,707     8,707      8,417

Income tax expense                      694      666     3,248      3,283

Earnings before extraordinary loss    1,269    1,041     5,459      5,134

Extraordinary loss on early
  extinguishment of debt, net of
  taxes                                (125)    (145)     (125)      (145)

Net  earnings                       $ 1,144   $  896  $  5,334   $  4,989

	PER COMMON SHARE:

Earnings before extraordinary loss  $  0.09   $ 0.08  $   0.39   $   0.39

Extraordinary loss on early
  extinguishment of debt,
  net of taxes                        (0.01)   (0.01)    (0.01)     (0.01)

Net  earnings per common and
  common equivalent shares          $  0.08   $ 0.07  $   0.38   $   0.38

Net earnings per common share
  assuming full dilution            $  0.08   $ 0.07  $   0.36   $   0.38

Weighted average number of
  common shares                  13,987,686 13,523,837 13,961,797 13,248,786

Weighted average number of
  shares assuming full dilution  14,703,839 13,523,837 14,677,950 13,248,786

See accompanying notes to the consolidated financial statements.

			 BARR LABORATORIES, INC.
		  CONSOLIDATED STATEMENTS OF CASH FLOWS
	    For the Nine Months Ended March 31, 1996 and 1995
	     (thousands of dollars, except share information;
				unaudited)

							   1996       1995
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net earnings                                           $ 5,334    $ 4,989
     Adjustments to reconcile net earnings
     to net cash provided by (used in) operating
     activities:
	  Depreciation and amortization                       3,681      3,266
	  Deferred income tax benefit                          (230)      (438)
	  Write-off of deferred financing fees
	  associated with early extinquishment debt              31        188
	  Loss (gain) on disposal of equipment                   19        (84)
 Changes in assets and liabilities:
	  (Increase) decrease in:
	      Accounts receivable                            (2,629)    (5,677)
	      Inventories                                    (5,953)    (2,400)
	      Prepaid expenses                                 (139)        33
	      Other assets                                     (620)       (53)
	  Increase (decrease)  in:
	      Accounts payable and accrued
	       liabilities                                    2,165     18,453
	      Income taxes payable                              991        512

	  Net cash provided by operating activities           2,650     18,789

CASH FLOWS FROM  (USED IN) INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                  (9,843)    (4,600)
 Proceeds from sale of property, plant and
  equipment                                                     179        300
	  Net cash used in investing activities              (9,664)    (4,300)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Principal payments on long-term debt                        (2,032)       (51)
 Fees associated with conversion of debt to equity                -        (17)
 Costs associated with stock split                              (20)         -
 Proceeds from exercise of stock options
  and employee stock purchases                                1,153        660

	  Net cash  used in  financing activities              (899)       592
	  Increase (decrease)  in cash                       (7,913)    15,081

Cash and cash equivalents, beginning of  period              52,987     36,499

Cash and cash equivalents, end of period                    $45,074    $51,580

Supplemental cash flow data-Cash paid during the period:
 Interest, net of portion capitalized                       $   906    $ 1,580
 Income taxes                                               $ 2,681    $ 3,127

Supplemental disclosures of non-cash financing activity:
Issuance of 765,537 shares of common stock upon
  conversion of $10,000 Convertible Subordinated Notes            -    $10,000
Declaration of a 3-for-2 stock split effected in the form
  of a stock dividend                                             -          -

See accompanying notes to the consolidated financial statements.

		    BARR LABORATORIES, INC.
	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (unaudited) (in thousands, except share information)

1. Basis of Presentation
   The consolidated financial statements include the accounts of Barr Laboratories, Inc. and its wholly-owned subsidiaries
   (the "Company" or "Barr").

   In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's Annual
   Report  on  Form 10-K for the year ended June  30,  1995,  and quarterly reports on Form 10-Q for the periods ended September 30, and December 31, 1995.

2. Inventories

   Inventories consisted of the following:
					  March 31,   June 30,
					    1996        1995
       Raw materials and supplies          $19,864    $17,470
       Work-in-process                       5,599      4,520
       Finished goods                       16,380     13,900
					   $41,843    $35,890



   Tamoxifen Citrate, purchased as a finished product, accounted for approximately $11,840 and $9,966 of finished goods as of March 31, 1996 and June 30, 1995, respectively.


3. Earnings Per Common Share and Common Share Equivalents
   For the three and nine-months ended March 31, 1996 and 1995, earnings per primary common and common equivalent shares was computed by dividing the earnings applicable to common stock by the weighted average number of common shares outstanding during the period. The inclusion of dilutive stock options resulted in less than 3% dilution. In the calculation of fully diluted earnings per share, dilutive stock options were included in fiscal 1996 but excluded in fiscal 1995 since inclusion resulted in less than 3% dilution.

   On February 21, 1996, the Company's Board of Directors declared a 3-for-2 stock split effected in the form of a 50% stock dividend. Approximately 4.7 million additional shares of common stock were distributed on March 25, 1996 to shareholders of record as of March 4, 1996. All prior year share and per share amounts have been adjusted for the stock split.

4. Cash and Cash Equivalents
   Cash equivalents consist of short-term, highly liquid investments (primarily municipal bonds with interest rates that are re-set in intervals of 7 to 71 days) which are readily convertible into cash at par value (cost). As of March 31, 1996 and June 30, 1995, approximately $19,763 and $41,143, respectively, of the Company's cash was held in a cash collateral account to secure extension of credit to it by the manufacturer of Tamoxifen Citrate. (See Note 7 and Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.)


5. Other
   Included within selling, general and administrative expenses ("SG&A") for the three- and nine-months ended March 31, 1996 are non-recurring charges of approximately $700 in connection with a voluntary early retirement program and a legal settlement, all of which amounts have been paid as of March 31, 1996. SG&A expenses also include a credit of $700 in legal costs to be reimbursed by another company. See
   Management's Discussion and Analysis. Interest income for the three- and nine-months ended March 31, 1996 includes $485 of interest received in February 1996 in connection with an income tax refund from the Internal Revenue Service.


6. Extraordinary Items
   In the quarter ended March 31, 1996, the Company negotiated the prepayment of $2 million in principal of its $20 million 10.15% Senior Secured Notes. This prepayment allowed the
   Company to complete an equipment financing to support its ongoing expansion efforts under more favorable terms (See
   Note 9). The cash payment of $2,213 included a prepayment penalty of $169 and accrued interest through March 15, 1996 of $44. The Company successfully negotiated a lower prepayment penalty than the amount required by the Note Agreement. The prepayment penalty of $169 and the related write-off of approximately $31 in previously deferred financing costs resulted in an extraordinary loss for the three- and nine- months ended March 31, 1996. This extraordinary loss from early extinguishment of debt, net of taxes of $76, was $125 or $0.01 per share.

   In the quarter ended March 31, 1995, the Company incurred an extraordinary loss resulting primarily from the write-off of deferred financing costs associated with its 10.05% Convertible Subordinated Notes which were converted into 765,537 post-split shares of common stock in February 1995. This extraordinary loss from early extinguishment of debt, net of taxes of $92, was $145 or $0.01 per share for the three- and nine-months ended March 31, 1995.

7. Collateral Agreement
   In December 1995, the Company and the Innovator of Tamoxifen entered into an Alternative Collateral Agreement ("Collateral Agreement") which suspends certain sections of the Supply and Distribution Agreement ("Distribution Agreement") entered into in March, 1993. Under the Collateral Agreement, extensions of excess credit to the Company will no longer need to be secured by a letter of credit or cash collateral. As of December 8,

   1995, the effective date of the Collateral Agreement, the balance of the funds held in the cash collateral account totaled approximately $45 million. Beginning with the Company's first purchase after the effective date of the Collateral Agreement, the Company is not required to fund the cash collateral account at the time of purchase. However, the Company may at its discretion maintain a balance in the escrow account based on its short-term cash requirements. All remaining terms of the Distribution Agreement remain in place.

   In return for the elimination of the cash collateral requirement and in lieu of issuing letters of credit, the Company has agreed to pay the Innovator monthly interest based on the average monthly Tamoxifen payable balance, as defined in the agreement, and maintain compliance with certain financial covenants.

8. Commitments and Contingencies
   In December 1995, the Company received a "30-day" letter from the IRS disallowing approximately $750 in research and development tax credits, originating from the fiscal years ended June 30, 1987 through June 30, 1992, on the grounds that research and development tax credits taken in developing generic drugs for approval under the ANDA procedure are excluded from the definition of the term "qualified research" by the duplication exclusion contained in section 41(d)(4)(C) of the IRS Code, and other grounds. The Company intends to vigorously defend its position and has filed a written protest requesting reconsideration by the IRS Office of Appeals. If the Company does not reach an agreement with the Appeals office, the Company would litigate the controversy. Based on the advice of legal counsel, the Company believes it has a strong position and that the ultimate disposition will not have a significant adverse effect on the Company's consolidated financial statements.

   Litigation
   The Company, at March 31, 1996, was involved in lawsuits incidental to its business, including patent infringement actions. Management, based on the advice of legal counsel, believes that the ultimate disposition of these lawsuits will not have any significant adverse effect on the Company's consolidated financial statements. (See also Legal Proceedings.)


9. Subsequent Events
   Labor Agreement: On April 1, 1996, the Company and employees represented by Local 8-149 of the Oil, Chemical and Atomic Workers International Union agreed to a new five-year contract replacing the previous three-year contract which expired on March 31, 1996.

   Equipment Financing: On April 15, 1996, the Company signed a Loan and Security Agreement ("the Agreement") with BankAmerica Leasing and Capital Group which will provide the Company up to $18,750 in financing for equipment to be purchased over the next 12 months. Notes entered into under the Agreement require no principal payment for the first two quarters; bear interest quarterly at a rate equal to the
   London Interbank Offer Rate (LIBOR) plus 125 basis points; and have a term of 72 months. On April 16, 1996, the Company received an initial advance under the Agreement of approximately $2,500.

		     BARR LABORATORIES, INC.

Item 2.       Management's Discussion and Analysis of Financial
		   Condition and Results of Operations

Results of Operations: Comparison of the Quarter Ended March 31, 1996 to the Quarter Ended March 31, 1995 - (thousands of dollars)

Net sales increased 22% to $60,088 from $49,286. The increase is attributable to an increase in both Barr-manufactured products and Tamoxifen Citrate ("Tamoxifen"), the breast cancer treatment distributed by the Company.

Tamoxifen net sales increased 25% to $44,715 from $35,695, representing approximately 74% and 72% of total net sales, respectively. The growth resulted from higher volumes due to increases in the Company's market share and higher price due to a slight price increase instituted in mid January 1996. While the Company's Tamoxifen revenues increased in fiscal 1996, the rate of growth between fiscal 1995 and 1996 declined compared to prior years. This decline in the rate of growth was expected given the dramatic growth achieved immediately after the Company began distributing Tamoxifen and given the Company's share of the current market. Tamoxifen is a patented product manufactured for the Company by the Innovator, and is distributed by the Company under a non-exclusive license agreement with the Innovator. Prior to December 1995, the Company competed against the Innovator's 10mg dosage strength only. In December 1995, the Innovator introduced a 20 mg strength of this product. While the Company may experience some decline in its market share during calendar year 1996 as some consumers switch to the new dosage strength, the new dosage strength has not had a material adverse effect on the Company's sales through March 31, 1996. Under the terms of its existing agreement with the Innovator, the Company will be permitted to begin distributing the 20mg strength in December 1996. The Company will continue to evaluate market conditions and plans to launch the 20mg strength when it becomes available to Barr. Based on current sales of the branded product, it would not appear that such an introduction would have a material impact on Barr's financial statements.

Net sales of Barr-manufactured products increased 13% as a result of  additional volume and lower discounts and allowances compared
to   the  prior  year  when  shelf-price  adjustments  were  more significant.

Although gross margin percentages declined to 18% from 20%, gross profit increased to $10,683 from $9,727 due to increased sales volume and lower discounts and allowances as compared to the prior year. The decline in gross margin is primarily attributed to the lower gross margins associated with the increased distribution of Tamoxifen. The Company believes that its new product, Megestrol Acetate, which was introduced in November 1995, will provide a positive impact during the remainder of the year and will contribute to offsetting lower margins on certain Barr-manufactured products, including Methotrexate. The Company continues to experience competition on its sales of Methotrexate. While it is impossible to predict whether future price erosion will occur, if it were to occur this could have an adverse effect on the Company's gross margins and gross profits.

Research and development expenses increased to $3,552 from $2,780. This resulted from higher outside testing and raw material costs associated with an increase in the number of products under development when compared to the prior year as well as increases in salaries and related costs associated with the addition of scientists.

Selling, general and administrative expenses increased from $5,038 to $5,714, yet remained consistent as a percentage of net sales as was expected, due to the significant increase in net sales. The increase reflects, among other things, higher advertising and promotion costs associated with the introduction of Megestrol Acetate in late November 1995. The quarter also included approximately $700 in non-recurring charges in connection with a voluntary early retirement program and a legal settlement. These non-recurring charges were offset by a reduction in legal fees of approximately $700. During the quarter ended March 31, 1996, Barr entered into an agreement with another company to share in development and litigation costs associated with one of its patent challenges. This agreement resulted in the above mentioned reduction of $700 in legal fees which will be reimbursed by the other company.

Interest income increased to $1,003 from $487 primarily as a result of $485 in interest income received in February 1996 in connection with an income tax refund from the Internal Revenue
Service.

Interest expense declined $230 primarily due to the reduction in long-term debt from the February 1995 conversion of $10 million in Convertible Subordinated Notes into Barr common stock and an increase in capitalized interest associated with an increase in capital improvements as compared to the prior year. These decreases were partially offset by an increase in interest expense in connection with the Company's December 1995 agreement with the Innovator of Tamoxifen to pay monthly interest on the unsecured Tamoxifen payable balance in return for the elimination of the cash collateral requirement.

In the quarters ended March 31, 1996 and 1995, the Company incurred extraordinary losses on the early extinguishment of debt. In March 1996, the Company negotiated the prepayment of $2 million in principal of its $20 million 10.15% Senior Secured Notes. The Company recorded an extraordinary loss for the related prepayment penalty and write-off of deferred financing costs. In February 1995, the Company incurred an extraordinary loss resulting primarily from the write-off of deferred financing costs associated with its 10.05% Convertible Subordinated Notes which were converted to common stock.

Results of Operations: Comparison of the Nine Months Ended March 31, 1996 to the Nine Months Ended March 31, 1995 (thousands of dollars)

Net sales increased to $171,729 from $144,211. The 19% increase is primarily attributable to a continued increase in demand for Tamoxifen, the breast cancer treatment distributed by the
Company, as well as increased sales for the balance of the Company's product lines.

Net sales of Tamoxifen accounted for $126,038 or 73% of net sales, compared to $101,936 or 71% of net sales. The 24% growth was due to increases in the Company's market share and price. While the Company's Tamoxifen revenues increased in fiscal 1996, the rate of growth between fiscal 1995 and 1996 declined compared to prior years. This decline in the rate of growth was expected given the dramatic growth achieved immediately after the Company began distributing Tamoxifen and given the Company's share of the current market. Prior to December 1995, the Company competed against the Innovator's 10mg dosage strength only. In December 1995, the Innovator introduced a 20 mg strength of this product. While the Company may experience some decline in its market share during calendar year 1996 as some consumers switch to the new dosage strength, the new dosage strength has not had a material adverse effect on the Company's sales through March 31, 1996. Under the terms of its existing agreement with the Innovator, the Company will be permitted to begin distributing the 20mg strength in December 1996. The Company will continue to evaluate market conditions and plans to launch the 20mg strength when it becomes available to Barr. Based on current sales of the branded product, it would not appear that such an introduction would have a material impact on Barr's financial statements.

Net sales of Barr-manufactured products increased 8% as a result of favorable changes in product mix, increases in volume, and lower discounts and allowances compared to the prior year when shelf-price adjustments were more significant.

Gross profit increased to $32,324 from $30,692 due to increased sales volume and lower discounts and allowances as compared to the prior year. However, gross margin decreased as a percentage of net sales from 21% to 19%. The decline in gross margin is primarily attributed to the lower gross margins associated with the increased distribution of Tamoxifen. The Company believes that its new product, Megestrol Acetate, which was introduced in November 1995, will provide a positive impact during the remainder of the year and will contribute to offsetting lower margins on certain Barr-manufactured products, including Methotrexate. The Company continues to experience competition on its sales of Methotrexate. While it is impossible to predict whether future price erosion will occur, if it were to occur this could have an adverse effect on the Company's gross margins and gross profits.

Research and development expenses increased to $8,325 from $7,942. This resulted from higher outside testing and raw material costs associated with an increase in the number of products under development when compared to the prior year as well as increases in salaries and related costs associated with the addition of scientists. These increases were partially offset by a decrease in fees paid to outside laboratories to conduct biostudies. Such a decrease was expected since the prior year's amounts included biostudy costs for conjugated estrogens. The number, complexity and associated costs of biostudies for conjugated estrogens are greater than those for other products currently under development.

Selling, general and administrative expenses increased to $16,207 from $13,517, yet remained consistent as a percentage of net sales as was expected, due to the increase in net sales. The increase reflects higher legal expenses in connection with ongoing patent challenges; additional advertising and promotion costs associated with the introduction of Megestrol Acetate in late November 1995; and, additional depreciation from the December 1994 implementation of a new core computer system. Fiscal 1996 also included approximately $700 in non-recurring charges in connection with a voluntary early retirement program and a legal settlement. These non-recurring charges were offset by a reduction in legal fees of approximately $700. During the nine months ended March 31, 1996, Barr entered into an agreement with another company to share in development and litigation costs associated with one of its patent challenges. This agreement resulted in the above mentioned reduction of $700 in legal fees which will be reimbursed by the other company.

Interest income increased 94% to $2,288 from $1,178, due to a 23% increase in the average cash and cash equivalent balance, an increase in the rate of return earned on those investments, and $485 in interest income received in February 1996 in connection with an income tax refund from the Internal Revenue Service.

Interest expense declined $720 primarily due to the reduction in long-term debt from the February 1995 conversion of $10 million in Convertible Subordinated Notes into Barr common stock and an increase in capitalized interest associated with an increase in capital improvements as compared to the prior year. These decreases were partially offset by an increase in interest expense in connection with the Company's December 1995 agreement with the Innovator of Tamoxifen to pay monthly interest on the unsecured Tamoxifen payable balance in return for the elimination of the cash collateral requirement.

In the nine months ended March 31, 1996 and 1995, the Company incurred extraordinary losses on the early extinguishment of debt. In March 1996, the Company negotiated the prepayment of $2 million in principal of its $20 million 10.15% Senior Secured Notes. The Company recorded an extraordinary loss for the related prepayment penalty and write-off of deferred financing costs. In February 1995, the Company incurred an extraordinary loss resulting primarily from the write-off of deferred financing costs associated with its 10.05% Convertible Subordinated Notes which were converted to common stock.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $45,074 at March 31, 1996, a decrease from $52,987 at June 30, 1995. However, the Company's unrestricted cash increased $13,467 to $25,311 from June 30, 1995, as the cash held in a cash collateral account to secure credit extended to the Company by the Innovator of Tamoxifen decreased to $19,763 from $41,143 at June 30, 1995. The decrease in the cash collateral account is a result of an Alternative Collateral Agreement ("Collateral Agreement") entered in December 1995 between the Company and the Innovator of Tamoxifen. As discussed in Note 7 to the financial statements, extensions of excess credit to the Company no longer need to be secured by a letter of credit or cash collateral. As a result, a significant portion of the Company's cash balances are no longer subject to the restrictions imposed by the escrow account, and can be used at the Company's discretion. The Company pays the Innovator monthly interest based on the average unsecured monthly Tamoxifen payable balance, as defined in the agreement. The Company may from time to time secure a portion of its payable in the cash collateral account until a required use arises for the available cash. The amount in the cash collateral account at March 31, 1996 represents the portion of its payable which the Company has decided to secure in connection with its cash management policy.

Cash provided from operating activities was $2,650 for the nine months ended March 31, 1996, which included net earnings of $5,334. Accounts receivable increased primarily as a result of higher sales volume. Increases in inventory were primarily due to increased purchases of Tamoxifen and raw materials for Barr-manufactured products in anticipation of new product launches. Accounts payable increased primarily as a result of the increased raw material purchases.

The Company purchased $9,843 in capital assets during the nine months ended March 31, 1996 including the $2.3 million purchase of a manufacturing facility in Forest, Virginia, the expansion of the Company's manufacturing facilities, and the purchase of new machinery and equipment. In December 1995, the Company announced plans to expand its existing manufacturing facilities in Pomona, New York and Northvale, New Jersey. This investment will consist of approximately $4 million in construction and $4 million in the purchase and installation of new equipment. Over the next year, the Company estimates that it will invest an additional $11.4 million to retrofit the Virginia facility, purchase and install equipment to manufacture pharmaceutical products, and outfit laboratory and support facilities. Management believes that its purchase of the Virginia facility will result in significant cost savings as compared to new construction since the existing facility can be easily converted to meet the Company's needs, and ongoing operating expenses are more favorable in Virginia when compared to New York and New Jersey.

On April 15, 1996, the Company signed a Loan and Security Agreement ("Equipment Agreement") with BankAmerica Leasing and Capital Group which will provide the Company up to $18,750 in financing for equipment purchased over the next 12 months. Barr intends to utilize this facility for the acquisition of certain of its machinery and equipment. Under the Equipment Agreement, the Company will be required to meet certain financial covenants. Management believes that existing capital resources, along with the Company's ability to obtain additional capital, if required, will be adequate to meet its needs for the foreseeable future.

The Company used $899 in cash for financing activities for the nine months ended March 31, 1996. This resulted from the prepayment of $2,000 in principal of the $20 million 10.15%
Senior Secured Notes partially offset by $1,153 received in connection with employee stock purchases and exercises of stock options.

In February 1996, the Company's Board of Directors declared a 3-for-2 stock split effected in the form of a 50% stock dividend.
Approximately 4.7 million additional shares of common stock were distributed.

		   PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

	  AZT Patent Challenge
	  As previously disclosed in the Company's Form 10-Q for the quarter ended December 31, 1995, on January 16, 1996, the U.S. Supreme Court decided it would not hear an appeal seeking to overturn the Court of Appeals ruling on Burroughs Wellcome Co.'s ("BW&Co.'s") patents on zidovudine, the generic versions of the AIDS treatment AZT. This decision effectively ended the Company's challenge of the patents. However, BW&Co.'s claim for recovery of its attorney's fees from the Company on the grounds that the Company's conduct rendered the case "exceptional" under patent law
	  remained outstanding. While the Company believes its challenge of the patents was valid, it agreed to a settlement with BW&Co. to avoid substantial legal costs associated with defending its position. The settlement amount of $400 was paid on February 27, 1996 and is included in selling, general and administrative expenses.




Item 6.        Exhibits and Reports on Form 8-K
	  (a) Exhibit
	      Number     Exhibit

	      11         Computation of per share earnings
	      27         Financial data schedule


	       (b) The following report on Form 8-K was filed by the Company in the quarter ended March 31, 1996:

	  Report Date              Item Reported
	  February   21,   1996    The Company announced the declaration of a
				   3-for-2 stock split.

		     BARR LABORATORIES, INC.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			      BARR LABORATORIES, INC.


Dated: April 29, 1996         /s/ Paul M. Bisaro
			      Paul M. Bisaro, Vice President,
			      Chief Financial Officer
			      and General Counsel