Form 10-K
period 1996-06-30
BARR LABORATORIES INC
filed 1996-09-30
CIK 10081

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996  or

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

Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the Registrant held by nonaffiliates was approximately $112,628,337 as of June 30, 1996 (assuming solely for purposes of this calculation that all Directors and Officers of the Registrant are "affiliates").

Number of shares of Common Stock, Par Value $.01, outstanding as of June 30, 1996: 14,037,027.

              DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's 1996 Annual Report to Shareholders are incorporated by reference in Part II and Part IV hereof.

Portions of the Registrant's 1996 Proxy Statement are incorporated by reference in Part III hereof.

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

      Barr manufactures, markets and distributes a wide range of prescription drug products equivalent to branded pharmaceuticals. The Company's product line is primarily focused in the following therapeutic categories:
      - treatments for cancer (oncologicals);
      - hormone replacement therapies (hormonal agents) used in estrogen replacement and the treatment of menopause;
      - pain management products (narcotic analgesics);
      -    medicines   for   hypertension   and   heart   disease
      (cardiovascular agents); and
      -  antibiotics  and  medicine to combat  infections  (anti-
      infectives).
Barr   also   markets  several  products  that  represent   other
therapeutic  categories including a line  of  products  to  treat anxiety, depression and other similar disorders (psychotherapeutics). These products are manufactured in tablet, capsule and powder form.

      Generic pharmaceuticals, such as those made and sold by Barr, represent an increasing proportion of medicines dispensed in the U.S. In calendar 1995, the generic pharmaceutical industry had total U.S. sales of approximately $7.5 billion (according to IMS International), more than twice the amount of sales reported just five years ago. Although generic pharmaceuticals must meet the same standards as branded pharmaceuticals, these equivalent medicines are sold at prices that are typically lower than the branded product. The Company believes that the industry will benefit from the increasing efforts by government (both state and federal), employers, third-party payers, and consumers to control health care costs, as well as from the more than 100 major branded pharmaceutical products that will come off-patent within the next ten years.

Company Background

      The Company was founded in 1970 by Mr. Edwin A. Cohen and a partner, and commenced active business in 1972 as a manufacturer of generic drug products.

Current Products

      Currently, the Company is marketing approximately 42 drug products, representing various dosage strengths of 22 chemical entities.

      Key  among  the  Company's current products  is  Tamoxifen.
Tamoxifen is a non-steroidal anti-estrogen used to treat advanced breast cancer, as well as to delay the recurrence of the cancer following surgery.

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

     Patent protected until 2002, the total current annual market for Tamoxifen is approximately $300 million. As a percentage of Barr's total sales, Tamoxifen accounted for approximately 74%, 72% and 49% of total fiscal year 1996, 1995, and 1994 sales, respectively.

      The Company currently has an approved Abbreviated New Drug Application (ANDA) to manufacture Tamoxifen. Therefore, at the time of patent expiration (or should another company's patent challenge succeed), Barr would begin to manufacture Tamoxifen. Manufacturing Tamoxifen would significantly lower Barr's costs and would dramatically improve the current profit margins earned by the Company on Tamoxifen sales. One generic competitor was unsuccessful in challenging the patent during the past fiscal year. While other companies may pursue similar challenges, the Company does not believe that the Tamoxifen patent will be successfully challenged prior to patent expiration.


Product Development

      Barr's long-term growth is expected to be driven by its ability to be the first or second to market with new generic versions of select, branded pharmaceuticals. Barr's strategy to maximize opportunities for generic pharmaceuticals has three components: offering a therapeutically focused product line; aggressively investing in research and development (R&D) in categories representing strong potential where Barr has a competitive advantage; adding significant products through selective patent challenges; and strengthening market position through licensing, partnering and other innovative business relationships.

      Barr has made a significant investment in processes and equipment that enable it to develop and manufacture difficult or toxic compounds into profitable therapies. This investment, a significant barrier to entry for potential competitors, offers a distinctive advantage for Barr.

      For the fiscal years ended June 30, 1996, 1995, and 1994, total research and development expenditures were approximately
$11 million, $10 million and $7 million, respectively. Management anticipates that research and development expenditures in fiscal 1997 will exceed comparable expenditures in fiscal 1996. See Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

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

      The Company has approximately 300 direct customers. In fiscal 1996 and 1994, McKesson Drug Company accounted for approximately 10% and 11% of net sales, respectively. In fiscal 1995, approximately 10% of net sales were generated by sales to Cardinal Health, Inc. No other customer accounted for greater than 10% of sales in any of the last three fiscal years.

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

     Many of the Company's competitors have greater financial and other resources, and are therefore able to devote more resources than the Company in such areas as marketing and product development. In order to ensure its ability to compete effectively, the Company has:

      - focused its product development in areas of historical strength or competitive advantage;
      - targeted products for development that offer significant barriers to entry for competitors, including: difficulty in sourcing raw materials; difficulty in
      formulation         or     establishing     bioequivalence;
      manufacturing    that    requires    unique     facilities,
      processes or expertise; and
      - invested in plant and equipment to give it a competitive edge in manufacturing.

These factors, when combined with the Company's investment in new product development and its focus on select therapeutic categories, provide the basis for its belief that it will continue to remain a leading independent generic pharmaceutical company.

Raw Materials

     The active chemical raw materials essential to the Company's business are bulk pharmaceutical chemicals which are purchased from numerous manufacturers in the U.S. and throughout the world. All purchases are made in United States dollars, and therefore, while currency fluctuations do not have an immediate impact on prices the Company pays, such fluctuations may, over time,  have
an effect on prices to the Company. In addition, because prior U.S. Food and Drug Administration (FDA) approval of raw material suppliers is required, if raw materials from an approved supplier were to become unavailable, the required FDA approval of a new supplier could cause a significant delay in the manufacture of the drug product affected. However, in some cases, the Company has an FDA approved alternate supplier which would mitigate substantially the effect of any such delay. To date, the Company has not experienced any significant delays from lack of raw material availability. However, there can be no assurance that significant delays will not occur in the future.

Employees

     As of June 30, 1996, the Company had approximately 386 full-time employees. Of these, approximately one-third are represented by a union which has a collective bargaining agreement with the Company. The Company's current collective bargaining agreement with its employees, who are represented by Local 8-149 of the Oil, Chemical and Atomic Workers International Union ("OCAW"), expires on April 1, 2001.


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

FDA

      FDA approval is required before any new drug or a generic equivalent to a previously approved drug can be marketed. The Company generally receives approval for products by submitting an ANDA to the FDA. When processing an ANDA, the FDA waives the requirement of conducting complete clinical studies, although it may require bioavailability and/or bioequivalence studies. "Bioavailability" indicates the rate and extent of absorption and levels of concentration of a drug product in the blood stream needed to produce a therapeutic effect. "Bioequivalence" compares the bioavailability of one drug product with another, and when established, indicates that the rate of absorption and levels of concentration of a generic drug in the body are substantially equivalent to the previously approved drug. An ANDA may be submitted for a drug on the basis that it is the equivalent to a previously approved drug. Although antibiotic drugs are classified separately for purposes of FDA approval, the approval procedure for such drugs substantially conforms to the foregoing outline.

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

      If the FDA believes a company is not in compliance with cGMP, certain sanctions are imposed upon that company including
(i) withholding from the company new drug approvals as well as approvals for supplemental changes to existing applications; (ii) preventing the company from receiving the necessary export licenses to export its products; and (iii) classifying the company as an "unacceptable supplier" and thereby disqualifying the company from selling products to federal agencies. The Company believes it is currently in compliance with cGMP.

      In May of 1992, the Generic Drug Enforcement Act of 1992 (the "Act") was enacted. This Act, a result of the legislative hearings and investigations into the generic drug approval process, allows the FDA to impose debarment and other penalties on individuals and companies that commit certain illegal acts relating to the generic drug approval process. In some situations, the Act requires the FDA to debar (i.e., not accept or review ANDAs for a period of time) a company or an individual that has committed certain violations. It also provides for temporary denial of approval of applications during the investigation of certain violations that could lead to debarment and also, in more limited circumstances, provides for the suspension of the marketing of approved drugs by the affected company. Lastly, this Act allows for civil penalties and withdrawal of previously approved applications. Neither the Company nor any of its employees was or is currently affected by the provisions of this Act.


DEA

      Because the Company markets some and intends to reintroduce a wide range of controlled substances in its analgesic and psychotherapeutic product lines, it must meet the requirements of the Controlled Substances Act and the regulations issued thereunder and administered by the DEA. These regulations include stringent requirements for manufacturing controls and security to prevent diversion of or unauthorized access to the drugs in each stage of the production and distribution process. The DEA monitors allocation to the Company of raw materials used in the production of controlled substances based on historical sales data. The Company believes it is currently in compliance with all applicable DEA requirements.

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

Effect of the General Agreement on Tariffs and Trade ("GATT")

     With the signing of the GATT accord in December 1994, one of the provisions called for harmonization of patent life throughout GATT countries. U.S. enabling legislation had provisions which in effect offered a limited extension of the period of monopoly protection for intellectual property including patents. While a number of patented drugs will receive extended patent protection (the maximum extension being 36 months) as a result of this enabling legislation, the patent extensions resulting from the implementation of GATT are not expected to materially impact any of the product candidates in Barr's current pipeline.

Other

      The  Company is also governed by federal, state  and  local laws  of  general applicability, such as laws regulating  working
conditions,   equal  employment  opportunity,  and  environmental
protection.


Item 2.  Properties

      Barr's  operations are located in Pomona and Blauvelt,  New
York; Northvale, New Jersey; and Forest, Virginia.

       The Company's analytical and product development laboratories and certain production facilities are located in Pomona, New York. Barr operates two facilities totaling approximately 81,000 square feet on 40 acres. The Company owns these facilities and the land.

     The first building consists of a 33,000 square foot facility devoted to the analytical and product development laboratories as well as the equipment used in the research and development of new dosage forms. This facility houses one of Barr's two enclosed-manufacturing suites. With these suites, which include sophisticated air-handling systems that eliminate the dangers of handling toxic chemicals, Barr can effectively pursue oncology as well as other product candidates whose manufacture demands that such facilities be in place. The second building on the Pomona site provides approximately 48,000 square feet of office and manufacturing space. This building houses the R&D administrative staff and pharmacy operations team, as well as additional manufacturing and warehousing capabilities. During fiscal 1996, the Company initiated the construction of a 17,000 square foot manufacturing suite within this facility, that will be used to manufacture products requiring special material handling (such as cancer treatments and hormonal agents). This additional capacity will be brought on-line during the first half of fiscal 1997.

      In Northvale, New Jersey, about 15 miles from the Pomona site, three buildings are used for manufacturing, packaging and shipping operations. Manufacturing is located in a 28,000 square foot building which the Company purchased in 1984 with the aid of funding through the New Jersey Economic Development Authority. This facility includes pharmaceutical manufacturing equipment, as well as the Company's second enclosed-manufacturing suite. The building also has the necessary vaults, permits, etc. to support the Company's narcotic analgesic development plans. In 1991, the Company purchased an additional parcel of land in Northvale for future use.

     Across from the manufacturing facility, Barr leases a 40,000 square foot building that houses manufacturing support staff offices as well as the Company's automated packaging operations. The lease on this building expires on June 30, 1998. The Company has determined that it will not renew the lease on this building, and has begun the process of re-incorporating its packaging operations within its other manufacturing facilities.

     The Company's third building in Northvale, a 50,000 square foot leased facility, serves as the Company's warehousing and distribution facility. This lease expires in July 1999. The Company can extend this lease for an additional five years.

      The Company's executive, administrative and sales and marketing operations are located in two sub-leased facilities of approximately 38,000 square feet in Blauvelt, New York. This location is approximately 7 miles from both Pomona and Northvale. The leases on these facilities expire in May 1999.

     In January 1996, the Company purchased a facility in Forest, Virginia, that it plans to use for pharmaceutical manufacturing. Construction to retrofit this 65,000 square foot facility for pharmaceutical manufacturing was initiated at fiscal year-end, and it is expected to be operational in late fiscal 1997. The facility is located on a 50 acre site that will accommodate additional expansion. At fiscal year-end, the Company was formalizing plans for the construction of a 100,000 square foot warehouse and packaging facility to support Virginia-based manufacturing as well as product distribution.


Item 3.   Legal Proceedings

Ciprofloxacin Patent Challenge

      On January 6, 1995, the Company received FDA approval to manufacture and market ciprofloxacin tablets, the generic equivalent of Miles, Inc.'s CIPRO. A broad spectrum antibacterial agent, Ciprofloxacin is used to treat lower respiratory, skin, bone and joint, and urinary tract infections. U.S. sales for Ciprofloxacin totaled in excess of $500 million for the year ended December 31, 1995.

     The Company is currently challenging the validity of certain patents held by Bayer AG and Miles Inc. for Ciprofloxacin. In January 1992, Bayer AG and Miles Inc. filed a patent infringement action in the United States District Court for the Southern District of New York, seeking to block Barr from marketing
Ciprofloxacin until certain U.S. patents expire. The Company expects to expend significant resources during fiscal 1997, to prepare for a trial on the merits of the patent challenge. The FDA approval will become effective with the Company's success in its patent challenge, or upon expiration of the patents in 2003, whichever occurs first.

Fluoxetine Hydrochloride Patent Challenge

In February 1996, Barr filed an ANDA seeking approval from the FDA to market fluoxetine hydrochloride, the generic equivalent of Eli Lilly Company's ("Lilly") Prozac. The Company notified Lilly pursuant to the provisions of the Waxman-Hatch Act and on April 19, 1996, Lilly filed a patent infringement action in the United States District Court for the Southern District of Indiana - Indianapolis Division seeking to prevent Barr from marketing fluoxetine until certain U.S. patents expire in 2002. The case is in the discovery stage and no trial date has been set.

Miscellaneous

As of June 30, 1996, the Company was involved, as plaintiff and defendant, in other lawsuits incidental to its business. Management of the Company, based on the advice of legal counsel, believes that the disposition of such litigation will not have any significant adverse effect on the Company's consolidated financial statements.

Item 4.   Submission of Matters to a Vote of  Security Holders

None.


                             PART II


Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

The information required by Item 5 is included on page 34 of the 1996 Annual Report to Shareholders ("Annual Report") and is incorporated herein by reference.

Item 6.  Selected Financial Data

The information required by Item 6 is included on page 36 of the Annual Report and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The  information  required by Item 7  is  included  on  pages  17 through 20 of the Annual Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The  information  required by Item 8  is  included  on  pages  21 through 35 of the Annual Report and is incorporated herein by reference.

Item  9.   Changes  in  and  Disagreements  with  Accountants  on
Accounting and Financial Disclosures

None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

The Company's executive officers are as follows:

       NAME           AGE              POSITION
Bruce L. Downey        48      Chairman of the Board, Chief
                               Executive Officer and President

Paul M. Bisaro         35      Chief Financial Officer, General Counsel
                               and Secretary

Timothy P. Catlett     41      Vice President, Sales and
                               Marketing

Ezzeldin A. Hamza      45      Senior Vice President-Research and
                               Development

Catherine F. Higgins   44      Vice President-Human Resources

Bruce W. Hooey         34      Vice President, Chief Information
                               Officer

William T. McKee       35      Director of Finance and Treasurer

Mary E. Petit          47      Vice President, Quality

Gerald F. Price        49      Executive Vice President


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

      Paul M. Bisaro was employed by the Company as General Counsel in July 1992. He was acting General Counsel to the Company since January 1992. Mr. Bisaro was elected Secretary of the Company in September 1992 and elected a Vice President in 1993. In August 1994, Mr. Bisaro was elected to the position of Chief Financial Officer. Prior to assuming these positions with the Company, he was associated from 1989 to 1992 with the law firm of Winston & Strawn and a predecessor firm, Bishop, Cook, Purcell and Reynolds. Prior to that, Mr. Bisaro was a Consultant with Arthur Andersen & Co.

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

      Bruce W. Hooey was employed by the Company in December 1993 as Chief Information Officer. He was elected an officer of the Company in December of 1994 and elected a Vice President of the Company in December 1995. Mr. Hooey served as a Principal with Deloitte & Touche Management Consultants from August 1985 until joining Barr.

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

The Company's directors and executive officers are elected annually to serve until the next annual meeting or until their successors have been elected and qualified. The directors of the Company and their business experience are set forth on pages 2 and 3 of the Company's Notice of Annual Meeting of Shareholders, dated October 25, 1996 (the "Proxy Statement") and are incorporated herein by reference.

Item 11.  Executive Compensation

A description of the compensation of the Company's executive officers is set forth on pages 8 through 11 of the Proxy Statement and, with the exception of the section headed "Compensation Committee Report on Executive Compensation" on page 11, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

A description of the security ownership of certain beneficial owners and management is set forth on pages 6 and 7 of the Proxy
Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

A  description of certain relationships and related  transactions
is   set  forth  on  page  14  of  the  Proxy  Statement  and  is incorporated herein by reference.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

(a)  Financial Statement Schedules:

     The consolidated balance sheets as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1996 and the related notes to the consolidated financial statements, together with the Independent Auditors' Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 5 through 8, the Annual Report is not be deemed filed as part of this report. The following additional financial data should be read in conjunction with the financial statements in the Annual Report. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes.
                                                          Page
     Independent Auditors' Report                          16
     Financial Statement Schedule:
     II   Valuation and Qualifying Accounts                17


     Exhibits:

      3.1   Certificate of Incorporation of Registrant (1)

      3.2   By-Laws of the Registrant (2)

      4.1   Loan and Security Agreement dated April 12, 1996 (9)

     10.1   Stock Option Plan (3)

     10.2   Savings and Retirement Plan  (8)

     10.3   Economic Development Bond Financing Agreement, dated
            December 19, 1984, relating to 265 Livingston Street (2)

     10.4   Note Purchase Agreement dated June 28, 1991 -
            $20,000,000 - 10.15% Senior Secured Notes dated June
            28, 2001 (4)

     10.5   Amendments 1, 2 and 3 dated April 1996 to Note
            Purchase Agreement dated June 28, 1991 --
            $20,000,000 Senior Secured Notes

     10.6   Collective Bargaining Agreement, effective April 1,
            1996

     10.7   Agreement with Bruce L. Downey (4)

     10.8   Agreement with Ezzeldin A. Hamza (4)

     10.9   Distribution and Supply Agreement for Tamoxifen
            Citrate dated March 8, 1993 (4)

    10.10   1993 Stock Incentive Plan (5)

    10.11   1993 Employee Stock Purchase Plan (6)

    10.12   1993 Stock Option Plan for Non-Employee Directors (7)

    10.13   Agreement with Edwin A. Cohen and Amendment thereto (8)

     11.0   Statement Re:  Computation of Per Share Earnings

     13.0   1996 Annual Report to Shareholders

     21.0   Subsidiaries of the Company (1)

     23.0   Consent of Deloitte & Touche LLP

     27.0   Financial Data Schedule

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

     (8)   Previously filed with the Securities and Exchange
           Commission as an Exhibit to the Registrant's Annual
           Report on Form 10-K for the year ended June 30, 1995 and incorporated herein by reference.

     (9) The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of the holders of its long-term debt wherein the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.



(b)  Reports on Form 8-K

     None.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     BARR LABORATORIES, INC.

     Signature               Title                         Date

BY BRUCE L. DOWNEY    Chairman of the Board, Chief     September 12, 1996
   (Bruce L.Downey)   Executive Officer & President

BY PAUL M. BISARO     Chief Financial Officer,         September 12, 1996
   (Paul M. Bisaro)   General Counsel & Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature               Title                          Date

BRUCE L. DOWNEY       Chairman of the Board, Chief     September 12, 1996
(Bruce L. Downey)     Executive Officer & President

EDWIN A. COHEN        Vice Chairman of the Board       September 12, 1996
(Edwin A. Cohen)

ROBERT J. BOLGER      Director                         September 12, 1996
(Robert J. Bolger)

MICHAEL F. FLORENCE   Director                         September 12, 1996
(Michael F. Florence)

WILSON L. HARRELL     Director                         September 12, 1996
(Wilson L. Harrell)

BERNARD C. SHERMAN    Director                         September 12, 1996
(Bernard C. Sherman)

GEORGE P. STEPHAN     Director                         September 12, 1996
(George P. Stephan)

JACOB M. KAY          Director                         September 12, 1996
(Jacob M. Kay)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Barr Laboratories, Inc.:

We have audited the financial statements of Barr Laboratories, Inc. and subsidiaries (the "Company") as of June 30, 1996 and 1995, and for each of the three years in the period ended June 30, 1996, and have issued our report thereon dated August 28, 1996; such financial statements and report are included in your June 30, 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Barr Laboratories, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
August 28, 1996

                                                      Schedule II

Barr Laboratories, Inc.
Valuation and Qualifying Accounts
Years ended June 30, 1996, 1995, and 1994



                        Balance at   Additions,  Recovery   Deduct-
                        Beginning    costs and   against    tions    Balance
                         of Year      expense    write-     write-   at end of
                                                 offs       offs       Year

Allowance for
doubtful accounts:
Year ended June 30, 1994     $400        400       20          20       800
Year ended June 30, 1995      800          -        -         400       400
Year ended June 30, 1996      400         95        2         305       192


Reserve for returns
and allowances:
Year ended June 30, 1994    1,000      2,021        -       1,821     1,200
Year ended June 30, 1995    1,200      4,813        -       4,313     1,700
Year ended June 30, 1996    1,700      5,114        -       5,207     1,607

Inventory reserves:
Year ended June 30, 1994    6,647      3,447        -       4,351     5,743
Year ended June 30, 1995    5,743      2,345        -       4,538     3,550
Year ended June 30, 1996    3,550      2,359        -       4,630     1,279

                                                       Exhibit 13

                     BARR LABORATORIES INC.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
Fiscal 1996 to Fiscal 1995 (thousands of dollars)

Net sales increased approximately 16% to $232,224 from $199,720. The increase is primarily attributable to a continued increase in demand for Tamoxifen, the breast cancer treatment distributed by the Company, as well as increased sales for the balance of the Company's product lines.

Net sales of Tamoxifen increased approximately $28,000 to $171,000 or 74% of net sales, compared to $143,000 or 72% of net sales in the prior year. This 20% growth resulted from increases in the Company's market share and price. While the Company's Tamoxifen revenues increased in fiscal 1996, the rate of growth between fiscal 1995 and 1996 declined compared to prior years. This decline in the rate of growth was expected given the dramatic growth achieved immediately after the Company began distributing Tamoxifen and given the Company's share of the current market. Prior to December 1995, the Company competed against the Innovator's 10 mg dosage strength only. In January 1996, the Innovator introduced a 20 mg strength of this product. While the Company may experience some decline in its market share during the last six months of calendar year 1996 as some consumers switch to the new dosage strength, the new dosage strength has not had a material adverse effect on the Company's sales through June 30, 1996. As permitted under the terms of its existing agreement with the Innovator, the Company will begin distributing the 20 mg strength in December 1996. Based on the relatively low current sales of the branded product, it does not appear that such an introduction will have a material impact on Barr's financial statements. Tamoxifen is a patented product manufactured for the Company by the Innovator and distributed by the Company under a non-exclusive license agreement with the
Innovator. Currently Tamoxifen only competes against the Innovator's products, which are sold under a brand name.

Net sales of Barr-manufactured products increased by approximately 8% primarily as a result of increases in volume. Methotrexate accounted for approximately 10% of the Company's net sales in 1996 as compared to 14% in 1995. No other Barr-manufactured product accounted for 10% or more of net sales in either year.

Gross profit increased to $42,830 from $40,222 due to increased sales volume. However, gross margin decreased as a percentage of net sales from 20% to 18%. The decline in gross margin is primarily attributed to the lower gross margins associated with the increased distribution of Tamoxifen and price competition on certain of the Company's manufactured products. The Company believes that its new product, Megestrol Acetate, which was introduced in November 1995, will contribute to offsetting lower margins on certain Barr-manufactured products, including Methotrexate. The Company continues to experience competition on sales of Methotrexate, and it is impossible to predict whether future price erosion will occur. If it were to occur, this could have an adverse effect on the Company's gross margins and gross profits.

Due to the nature of the generic pharmaceutical industry, as the product line matures and competition from other manufacturers intensifies, selling prices and the related margins on those products typically decline. The Company's future operating results are dependent on several factors including its ability to introduce new products to its product line, customer purchasing practices and changes in the amount of competition affecting the Company's products. In addition, the ability to receive sufficient quantities of raw materials to maintain its production is critical. While the Company has not experienced any interruption in sales due to the lack of raw materials, the Company is in the process of developing alternate raw material suppliers for its key products in the event raw material shortages were to occur.

Selling, general and administrative expenses increased to $21,695 from $19,014, yet remained consistent as a percentage of net sales, as was expected, due to the increase in net sales. The increase reflects increases in personnel costs; additional advertising and promotion costs associated with the introduction of Megestrol Acetate in late November 1995; and a full-year of depreciation from the December 1994 implementation of a new core computer system. Fiscal 1996 also included approximately $700 in non-recurring charges in connection with a voluntary early retirement program and a legal settlement. During fiscal 1996, Barr entered into multi-year agreements with another company and a related party to share in development and litigation costs associated with certain of its patent challenges. These agreements resulted in the reimbursement of $1,977 in legal fees.

Research and development expenses increased to $11,274 from $10,443. This resulted from higher outside testing and raw material costs associated with an increase in the number of products under development when compared to the prior year as well as increases in salaries and related costs associated with the addition of scientists. These increases were partially offset by a decrease in fees paid to outside laboratories to conduct biostudies. Such a decrease was expected since the prior year's amounts included biostudy costs for conjugated estrogens. The number, complexity and associated costs of biostudies for conjugated estrogens are greater than those for other products currently under development.

Interest income increased 48% to $2,778 from $1,874, due to $485 in interest income received in February 1996 in connection with an income tax refund from the Internal Revenue Service as well as an increase in the rate of return earned on cash and cash equivalents during the year.

Interest expense declined 30% primarily due to a reduction in long-term debt during the year and an increase in capitalized interest associated with an increase in capital improvements in comparison to the prior year. These decreases were partially offset by an increase in interest expense in connection with the Company's December 1995 agreement with the Innovator of Tamoxifen to pay monthly interest on the unsecured Tamoxifen payable balance in return for the elimination of the cash collateral requirement.

In fiscal 1996 and 1995, the Company incurred extraordinary losses on the early extinguishment of debt. In 1996, the Company negotiated the prepayment of $2 million in principal of its $20 million 10.15% Senior Secured Notes. The Company recorded an extraordinary loss for the related prepayment penalty and write-off of deferred financing costs. In 1995, the Company incurred an extraordinary loss primarily from the write-off of deferred financing costs associated with its $10 million 10.05% Convertible Subordinated Notes which were converted to common stock.

Results of Operations
Fiscal 1995 to Fiscal 1994 (thousands of dollars)

Net  sales increased approximately 83% to $199,720 from $109,133.
This increase was primarily attributable to continued increase in demand for Tamoxifen, the breast cancer treatment manufactured by the Innovator and distributed by the Company.

During the fiscal year ended June 30, 1995, sales of Tamoxifen accounted for approximately $143,000 or 72% of net sales compared to approximately $53,000 or 49% of net sales in fiscal 1994. The growth in Tamoxifen sales was primarily attributable to increases in the Company's market share. Additionally, fiscal 1995 sales reflected the inclusion of a full year of Tamoxifen revenues as compared to 8 months of sales in 1994 as the Company began distributing Tamoxifen in November 1993.

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

Gross profit increased to $40,222 from $31,112 due to increased sales volume. However, gross margin as a percentage of net sales decreased to 20% from 29%. This decrease was primarily attributable to the lower gross margins earned from the distribution of Tamoxifen compared to margins earned on manufactured products, price competition on certain of the Company's manufactured products and, to a lesser extent, higher manufacturing overhead costs.

Selling, general and administrative expenses decreased slightly to $19,014 from $19,170 and declined as a percentage of net sales to 9.5% from 17.6%. This percentage decrease was largely attributed to the overall growth in the Company's sales exceeding the rate of growth in operating expenses. The net decrease in fiscal 1995 occurred despite increases in personnel costs and costs resulting from the implementation of a new core computer system. These increases were offset primarily by decreases in legal expenses, reductions in sales commissions as a result of the re-negotiation of an outside sales representative's contract in the third quarter of fiscal 1994, and reductions in the Company's provision for bad debts.

Research and development expenses increased 54% to $10,443 from $6,778. This increase reflected the Company's renewed commitment to its research and development efforts. Increased spending with outside laboratories to conduct biostudies of products such as conjugated estrogens as well as increased personnel costs were the main areas of increased spending.

Interest income increased to $1,874 from $689 due to an increase in the average short-term investment balance as well as an increase in the rate of return earned on those investments.

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change, a one-time gain of $374 or $0.03 per share, was recorded during fiscal 1994.

Liquidity and Capital Resources
The Company had cash and cash equivalents of $44,893 at June 30, 1996, a decrease from $52,987 at June 30, 1995. However, the Company's non-escrow cash increased $12,125 to $23,969 from June 30, 1995, as the cash held in a cash collateral account to secure credit extended to the Company by the Innovator of Tamoxifen decreased to $20,924 from $41,143 at June 30, 1995. The decrease in the cash collateral account is a result of an Alternative Collateral Agreement ("Collateral Agreement") entered into in December 1995 between the Company and the Innovator of Tamoxifen (see Note 1). The amount in the cash collateral account at June 30, 1996 represents the portion of its payable which the Company has decided to secure in connection with its cash management policy.

Cash provided from operating activities was $5,368 for the year ended June 30, 1996, which included net earnings of $7,016. Accounts receivable increased primarily as a result of higher sales volume. Increases in inventory were primarily due to increased purchases of Tamoxifen and raw materials for Barr-manufactured products in anticipation of new product launches. Accounts payable increased primarily as a result of new construction and equipment purchases.

During fiscal 1996, the Company invested $16,048 in capital assets including the purchase of a new manufacturing facility in Forest, Virginia, the expansion of the Company's existing manufacturing facilities, and the purchase of new machinery and equipment. In fiscal 1997, the Company estimates that it will invest an additional $24 million in construction and new equipment for its New York and Virginia facilities. Management believes that purchasing the Virginia facility will be significantly more cost-effective than constructing a new facility.

In February 1996, the Company's Board of Directors declared a 3-for-2 stock split effected in the form of a 50% stock dividend.
Approximately 4.7 million additional shares of common stock were distributed.

In April 1996, the Company signed a Loan and Security Agreement ("Equipment Agreement") with BankAmerica Leasing and Capital Group which will provide the Company up to $18,750 in financing for equipment purchased over the 12 months ending April 1996. As of June 30, 1996, the Company has utilized $3,153 of this facility for the acquisition of certain of its machinery and equipment. In July 1996, the Company obtained for future use a 3-year, $10 million revolving credit facility ("Revolver") with BankAmerica Illinois which provides Barr with additional borrowing power and flexibility to capitalize on strategic opportunities as they develop. Any borrowings under the Revolver will be secured by certain accounts receivable and inventory. The Company has not yet drawn upon the Revolver. The Company will be required to meet certain financial covenants under both arrangements. Management believes that existing capital resources will be adequate to meet its needs for the foreseeable future.

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

BARR LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 1996 and 1995  (in thousands of dollars, except share amounts)
                                              1996          1995
                ASSETS
Current assets:
  Cash and cash equivalents                  $44,893      $ 52,987
  Accounts receivable (including
receivables from related parties of
$886 in 1996 and $925 in 1995) less           32,065        27,307
allowances
  of $1,799 and $2,100 in 1996 and
  1995, respectively
  Inventories                                 42,396        35,890
 Deferred income taxes                         2,771         3,601
 Prepaid expenses                                648           678

  Total current assets                       122,773       120,463


Property, plant and equipment, net            45,739        34,799
Other assets                                     708           691

  Total assets                              $169,220      $155,953

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable (including
payables to a related                       $ 58,537      $ 55,355
         party of $250 in 1995)
     Accrued liabilities                       6,332         5,452
     Current portion of long-term debt         3,815            43
     Income taxes payable                      1,104         1,249

          Total current liabilities           69,788        62,099

Long-term debt                                17,709        20,371
Other liabilities                                238           253
Deferred income taxes                          1,324         1,377

Commitments & contingencies

Contingencies (note 6)
Shareholders' equity:
Shareholders' Equity:
 Cumulative convertible preferred
stock, Series A, $1 par value
per share;  authorized 2,000,000
shares: none issued Common stock,
$.01 par value per share;
authorized 30,000,000 shares; issued
14,115,664 and 9,334,852 in 1996 and
1995, respectively                               141            93
     Additional paid-in capital               43,526        42,230
     Retained earnings                        36,507        29,543

                                              80,174        71,866
 Treasury stock at cost; 78,637 and
 52,425 shares in 1996 and 1995,
 respectively                                    (13)         (13)

  Total shareholders' equity                  80,161        71,853

  Total liabilities and shareholders'       $169,220      $155,953
  equity
See accompanying notes to the consolidated financial statements.

BARR LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
(thousands of dollars, except share amounts)
(unaudited)
                                              1996        1995         1994
Net sales (including sales to related
parties of $4,296, $2,585, and $1,850
in 1996, 1995 and 1994, respectively)       $  232,224  $  199,720   $  109,133

Cost of sales                                  189,394     159,498       78,021

  Gross profit                                  42,830      40,222       31,112

Costs and expenses:
 Selling, general and administrative            21,695      19,014       19,170

 Research and development                       11,274      10,443        6,778

Earnings from operations                         9,861      10,765        5,164

Interest  income                                 2,778       1,874          689

Interest  expense                               (1,767)     (2,535)      (2,683)

Other income                                       637         118          575

Earnings before income taxes, extrordinary
loss and cumulative effect of accounting        11,509      10,222        3,745
change

Income tax expense                               4,368       3,852        1,461

Earnings before extraordinary loss and
cumulative effect of accounting change           7,141       6,370        2,284

Extraordinary loss on early extinguishment
of debt,net of taxes                              (125)       (145)          -

Earnings before cumulative effect of             7,016       6,225        2,284
accounting change

Cumulative effect of accounting change              -           -           374

Net earnings                                $    7,016  $    6,225   $    2,658

            PER COMMON SHARE:
Earnings before extraordinary loss and
cumulative effect of accounting change      $     0.49  $     0.47   $     0.17

Extraordinary loss on early extinguishment
of debt, net of taxes                            (0.01)      (0.01)         -

Earnings before cumulative effect of
accounting change                                 0.48        0.46         0.17

Cumulative effect of accounting change               -           -         0.03

Net earnings per common and common
equivalent shares                           $     0.48  $     0.46   $     0.20

Net earnings per common share assuming
full dilution                                     0.48        0.46         0.20

Weighted average number of common shares    14,504,948  13,417,038   13,331,879

Weighted average number of shares assuming
full dilution                               14,760,064  13,417,038   13,363,401

See accompanying notes to the consolidated financial statements.

BARR LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994 (in thousands of dollars, except share amounts)


                             Common        Additional            Common Stock      Total
                              Stock        Paid-in    Retained   in Treasury   Shareholders'
                         Shares Amount     capital    Earnings  Shares  Amount    Equity
Balance, June 30, 1993  8,690,237  $ 87    $30,764    $20,660   52,425  $(13)   $51,498
Net earnings                                            2,658                     2,658
Issuance of common
 stock for exercised
 stock options and
 employees'stock
 purchase plans            93,500     1        827                                  828

Balance, June 30, 1994  8,783,737    88     31,591     23,318   52,425   (13)    54,984
Net earnings                                            6,225                     6,225
Issuance of common
 stock for exercised
 stock options and
 employees'stock
 purchase plans            40,757              661                                  661
Issuance of common
 stock upon conversion
 of convertible
 subordinated notes       510,358     5      9,978                                9,983

Balance, June 30, 1995  9,334,852    93     42,230     29,543   52,425   (13)    71,853
Net earnings                                            7,016                     7,016
Issuance of common
 stock for exercised
 stock options and
 employees'stock
 purchase plans            80,757     1      1,310                                1,311
Stock split
(3 for 2)               4,700,055    47        (14)       (52)  26,212              (19)

Balance, June 30, 1996 14,115,664  $141    $43,526    $36,507   78,637  $(13)   $80,161





See accompanying notes to the consolidated financial statements.

         BARR LABORATORIES, INC.
  CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Years Ended June 30, 1996, 1995
                 and 1994
    (thousands of dollars, except share
               information)
                                                        1996      1995      1994
CASH FLOWS FROM (USED IN) OPERATING
ACTIVITIES:
     Net earnings                                    $  7,016  $  6,225  $  2,658
     Adjustments to reconcile net earnings
     to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                   4,920     4,429     3,613
        Deferred income tax (benefit) expense             777      (407)      523
        Cumulative effect of accounting change              -         -      (374)
        Write-off of deferred financing fees
         associated with early extinguishment
         of debt                                           31       188         -
       (Gain) loss on disposal of equipment                63      (113)       24
        Gain on disposal of investment property             -         -      (548)
        Write-off of discontinued capital projects          -         -        53

 Changes in assets and liabilities:
         (Increase) decrease in:
             Accounts receivable                       (4,758)   (5,674)  (13,049)
             Inventories                               (6,506)   (6,540)   (7,050)
             Prepaid expenses                              30       (35)     (329)
             Other assets                                (107)      198       (55)
          Increase (decrease)  in:
             Accounts payable and accrued liabilities   4,047    23,303    28,584
             Income taxes payable                        (145)      320       534
  Net cash provided by operating activities             5,368    21,894    14,584


CASH FLOWS FROM  (USED IN) INVESTING ACTIVITIES:
 Purchases of property, plant and equipment           (16,048)   (6,328)   (4,752)
 Proceeds from sale of investment property                  -         -       900
 Proceeds from sale of property, plant and equipment      184       340        36

  Net cash used in investing activities               (15,864)   (5,988)   (3,816)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Principal payments on long-term debt                  (2,043)      (62)     (145)
 Proceeds from loans                                    3,153         -         -
 Fees associated with stock split                         (19)        -         -
 Fees associated with conversion of debt to equity         -        (17)        -
 Proceeds from exercise of stock options
   and employee stock purchases                         1,311       661       828
    Net cash provided by financing activities           2,402       582       683
   (Decrease)/Increase in cash and cash equivalents    (8,094)   16,488    11,451
Cash and cash equivalents, beginning of year           52,987    36,499    25,048
Cash and cash equivalents, end of year               $ 44,893  $ 52,987  $ 36,499
Supplemental cash flow data-Cash paid during the year:
  Interest, net of portion capitalized               $  1,727  $  2,541  $  3,072
  Income taxes                                          3,930     3,766       705
Supplemental disclosure of non-cash financing activity:
  Issuance of 765,537 shares of common stock upon conversion
  of $10,000 Convertible Subordinated Notes                    $ 10,000

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

          Sherman Delaware, Inc., and affiliated companies controlled 64.9% of the common stock of the Company at June 30, 1996. Dr. Bernard C. Sherman is a principal stockholder of Sherman Delaware, Inc. and a Director of Barr Laboratories, Inc.

     (b)  Credit and Market Risk

          The Company operates in one industry segment; it manufactures, markets and distributes a wide range of generic pharmaceutical products. The Company also distributes a patented breast cancer agent, Tamoxifen Citrate, under an agreement with the Innovator. The Company's current manufacturing plants are located in New Jersey and New York and its products are sold throughout the United States primarily to wholesale and retail distributors. In addition, the Company manufactures and sells many products to other companies that resell these pharmaceuticals under their own (private) label. In fiscal 1996 and 1994 McKesson Drug Company accounted for approximately 10% and 11% of net sales, respectively. In fiscal 1995, approximately 10% of net sales were generated by sales to Cardinal Health, Inc. No other customer accounted for greater than 10% of sales in any of the last three fiscal years. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

     (c)  Inventories

          Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

     (d)  Property, Plant and Equipment

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

                                                   Years
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

     (e)  Income Taxes

          Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     (f)  Research and Development

          Research   and   development   costs,   which   consist
          principally of product development costs, are charged to operations as incurred.

     (g)  Earnings Per Share

          Earnings per common share in 1996 and 1994 was computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year. In 1994, the inclusion of other potentially dilutive securities was anti-dilutive. Earnings per common share in 1995 was computed by dividing earnings by the weighted average number of shares outstanding during the period. In 1995, the effects of stock options outstanding resulted in less than 3% dilution.

          On February 21, 1996, the Company's Board of Directors declared a 3-for-2 stock split effected in the form of a 50% stock dividend. Approximately 4.7 million additional shares of common stock were distributed on March 25, 1996 to shareholders of record as of March 4, 1996. All prior year share and per share amounts have been adjusted for the stock split.

     (h)  Cash and Cash Equivalents

          Cash equivalents consist of short-term, highly liquid investments (primarily market auction securities with interest rates that are re-set in intervals of 7 to 71 days)  which are readily convertible into cash  at  par
          value  (cost).   As of June 30, 1996 and 1995,  $20,924
          and $41,143, respectively, of the Company's cash was held in a cash collateral account to secure extension of credit to it by the Innovator of Tamoxifen  Citrate
          in accordance with the Distribution and Supply Agreement between the Company and the Innovator.

          In December 1995, the Company and the Innovator of Tamoxifen entered into an Alternative Collateral Agreement ("Collateral Agreement") which suspends certain sections of the Supply and Distribution Agreement ("Distribution Agreement") entered by both parties in March, 1993. Under the Collateral Agreement, extensions of credit to the Company will no longer need to be secured by a letter of credit or cash collateral. However, the Company may at its discretion maintain a balance in the escrow account based on its short-term cash requirements. All remaining terms of the Distribution Agreement remain in place. In return for the elimination of the cash collateral requirement and in lieu of issuing letters of credit, the Company has agreed to pay the Innovator monthly interest based on the average monthly Tamoxifen payable balance, as defined in the agreement, and maintain compliance with certain financial covenants. The Company was in compliance with such covenants at June 30, 1996.


     (i)  Deferred Financing Fees

          All costs associated with the issuance of debt are being amortized on a straight-line basis over the life of the related debt. The unamortized amounts of $533 and $369 at June 30, 1996 and 1995, respectively, are included in Other assets in the Consolidated Balance Sheets.

          In  connection with the early extinguishment of  $2,000
          of the 10.15% Senior Secured Notes and the 10.05% convertible subordinated notes, the Company wrote off $31 and $188 in deferred financing fees in 1996 and 1995, respectively. See Note (4) Long-Term Debt.

     (j)  Fair Value of Financial Instruments

          Cash, Accounts Receivable and Accounts Payable - The carrying amounts of these items are a reasonable estimate of their fair value.

          Long-Term  Debt - The fair value of  debt at  June  30,
          1996 and 1995 is estimated at $23 million and $22 million, respectively. Estimates were determined by discounting the future cash flows using rates currently available to the Company.

          The fair value estimates presented herein are based on pertinent information available to management as of June 30, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

      (k) Use  of  Estimates  in the Preparation  of  Financial
          Statements

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and use assumptions that affect certain reported amounts and disclosures; actual results may differ.

     (l)  Revenue Recognition

          The Company recognizes revenue when goods are shipped.

     (m)   Reclassifications
               Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

2)   Inventories

     A summary of inventories is as follows:
                                       June 30,
                                  ---------------------
                                  1996         1995
         Raw Materials and
         Supplies                 $19,648       $17,470
         Work-in-Process            4,920         4,520
         Finished Goods            17,828        13,900
                                  -------       -------
                                  $42,396       $35,890
                                  =======       =======
     Tamoxifen Citrate, purchased as a finished product, accounted for $12,590 and $9,966 of finished goods inventory as of June 30, 1996 and 1995, respectively.

(3)  Property, Plant and Equipment

     A summary of property, plant and equipment is as follows:


                                        June 30,
                               ------------------------
                                   1996        1995
         Land                   $  2,338      $ 1,814
         Buildings and
         Improvements             21,639       19,109
         Machinery and
         Equipment                36,528       35,243
         Leasehold
         Improvements              1,659        1,659
         Automobiles and
         Trucks                       68           81
         Construction in
         Progress                 13,396        2,460
                                  ------       ------
                                  75,628       60,366
         Less: Accumulated
            Depreciation &
         Amortization             29,889       25,567
                                 -------      -------
                                 $45,739      $34,799
                                 =======      =======

     For the years ended June 30, 1996, 1995 and 1994, $526,
     $176, and $388 of interest was capitalized, respectively.

(4)  Long-Term Debt
     A summary of long-term debt is as follows:
                                             June 30,
                                         -----------------
                                         1996        1995
      New Jersey Economic
      Development
        Authority Bond (a)             $     371  $     414
      10.15% Senior Secured Notes
      Due June
        28, 2001 (b)                      18,000     20,000
      Equipment Financing (c)              3,153          -
                                          ------     ------
                                          21,524     20,414
      Less: Current Installments of
        Long-Term Debt                     3,815         43
                                         -------    -------
      Total Long-Term Debt               $17,709    $20,371
                                         =======    =======
     (a) The New Jersey Economic Development Authority Bond is payable to a bank. Such loan is secured by a first mortgage on land, building and improvements on the facility located at 265 Livingston Street. Interest is
          charged  at  75% of the bank's prime rate.   The  prime
          rate  was  8.25%  and  9% at June 30,  1996  and  1995,
          respectively.   Monthly  installments  are  $3.6   plus
          interest,  through  December 1999.   Upon  maturity  in
          January 2000, there will be a final installment equal to the then remaining principal balance of $220.


      (b) In June 1991, the Company entered into a note purchase agreement and issued
          $20,000 of senior secured notes bearing interest at a rate of 10.15%, payable semiannually. In March 1996, the Company negotiated the prepayment of $2,000 of these Notes. The cash payment of $2,213 included a prepayment penalty of $169 and accrued interest through March 15, 1996 of $44. The prepayment penalty of $169 and the related write-off of approximately $31 in previously deferred financing costs resulted in an extraordinary loss, which net of taxes of $76, was $125 or $0.01 per share. Principal payments of $3,600 per year are due beginning in June 1997 through the maturity date of June 28, 2001. These notes are collateralized by a first mortgage on the Pomona, New York facility and all machinery and equipment other than machinery and equipment in the Forest, Virginia facility.

          The senior notes contain certain financial covenants including restrictions on dividend payments not to exceed $5 million plus 50% of net earnings subsequent to July 1, 1991. The Company was in compliance with all such covenants as of June 30, 1996.

          The note purchase agreement permits the Company to repay these notes prior to their scheduled maturity. However, this would require a substantial prepayment fee which is calculated based on current market rates and the note rate. Based on current market rates available to the Company, refinancing such notes currently is considered prohibitive.

      (c) In April 1996, the Company signed a Loan and Security
          Agreement with
          BankAmerica Leasing and Capital Group which will provide the Company up to $18,750 in financing for equipment to be purchased over the 12 months ending April 1997. Notes entered into under this agreement require no principal payment for the first two quarters; bear interest quarterly at a rate equal to the London Interbank Offer Rate (LIBOR) plus 125 basis points; and have a term of 72 months. LIBOR was 5.625 at June 30, 1996. The Agreement contains certain financial covenants with which the Company was in compliance as of June 30, 1996.

          In June 1991, the Company entered into a note purchase agreement and issued $10,000 of convertible subordinated notes bearing interest at the rate of 10.05%, payable semiannually. In February 1995, these notes were converted into 765,537 shares of common stock, as adjusted for the 3-for-2 stock split in March 1996, and the Company incurred an extraordinary loss resulting primarily from the write-off of deferred financing costs. This extraordinary loss from early extinguishment of debt, net of taxes of $92, was $145 or $0.01 per share for the year ended June 30, 1995.

     Principal maturities of existing long-term debt for the next five years and thereafter are as follows:

                            Year Ending
                             June 30,

                               1997          $3,815
                               1998           3,987
                               1999           3,987
                               2000           4,185
                               2001           3,944
                            Thereafter        1,606


(5)  Related-Party Transactions

     The Company's related party transactions were with affiliated companies of Dr. Bernard C. Sherman. During the years ended June 30, 1996, 1995, and 1994, the Company purchased $1,800, $435, and $124, respectively, of bulk pharmaceutical material from such companies. During fiscal 1996, the Company also entered a multi-year agreement with a Company controlled by Dr. Sherman to share litigation costs in connection with one of its patent challenges. For the year ended June 30, 1996, the Company received $570 in connection with such agreement which was recorded as a reduction to selling, general and administrative expenses.

     In June 1992, a shareholder action was filed against the Company and Edwin A. Cohen, then President of the Company, and Louis J. Guerci, who was a Vice President of the Company. In November 1994, the Company agreed to settle this matter. Management strongly believed that the case was without merit, but determined that it was in the

     Company's
     best interest to settle rather than participate in continued litigation. In December 1994, the court approved the settlement. As of June 30, 1996, the final payment amount (on the "claims made basis") has not been determined or paid. In connection with this action, the Company has separately agreed to indemnify Mr. Guerci in connection therewith. As of June 30, 1996, the Company has made advances of approximately $288 and $35 in legal fees and expenses to legal counsel on behalf of Mr. Guerci and Mr. Cohen, respectively.

     During  the years ended June 30, 1996, 1995 and   1994,  Mr.
     Cohen earned $213, $250 and $83, respectively, under a consulting agreement.



(6)  Income Taxes

     Effective July 1, 1993, the Company adopted SFAS 109. The cumulative effect of this accounting change was a one-time gain of $374 or $0.03 per share which is reported separately in the Consolidated Statement of Operations for fiscal 1994.

     A summary of the components of income tax expense is as follows:

                          Year Ended June 30,
                      1996       1995       1994
   Federal:
      Current         $3,110      $3,680      $  821
      Deferred           617        (242)        412
                       _____       _____       _____
                       3,727       3,438       1,233
   State:
      Current            405         487         117
      Deferred           160        (165)        111
                         565         322         228
                      ------      ------      ------
                      $4,292      $3,760      $1,461
                      ======      ======      ======

     Income tax expense for the years ended June 30, 1996 and 1995 is included in the financial statements as follows:

                                     1996           1995
     Continuing operations         $ 4,368         $ 3,852
     Extraordinary loss on early
       extinguishment of debt          (76)            (92)
                                   -------         -------
                                   $ 4,292         $ 3,760
                                   =======         =======

     The provision for income taxes differs from amounts computed by applying the statutory federal income tax rate to income before taxes due to the following:

                                                  Year Ended June 30
                                                 1996       1995      1994
     Federal Income Taxes at Statutory
       Rate                                    $ 3,958    $ 3,475   $ 1,274
     State Income Taxes, Net
       of Federal Income Tax Effect                360        212       151
     Other, Net                                    (26)        73        36
                                               -------    -------   -------
                                               $ 4,292    $ 3,760   $ 1,461
                                               =======   ========   =======

     The temporary differences that give rise to deferred tax assets and liabilities as of June 30, 1996 and 1995 are as follows:

   Deferred Tax Assets            1996        1995
   Receivable Reserves            $  776      $ 1,036
   Inventory Reserves                187          848
   Inventory Capitalization          552          593
   Other Operating Reserves        1,256        1,124
                                   -----        -----
                                   2,771        3,601
   Deferred Tax Liability:
     Plant and Equipment          (1,324)      (1,377)
                                  -------    --------
   Net Deferred Tax Asset         $ 1,447     $ 2,224
                                  =======     =======



(7)  Shareholders' Equity

     Preferred Stock

     The cumulative convertible preferred stock, Series A has voting rights equal to the number of shares of common stock of the Company into which each share may be converted (with a conversion basis of one share of common stock for each share of preferred stock). As of June 30, 1996, none have been issued.

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

     The   Company's  other  option  plan  was  approved  by  the
     shareholders in 1986 ("the 1986 Option Plan").  As  of  June
     30, 1996, options will no longer be granted under this Plan.

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

     A summary of the activity resulting from all plans, adjusted for the 3-for-2 stock split, is as follows:
                                    No. of      Option
                                    Shares       Price

Outstanding at 6/30/93             779,700      $2.91-11.66

Granted                            112,875      11.33-13.50

Canceled                           (49,944)      6.00-11.50

Exercised                         (140,250)      2.91-11.50
                                  --------
Outstanding at 6/30/94             702,381       2.91-13.50

Granted                            288,750      14.46-16.87

Canceled                           (14,260)      6.00-14.46

Exercised                          (27,000)      2.91-11.50
                                   -------
Outstanding at 6/30/95             949,871       2.91-16.87

Granted                            382,494      15.79-15.96

Canceled                           (33,375)      4.25-15.79

Exercised                          (73,625)      3.66-16.25
                                 ---------
Outstanding at 6/30/96           1,225,365       2.91-16.87
                                 =========
Exercised to date through          455,000
6/30/96

Expired under 1986 Plan             42,748

Available for Grant                301,887
(2,025,000 authorized)


Exercisable at 6/30/96             616,373       2.91-16.87

     Non-Employee Directors' Stock Option Plan

     During fiscal year 1994, the shareholders ratified the adoption by the Board of Directors of the 1993 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). An aggregate of 225,000 shares of common stock were available under the Directors' Plan. This formula plan, among other things, enhances the Company's ability to attract and retain experienced directors. Each eligible non-employee director on any grant date is optioned 4,500 shares except in the case of the first grant date (which was the date of the 1993 Annual Meeting) where each eligible director was optioned 18,000 shares. Effective December 1995, the number of shares which each non-employee director will be optioned was increased from 4,500 to 7,500 on grant date.

     All options granted under the Directors' Plan have ten-year terms and are exercisable at an option exercise price equal to the market price of common stock on the date of grant. Each option is exercisable on the date of the first annual shareholders' meeting immediately following the date of grant of the option, provided there has been no interruption of the optionee's service on the Board before that date. The following is a summary of activity, adjusted for the stock split, for the three fiscal years ended June 30, 1996:

                       No. of   Option Price
                       Shares
Outstanding at
6/30/93                      0

Granted                 72,000        $13.75

Outstanding at
6/30/94                 72,000         13.75


Granted                 27,000         17.08
                        ------
Outstanding at
6/30/95                 99,000   13.75-17.08

Granted                 45,000         15.50
                       -------
Outstanding at
6/30/96                144,000   13.75-17.08
                       =======
Available for Grant
 (225,000
 authorized)            81,000
                        ======
Exercisable at
6/30/96                 99,000   13.75-17.08
                        ======


     Employee Stock Purchase Plan

     During fiscal 1994, the shareholders ratified the adoption by the Board of Directors of the 1993 Employee Stock Purchase Plan (the "Purchase Plan") to offer employees an inducement to acquire an ownership interest in the Company. The Purchase Plan permits eligible employees to purchase, through regular payroll deductions, an aggregate of 300,000 shares of common stock at approximately 85% of the fair market value of such shares. During fiscal 1995, the initial year of the plan, 34,135 shares were purchased under the plan. In fiscal 1996, an additional 39,985 shares were purchased under the plan.


(8)  Savings and Retirement Plan

     The Company has a savings and retirement plan (the "401(k) Plan") which is intended to qualify under Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the 401(k) Plan in the first month following the month of hire. Prior to June 30, 1995, under the terms of the 401(k) Plan, participating employees could contribute up to a maximum of 15% of their earnings (9% of their earnings before taxes and up to 6% of after-tax earnings). Beginning July 1, 1995, participating employees may contribute up to a maximum of 12% of their earnings before or after taxes. The Company is required, pursuant to the terms of its union contract, to contribute to each union employee's account an amount equal to the 2% minimum contribution made by such employee. The Company may, at its discretion, contribute a percentage of the amount contributed by an employee to the 401(k) Plan up to a maximum of 10% of such employee's compensation. Participants are always fully vested with respect to their own salary and cash contributions and any profits arising therefrom. Participants become vested with respect to 20% of the Company's contributions to their accounts and any profits arising therefrom for each full year of employment with the Company and thus become fully vested after five full years of employment.

     The  Company's contributions to the 401(k) Plan were $1,488,
     $1,173,  and $945, for the years ended June 30, 1996,  1995, and 1994 respectively.

     In  January  1994,  after  an extensive  review  of  certain administrative aspects of the 401(k) Plan, the Company submitted an application to the Internal Revenue Service
     (IRS) under the Voluntary Compliance Review (VCR) program. On September 14, 1995, the Company received a Compliance Statement from the IRS indicating that the IRS would not pursue the sanction of plan disqualification provided that the Company's proposed corrective actions, which were included in the VCR application, were completed by December 13, 1995. The Company completed the corrective actions within the required time-frame.

(9)  Other Income

     A summary of other income is as follows:

                                    Year Ended June 30,
                                   1996    1995     1994
   Net Gain (Loss) on Sale of
     Property(a)                    $(63)   $113     $524
   Joint Venture Litigation(b)       694       -        -
   Other                               6       5       51
                                    ----    ----     ----
   Other Income                     $637    $118     $575

     (a)  The Company sold unused manufacturing equipment in 1995
          and   undeveloped  investment  property  in  1994   and
          recognized gains of $113 and $548, respectively, from such sales.

     (b) In May 1996, the Company and an affiliated company reached an agreement with a former partner in a proposed joint venture and received on June 10, 1996, $694 of a $1,000 deposit which was paid in escrow in furtherance of the possible joint venture. The Company had previously written off the $1,000 investment in the fourth quarter of fiscal 1992.

(10) Commitments and Contingencies

     The Company is party to various operating leases which relate to the rental of office and plant facilities and of equipment. The Company is satisfied with its ability to extend such leases, if necessary. Rent expense charged to operations was $1,126, $1,217 and $1,007 in 1996, 1995 and
     1994, respectively. Future minimum rental payments, exclusive of taxes, insurance and other costs under noncancellable long-term operating lease commitments, are as follows:
                               Minimum
             Year               Rental
            Ending            Payments
           June 30,
             1997             $ 1,049
             1998               1,087
             1999                 745
             2000                 147
             2001                  49
          Thereafter                -


     Product Liability

     The Company maintains product liability insurance coverage in the amount of $10,000. No significant product liability suit has ever been filed against the Company, however, if one were filed and such a case were successful against the Company, it could have a material adverse effect upon the business and financial condition of the Company to the extent such judgment was not covered by insurance or exceeded the policy limits.

     Shareholder Action

     On November 16, 1994, the Company agreed to settle a 1992 shareholder action, filed against the Company and two former officers, which alleged the violation of certain SEC
     regulations.   In  December 1994,  the  Court  approved  the
     settlement.

     Management strongly believed that the case was without merit, but determined that it was in the Company's best interest to settle rather than participate in continued litigation. The total settlement, valued at approximately $1.8 million, will be shared equally by the Company and its insurers. A provision for the Company's estimated share of the cost of the action had been previously included in the Company's 1994 consolidated financial statements, and therefore the final payment is not expected to have any significant
     adverse   effect  on  the   Company's   future
     operations. As of June 30, 1996, the final payment amount (on the "claims made basis") has not been determined or paid.

     Internal Revenue Service ("IRS")

     In December 1995, the Company received a letter from the IRS disallowing approximately $750 in research and development tax credits, originating from the fiscal years ended June 30, 1989 through June 30, 1992, on the grounds that research and development tax credits taken in developing generic drugs for approval under the ANDA procedure are excluded from the definition of the term "qualified research" by the duplication exclusion contained in section 41(d)(4)(C) of the IRS Code. The Company intends to vigorously defend its position and has filed a written protest requesting a conference with the Office of the Regional Director of Appeals to review the case. If the Company does not reach an agreement with the appeals office, the Company will petition the tax court. The ultimate disposition of this matter is not expected to have a significant adverse effect on the Company's consolidated financial statements.

     Other Litigation

     As of June 1996, the Company was involved with other lawsuits incidental to its business, including patent infringement actions. Management of the Company, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have any significant adverse effect on the Company's consolidated financial statements.

(11) Subsequent Event

     On July 31, 1996, the Company obtained for future use a 3-year, $10 million revolving credit facility with BankAmerica Illinois which the Company has yet to draw down. Any borrowings under the revolving credit facility will be secured by accounts receivable and inventory. The Company will be required to meet certain financial covenants under this facility.

(12) Quarterly Data (Unaudited)

     A summary of the quarterly results of operations is as
follows:
                                 (in thousands of dollars,
                                  except per share amounts)
                                    Three-Month Period Ended
                            Sept. 30  Dec. 31  Mar. 31    June 30
Fiscal Year 1996:
Net sales                   $54,176   $57,465   $60,088   $60,495
Gross profit                 10,717    10,924    10,683    10,507
Earnings before
extraordinary loss on
early extinguishment of
debt                          2,201     1,989     1,269     1,682
Net earnings                  2,201     1,989     1,144     1,682
Earnings before
extraordinary loss on
early extinguishment of
debt per common share
and common share equivalent(1)$0.15     $0.14     $0.09     $0.11
Net earnings per common
share and common
equivalent share (1)           0.15      0.14      0.08      0.11
Net earnings assuming full
dilution(1)                    0.15      0.14      0.08      0.11

Price Range of Common
Stock:(2)
High                         $16.41    $20.50    $27.50    $31.25
Low                           13.66     14.00     17.08     24.63

Fiscal Year 1995:
Net sales                   $44,047   $50,878   $49,286   $55,509
Gross profit                  9,944    11,021     9,727     9,530
Earnings before
extraordinary loss on
early extinguishment of
debt                          1,845     2,248     1,041     1,236
Net earnings                  1,845     2,248       896     1,236
Earnings before
extraordinary loss on
early extinguishment of
debt per common share and
common share equivalent(1) $   0.14  $   0.16  $   0.08  $   0.08
Net earnings per common
share and common
equivalent share (1)           0.14      0.16      0.06      0.08
Net earnings assuming full
dilution (1)                   0.14      0.16      0.06      0.08

Price Range of Common
Stock:(2)
High                         $16.00    $17.83    $17.08    $14.91
Low                           12.25     15.00     12.91     11.33

(1) The sum of the individual quarters may not equal the full year amounts due to the effects of the market prices in the application of the treasury stock method. Amounts reflect adjustment for March 1996 3-for-2 stock split. During its two most recent fiscal years, the Company paid no cash dividends

(2) The Company's common stock is listed and traded on the American Stock Exchange. At June 30, 1996, there were approximately 704 record holders of common stock. The Company believes that a significant number of beneficial owners hold their shares in street names.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Barr Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Barr Laboratories, Inc. and subsidiaries (the "Company") as of June 30, 1996 and June 30, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Barr Laboratories, Inc. and subsidiaries at June 30, 1996 and June 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

As  discussed in Note 6 to the consolidated financial statements, effective  July  1,  1993,  the Company  changed  its  method  of
accounting  for  income  taxes  to  conform  with  Statement   of
Financial Accounting Standards No. 109.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
August 28, 1996

RESPONSIBILITY FOR FINANCIAL REPORTING

Management is responsible for the preparation and accuracy of the consolidated financial statements and other information included in this report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles using, where appropriate, management's best estimates and judgments.

In meeting its responsibility for the reliability of the financial statements, management has developed and relies on the Company's system of internal accounting control. The system is designed to provide reasonable assurance that assets are safeguarded and that transactions are executed as authorized and are properly recorded.

The Board of Directors reviews the financial statements and reporting practices of the Company through its Audit Committee, which is composed entirely of directors who are not officers or employees of the Company. The committee meets with the independent auditors and management to discuss audit scope and results and also to consider internal control and financial reporting matters. The independent auditors have direct unrestricted access to the Audit Committee. The entire Board of Directors reviews the Company's financial performance and financial plan.

/s/ Bruce L. Downey
Chairman of the Board, Chief Executive Officer and President

Selected Financial Data
(in thousands of dollars, except per share amounts)



Statements of                          Year Ended June 30,
Operations             1996        1995       1994        1993       1992
Net Sales            $232,224    $199,720   $109,133   $ 58,047    $100,790

Earnings (loss)
before income
taxes,
extraordinary loss
and cumulative
effect of
accounting change      11,509      10,222      3,745     12,827(1)   (3,464)

Income tax expense
(benefit)               4,368(7)    3,852(5)   1,461      5,040      (1,555)
Earnings (loss)
before
extraordinary loss
and cumulative
effect of
accounting change       7,141       6,370      2,284      7,787      (1,909)

Net earnings (loss)     7,016(7)    6,225(5)   2,658(6)   7,787      (1,909)

Earnings (loss)
before
extraordinary loss
and cumulative
effect of
accounting change
per common and
common equivalent
share(8):                0.49        0.47       0.17       0.60       (0.15)

Earnings (loss) per
common and common
equivalent share(8)      0.48(7)     0.46(5)    0.20(6)    0.60       (0.15)

Earnings (loss) per
common share
assuming full
dilution(8)              0.48(7)     0.46(5)    0.20(6)    0.60       (0.15)

Balance Sheet Data     1996        1995       1994        1993       1992
Working capital (2)    52,985      58,364     53,227     51,371      12,168
Total Assets          169,220     155,953    125,907     94,283      88,467
Long-term Debt (2)(3)  17,709      20,371     30,433     30,498         543
Shareholders'
Equity (4)             80,161      71,853     54,984     51,498      42,844

(1) Fiscal 1993 includes $21,690 of pre-tax income from lawsuit settlements.
(2) Includes effects of reclassification of $30,000 of debt to long-term debt in 1993 and $30,000 of debt to current liabilities in 1992.
(3) Excludes current installments (See Note 4 to Consolidated Financial Statements).
(4) The Company has not paid a cash dividend in any of the above years.
(5) Fiscal 1995 includes the effect of a $145 ($0.01 per share) extraordinary loss (net of tax of $92) on early extinguishment of debt.
    (See Note 4 to the Consolidated Financial Statements).
(6) Includes the effect of a $374 ($0.03 per share) gain from the cumulative effect of an accounting change. (See Note 6 to the Consolidated Financial Statements).
(7) Fiscal 1996 includes the effect of a $125 ($0.01 per share) extraordinary loss (net of tax of $76) on early extinguishment of debt. (See Note 4 to the Consolidated Financial Statements).
(8) Amounts have been adjusted for the March 1996 3-for-2 stock split effected in the form of a 50% stock dividend.

                                                       Exhibit 23


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Post-Effective Amendment to Registration Statement No. 33-13901, and in Registration Statement Nos. 33-73696, 33-73698 and 33-73700 of Barr Laboratories, Inc. on Form S-8 of our reports dated August 28, 1996, appearing and incorporated by reference in the Annual Report on Form 10-K of Barr Laboratories, Inc. for the year ended June 30, 1996.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
September 24, 1996



