Form 10-Q
period 1996-09-30
BARR LABORATORIES INC
filed 1996-10-29
CIK 10081

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1996 or


[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For the transition period from __________ to __________


                  Commission file number 1-9860

                     BARR LABORATORIES, INC.
     (Exact name of Registrant as specified in its charter)

               New York                  22-1927534
    State or Other Jurisdiction of    (I.R.S. - Employer
    Incorporation or Organization)     Identification No.)

 Two Quaker Road, P. O. Box 2900, Pomona, New York   10970-0519
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

Yes  X    NO

Number of shares of Common Stock, par value $.01, outstanding as of September 30, 1996: 14,053,673.

       1 of 10
                     BARR LABORATORIES, INC.



                    INDEX                                 PAGE

PART  I.    FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets as of
             September 30, 1996 and June 30, 1996           3

             Consolidated Statements of Earnings
             for the three months ended
             September 30, 1996 and 1995                    4
             Consolidated Statements of Cash Flows
             for the three months ended
             September 30, 1996 and 1995                    5
             Notes to Consolidated Financial
             Statements                                    6-7

     Item 2. Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations                         8-9

PART II.     OTHER INFORMATION


     Item 6. Exhibits and Reports on Form 8-K               9


SIGNATURES                                                 10

       2 of 10

                    BARR LABORATORIES, INC.
                  CONSOLIDATED BALANCE SHEETS
          (thousands of dollars, except share amounts)
                          (unaudited)
                                               September 30,     June 30,
                                                   1996            1996
                ASSETS
Current assets:
  Cash and cash equivalents                      $  47,709       $  44,893
  Accounts receivable, less allowances
   of $2,262 and $1,799, respectively               28,546          32,065
  Inventories                                       45,045          42,396
  Deferred income taxes                              2,807           2,771
  Prepaid expenses                                     971             648

  Total current assets                             125,078         122,773


Property, plant and equipment, net                  49,237          45,739

Other assets                                           803             708

  Total assets                                   $ 175,118       $ 169,220

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                            $  60,527       $  58,537
     Accrued liabilities                             6,521           6,332
     Current portion of long term debt               3,934           3,815
     Income taxes payable                            2,178           1,104

          Total current liabilities                 73,160          69,788

Long-term debt                                      18,185          17,709
Other liabilities                                      241             238
Deferred income taxes                                1,315           1,324

Commitments & Contingencies

Contingencies (note 6)
Shareholders' Equity:
 Common Stock $.01 par value per
  share Authorized 30,000,000; issued
  14,132,310 and 14,115,664, respectively              141             141
     Additional paid-in capital                     43,815          43,526
     Retained earnings                              38,274          36,507
                                                    82,230          80,174

 Treasury stock at cost: 78,637 shares                 (13)            (13)

  Total shareholders' equity                        82,217          80,161

  Total liabilities and shareholders'equity      $ 175,118       $ 169,220

See accompanying notes to the consolidated financial statements.

       3 of 10

                     BARR LABORATORIES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (thousands of dollars, except share amounts)
                        (unaudited)

                                                 Three Months Ended
                                                   September 30,
                                                1996           1995
Net sales                                        $  64,231      $  54,176

Cost of sales                                       53,476         43,459

  Gross Profit                                      10,755         10,717

Costs and expenses:
 Selling, general and administrative                 5,213          5,060

 Research and development                            2,841          2,244

Earnings from operations                             2,701          3,413

Interest  income                                       479            684

Interest  expense                                     (348)          (472)

Other (expense) income, net                              5            (17)

Earnings before income taxes                         2,837          3,608

Income tax expense                                   1,070          1,407

Net  earnings                                    $  1,767       $   2,201

               PER COMMON SHARE:

Earnings per common and common equivalent shares $   0.12       $    0.15

Earnings per common share assuming full dilution $   0.12       $    0.15

Weighted average number of common and common
  equivalent shares                            14,759,883      14,263,550

Weighted average number of shares assuming full
  dilution                                     14,825,877      14,293,310

See accompanying notes to the consolidated financial statements.

       4 of 10

               BARR LABORATORIES, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 1996 and 1995
           (thousands of dollars; unaudited)
                                                     1996       1995
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net earnings                                         $  1,767    $  2,201
     Adjustments to reconcile net earnings
     to net cash provided by (used in)
     operating activities:
          Depreciation and amortization                 1,203       1,225
          Deferred income tax benefit                     (45)        (99)
          Loss on disposal of asset                         -          22

 Changes in assets and liabilities:
          (Increase) decrease in:
     Accounts receivable                                3,519        (484)
     Inventories                                       (2,649)      4,839
     Prepaid expenses                                    (323)       (318)
     Other assets                                        (121)        (64)
  Increase (decrease)  in:
       Accounts payable and accrued
        liabilities                                     2,182      (7,433)
       Income taxes payable                             1,074       1,278

  Net cash provided by operating activities             6,607       1,167

CASH FLOWS FROM  (USED IN) INVESTING
ACTIVITIES:
 Purchases of property, plant and equipment            (4,675)     (1,857)
 Proceeds from sale of property, plant and                  -         176
   equipment
  Net cash used in investing activities                (4,675)     (1,681)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Principal payments on long-term debt                     (11)        (34)
 Proceeds from loans                                      606           -
 Proceeds from exercise of stock options
    and employee stock purchases                          289         373

  Net cash provided by financing activities               884         339

  Increase (decrease)  in cash                          2,816        (175)

Cash and cash equivalents at beginning of              44,893      52,987
 period

Cash and cash equivalents at end of period           $ 47,709    $ 52,812

SUPPLEMENTAL CASH FLOW DATA - CASH PAID DURING
THE PERIOD:
 Interest, net of portion capitalized                $    222    $     38
 Income taxes                                        $     30    $    228

See accompanying notes to the consolidated financial statements.

       5 of 10
                     BARR LABORATORIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


1. Basis of Presentation

   The consolidated financial statements include the accounts of Barr Laboratories, Inc. and its wholly-owned subsidiaries
   (the "Company" or "Barr").

   In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

   Certain amounts in prior years' financial statements have been reclassified to conform with the current year presentation.

2. Inventories

   Inventories consisted of the following (in thousands of dollars):

                                          September   June 30,
                                          30, 1996      1996

       Raw materials and supplies          $20,342    $19,648
       Work-in-process                       6,392      4,920
       Finished goods                       18,311     17,828
                                           _______    _______
                                           $45,045    $42,396
                                           =======    =======

   Tamoxifen Citrate, purchased as a finished product, accounted for approximately $13,095 and $12,590 of finished goods as of September 30, 1996 and June 30, 1996, respectively.


3. Earnings Per Common Share and Common Share Equivalents

   For the three month period ended September 30, 1996 and 1995, earnings per common share was computed by dividing the earnings applicable to common stock by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

       6 of 10
                     BARR LABORATORIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


4. Cash and Cash Equivalents

   Cash equivalents consist of short-term, highly liquid investments (primarily market auction securities with interest rates that are re-set in intervals of 7 to 49 days) which are readily convertible into cash at par value (cost).

   As of September 30, 1996 and June 30, 1996, approximately $15,977 and $20,924, respectively, of the Company's cash was held in an escrow account. Such amounts represent the portion of the Company's payable balance with the Innovator of Tamoxifen, which the Company has decided to secure in connection with its cash management policy. The Company pays the Innovator monthly interest based on the average unsecured monthly Tamoxifen payable balance, as defined in the December 1995 Alternative Collateral Agreement.


5. Accounts Receivable

   In August, one of the Company's largest wholesale customers filed for bankruptcy. Subsequent to the filing, the Company entered into negotiations with a third party to sell its outstanding receivable balance at a discount. The Company expects to finalize this arrangement before the end of the calendar year. No significant additional reserve was required to write-down the carrying value of the receivable to the discounted price. An additional reserve may be required if the agreement to sell the receivables is not completed.


6. Commitments and Contingencies

   Litigation
   The Company, at September 30, 1996, was involved in lawsuits incidental to its business, including patent infringement actions. Management, based on the advice of legal counsel, believes that the ultimate disposition of these lawsuits will not have any significant adverse effect on the Company's consolidated financial statements.
       7 of 10
                     BARR LABORATORIES, INC.

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
Comparison of the Quarter Ended September 30, 1996 to the Quarter Ended September 30, 1995 - (thousands of dollars)

Net sales increased 19% to $64,231 from $54,176. The increase is attributable to a continued increase in demand for Tamoxifen Citrate ("Tamoxifen"), the breast cancer treatment distributed by the Company, as well as increased sales for the balance of the Company's product lines.

Tamoxifen sales increased 23% to $48,888 or 76% of net sales compared to $39,890 or 74% of net sales in the prior year. The growth primarily resulted from increases in the Company's market share. Tamoxifen is a patented product manufactured for the Company by the Innovator, and is distributed by the Company under a non-exclusive license agreement with the Innovator. Currently Tamoxifen only competes against the Innovator's products, which are sold under a brand name. Prior to December 1995, the Company competed against the Innovator's 10 mg dosage strength only. In January 1996, the Innovator introduced a 20 mg strength of this product. While the Company may experience some decline in its market share during the last quarter of calendar year 1996 as some consumers switch to the new dosage strength, the new dosage strength has not had a material adverse effect on the Company's sales through September 30, 1996. As permitted under the terms of its existing agreement with the Innovator, the Company will begin distributing the 20 mg strength in December 1996. Based on the relatively low current sales of the branded product, it does not appear that such an introduction will have a material impact on Barr's financial statements. Net sales of Barr-manufactured products increased by approximately 7% primarily as a result of additional volume. Volume increases on the Company's existing product line and revenues from new products more than offset price declines on certain existing products.

Gross profit increased to $10,755 from $10,717 due to increased sales volume. However, the gross margin decreased as a percentage of sales to 16.7% from 19.8%. The decrease in margins is generally attributable to two factors. First, an increase in Tamoxifen's share of total Company revenues and second, an increase in sales discounts and allowances due to increased competition. The increase in Tamoxifen's portion of total revenues negatively impacts margins because the profit margin the Company earns as a distributor is generally below the margin it earns as a manufacturer. Increased sales discounts and allowances reduce the Company's net selling price and margins, but are offered by the Company to maintain and increase market share in light of increased competition.

New products such as Megestrol Acetate and Danazol, which were introduced in November 1995 and August 1996, respectively, are currently subject to less competition and therefore generate margins which help to offset the declining margins on the Company's more established products, including Methotrexate. The Company continues to experience competition on sales of Methotrexate, and it is impossible to predict whether future price erosion will occur. If it were to occur, this could have an adverse effect on the Company's gross margins and gross profits.
       8 of 10
Selling, general and administrative expenses increased to $5,213 from $5,060 but declined as a percentage of net sales. The higher expenses reflect increased personnel costs and increased legal fees in connection with Barr's patent challenges. These increased costs were offset in part by approximately $740 in reimbursement of legal fees. The Company has entered into multi-year agreements with another company and a related party to share in product development and litigation costs associated with certain of its patent challenges.

Total research and development expenses increased approximately $600 or 27% over the prior year. Contributing factors include increases in salaries and related costs associated with the addition of scientists; increases in amounts paid to outside laboratories to conduct biostudies; and higher outside consulting costs necessary to support the number of products in development.

Interest income declined by $206 primarily due to a 17% decline in the average cash and cash equivalent balance in comparison to the same period in the prior year as well as a shift in the investment mix. Throughout the quarter ended September 30, 1995, the Company invested primarily in taxable securities. However, in the quarter ended December 31, 1995, the Company began investing a portion of its cash and cash equivalents in federal income tax exempt securities which earn a lower rate of return than equivalent taxable securities. In exchange for these lower returns, the Company reduced its overall effective tax rate.

Interest expense declined by $123 primarily due to an increase in capitalized interest associated with an increase in capital improvements as compared to the prior year. The increase in capitalized interest was partially offset by interest on the Company's unsecured Tamoxifen balance (see Note 4) and interest on its equipment financing agreement entered in April 1996.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased to $47,709 at September 30, 1996, from $44,893 at June 30, 1996. The Company's unrestricted portion of this balance also increased as the escrow account declined from $20,924 at June 30, 1996 to $15,977 at September 30, 1996 (see Note 4).

Cash provided from operating activities was $6,607 for the three months ended September 30, 1996, which included net earnings of $1,767. Accounts receivable decreased from improved collection efforts and payables increased primarily due to Tamoxifen purchases. Tamoxifen, as well as Danazol and Medroxyprogesterone, for which the Company received new product approvals during the quarter, contributed to the higher inventory levels.

The Company spent $4,675 on capital assets during the three months ended September 30, 1996 primarily in connection with the Company's investment in additional manufacturing capacity in its New York and Virginia facilities. During the remainder of fiscal 1997, the Company estimates that it will invest an additional $20 million in construction and new equipment for these facilities.
       9 of 10
During the three months ended September 30, 1996, the Company utilized $606 under its $18,750 equipment financing agreement with BankAmerica Leasing and Capital Group. As of September 30, 1996, $14,991 of this facility remains available for use through April 1997. The Company has not drawn upon its 3-year $10 million revolving credit facility with Bank of America Illinois. Management believes that existing capital resources will be adequate to meet its needs for the foreseeable future.




                   PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

a)      Exhibit Number         Exhibit
        11                     Computation of per share earnings
        27                     Financial data schedule

(b) There were no reports filed on Form 8-K in the quarter ended September 30, 1996.






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BARR LABORATORIES, INC.



Dated:October 29, 1996        /s/ William T. McKee
                              William T. McKee
                              Chief Financial Officer


       10 of 10