Form 10-K405/A
period 1996-06-30
BARR LABORATORIES INC
filed 1996-11-05
CIK 10081

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                               Form 10-K405/A

                       AMENDMENT TO APPLICATION OR REPORT
                  Filed Pursuant to Section 12, 15, or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934


                              BARR LABORATORIES, INC.
                (Exact name of registrant as specified in charter)


                                  AMENDMENT NO. 1
                                    TO FORM 10-K
                           PART II - 1996 PROXY STATEMENT

Barr Laboratories, Inc.
NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

To the Shareholders:

     The Annual Meeting of Shareholders of Barr Laboratories,
Inc. will be held on December 4, 1996 at 11:00 a.m. at the Woodcliff Lake Hilton, Tice Boulevard-Woodcliff Lake, New Jersey for the following purposes:

1.  To elect a Board of eight Directors to serve until the next
Annual Meeting of Shareholders and until their successors are elected and qualified;

2.  To consider approval of an amendment to the Company's 1993
Stock Incentive Plan;

3.  To consider approval of an amendment to the Company's 1993
Stock Option Plan for Non-Employee Directors;

4. To transact such other business as may properly come before the meeting.

     Owners of record at the close of business on October 15, 1996 will be entitled to vote at the meeting or at any adjournments or postponements thereof.

     Each shareholder is requested to sign and date the enclosed proxy card and to return it without delay in the enclosed postage-paid envelope. Any shareholder present at the Annual Meeting may withdraw the proxy and vote personally on each matter brought before the Annual Meeting.

                         By Order of the Board of Directors



                         Paul M. Bisaro
                         Secretary



2 Quaker Road
P.O. Box 2900
Pomona, New York  10970-0519
October 25, 1996

Barr Laboratories, Inc.
2 Quaker Road
P.O. Box 2900
Pomona, New York 10970-0519


PROXY STATEMENT
ANNUAL MEETING OF SHAREHOLDERS

To Be Held December 4, 1996


Solicitation and Revocability of Proxies

     This Proxy Statement is furnished in connection with the solicitation of proxies by the management of Barr Laboratories, Inc., a New York corporation (the "Company"), for use at the 1996 Annual Meeting of Shareholders of the Company (the "Annual Meeting") to be held at 11:00 a.m. on December 4, 1996 at the Woodcliff Lake Hilton, Tice Boulevard_Woodcliff Lake, New Jersey and at any adjournment or postponement thereof. It is anticipated that this Proxy Statement, together with the form of proxy, will first be mailed to the Company's shareholders on or before October 25, 1996.

     A person giving the enclosed proxy has the power to revoke it at any time before it is exercised by (i) attending the Annual Meeting and voting in person, (ii) duly executing and delivering a proxy for the Annual Meeting bearing a later date or (iii) delivering written notice of revocation to the Secretary of the Company prior to use of the enclosed proxy at the Annual Meeting.

     The Company will bear the cost of this solicitation of proxies, including expenses in connection with the preparing, assembling and mailing of proxy solicitation materials and the charges and expenses of brokerage firms and others for forwarding solicitation materials to beneficial owners. In addition to solicitation by mail, proxies may be solicited personally or by telephone or telegraph by Directors, Officers or employees of the Company, who will receive no additional compensation for such services. The Company has retained Continental Stock Transfer & Trust Company to aid in the solicitation of proxies for which the Company expects to pay approximately $4,000, plus reimbursable expenses.

Record Date

     The close of business on October 15, 1996 is the record date for determination of holders of the Company's Common Stock, $.01 par value (the "Common Stock"), entitled to notice of and to vote at the Annual Meeting and any adjournment or postponement thereof. On that date there were outstanding and entitled to vote 14,053,673 shares of Common Stock, each entitled to one vote.

Action to be Taken Under the Proxy

     The persons acting under the proxy will vote the shares represented thereby for the election of the Company's nominees as Directors, and for approval of the amendments to the Company's 1993 Stock Incentive Plan and 1993 Stock Option Plan for Non-Employee Directors, or, if otherwise directed by the person executing the proxy, in accordance with such direction. The Board of Directors does not know of any other business to be brought before the meeting, but it is intended that, as to any such other business, a vote may be cast pursuant to the proxy in accordance with the judgment of the person or persons acting thereunder. Directors are elected by a majority of votes cast. The affirmative vote of a majority of all outstanding shares is required to approve the amendments to the 1993 Stock Incentive Plan and 1993 Stock Option Plan for Non-Employee Directors. Abstentions, broker non-votes and withheld votes will not be considered as votes cast; however, an abstention in connection with the proposal to approve the amendments to the 1993 Stock Incentive Plan and 1993 Stock Option Plan for Non-Employee Directors will have the same legal effect as a vote against any such proposal.

PROPOSAL 1.    ELECTION OF DIRECTORS

     If all of the Company's nominees are elected, the Board of Directors of the Company will consist of Bruce L. Downey (Chairman), Edwin A. Cohen (Vice-Chairman), Robert J. Bolger, Michael F. Florence, Wilson L. Harrell, Jacob M. Kay, Bernard C. Sherman and George P. Stephan, who will serve as Directors until the 1997Annual Meeting of Shareholders and until their respective successors are duly elected and qualified. If any nominee becomes unable or declines to accept nomination or election, which is not anticipated, it is intended that the persons acting under the proxy will vote for the election in his stead of such other person as the Board of Directors recommends. The Company does not have a standing nominating committee; the current nominees for Directors have been proposed by the Company's Chairman and the Company's principal shareholder.

     Six meetings of the Board of Directors were held during the fiscal year ended June 30, 1996. In addition, there were twelve committee meetings. No Director attended fewer than 75% of the total number of meetings of the Board and all committees on which the Director served.

Audit Committee
     The functions of the Audit Committee are to assist the Board in overseeing and reviewing the Company's internal accounting controls, to review the audited financial statements and to investigate and make recommendations to the Board with respect to the appointment of independent auditors. The Committee, which met four times during the fiscal year ended June 30, 1996, is composed of Messrs. Florence, Harrell, Stephan and Bolger.

Compensation Committee
     The Compensation Committee is responsible for reviewing and authorizing the granting of stock options to Officers and other key employees under the Company's stock option plans and for reviewing compensation to be paid to Officers and other key personnel of the Company. Current members of the Committee, none of whom is an employee of the Company, are Messrs. Cohen, Florence, Harrell and Stephan. Four meetings of the Committee were held during the fiscal year ended June 30, 1996.

Business Development Committee
     The Business Development Committee is responsible for evaluating and providing advice to management on the merits of various business ventures, including but not limited to, mergers, acquisitions, joint ventures, strategic partnerships and other business arrangements. Current members of the Committee are Messrs. Downey, Cohen, Bolger and Kay. Four meetings of the Committee were held during the fiscal year ended June 30, 1996.


Compensation of Directors

     During the fiscal year ended June 30, 1996, Directors, excluding Mr. Sherman and Mr. Downey, received an annual retainer of $15,000 and a fee of $750 for attendance at each meeting of the Board and at each Committee Meeting. In addition, Mr. Bolger received $11,400 for consulting expenses provided to the Company during the fiscal year ended June 30, 1996. See Executive Agreements for amounts paid to Mr. Cohen pursuant to his consulting agreement with the Company.

     Under the Company's 1993 Stock Option Plan for Non-Employee Directors, as amended effective December 1995, each Director who is not an employee of the Company (other than a Director who owns 40% or more of the Common Stock) receives an annual grant of an option to purchase 7,500 shares at an option price equal to 100% of the fair market value of the Common Stock on the date of grant, except that, in the case of the first grant (the date of the 1993 Annual Meeting of Shareholders), the number of shares covered by each such grant was 18,000. Each option has a ten-year term and becomes exercisable on the date of the first annual shareholders' meeting immediately following the date of grant. On December 7, 1995, each participating director received a grant of an option to purchase 7,500 shares at an exercise price of $15.50 per share.

Information on Nominees

     Bruce L. Downey, 48, became the Company's President, Chief Operating Officer and a member of the Board of Directors in January 1993 and was elected Chairman of the Board and Chief
Executive Officer in February of 1994.   Prior to assuming these
positions, from 1981 to 1993, Mr. Downey was a partner in the law firm of Winston & Strawn and a predecessor firm of Bishop, Cook, Purcell and Reynolds. Mr. Downey served as the Company's lead attorney throughout its legal proceedings with the FDA.

     Robert J. Bolger, 74, was elected a Director of the Company in February 1988. Mr. Bolger has been President of Robert J. Bolger Associates, a marketing consulting company since January 1988. From 1962 through 1987, he served as President of the National Association of Chain Drug Stores, a major trade association. Mr. Bolger is also a Director of General Computer Corporation.

     Edwin A. Cohen, RPh, 64, founded the Company in 1970. Mr. Cohen served as President, Chairman of the Board and Chief Executive Officer until 1994. In February of 1994, he was elected to the position of Vice Chairman of the Board and became a Consultant to the Company.

     Michael F. Florence, CA, 59, was elected a Director of the Company in February 1988. Mr. Florence is President of Sherfam, Inc. and has been since 1989. He is Vice President of Shermfin Corp., Vice President of Apotex, Inc. and Vice President of Sherman Delaware, Inc. From January 1964 through April 1989, Mr. Florence was a partner in Wm. Eisenberg & Co., Canadian Chartered Accountants. He is President and Director of Citadel Gold Mines, Inc. (NASDAQ), Nutrition for Life International, Inc. (NASDAQ) and was previously a Director of Kinesis, Inc. Mr. Florence and Dr. Sherman are brothers-in-law.

     Wilson L. Harrell, 77, was elected a Director of the Company in February of 1988. Since July 1990, Mr. Harrell has been a columnist, consultant and speaker and President of Harrell Consulting, Inc. He is author of the book, For Entrepreneurs Only. From 1987 to July 1990, he was publisher of INC. magazine.

     Jacob ("Jack") M. Kay, 55, was elected a Director of the Company in December 1994. Mr. Kay is President of Apotex, Inc., and also serves as Chairman of the Canadian Drug Manufacturers Association. He is a Director of York Finch Hospital (Toronto).

     Bernard C. Sherman, PhD, 54, was Chairman of the Board of the Company from July 1981 to January 1993. He remains a Director of the Company. Dr. Sherman is Chief Executive Officer and Chairman of the Board of Apotex, Inc., a Canadian manufacturer of generic and brand name drugs. He is also Chairman of the Board of Cangene Corp., President of Sherman Delaware, Inc., President of Sherfin Corp., President of Apotex Holdings Inc. and a Director of Citadel Gold Mines, Inc. (NASDAQ). In July 1994, Dr. Sherman and Shermfin Corp. consented to the issuance of an Order of the Securities and Exchange Commission (the "Commission") that they cease and desist from violations of certain reporting and anti-fraud provisions of the Securities Exchange Act of 1934. Dr. Sherman and Shermfin Corp. consented to this Order without admitting or denying the findings of the Commission that they had failed to file reports of beneficial ownership of the common stock of Kinesis, Inc. with the Commission on Form 3 and Schedule 13G. The Company has no relationship with Kinesis, Inc.

     George P. Stephan, 63, was elected a Director of the Company in February 1988. Since 1994, Mr. Stephan has been Managing Director of Stonington, Inc., (financial intermediaries and consultants). From 1992 to 1994, Mr. Stephan was counsel to Murtha, Cullina, Richter and Pinney in Hartford, Connecticut. From January 1991 to November 1991, he served as Interim Chief Executive Officer of Kollmorgen Corporation (NYSE), a diversified technology company. He also served as Chairman of Kollmorgen's Board of Directors from 1991 to February 1996. Mr. Stephan continues to serve as a Director of Kollmorgen Corporation and as a member of its executive committee.

The Board of Directors recommends a vote "FOR" the election of the above nominees.

PROPOSAL 2.         APPROVAL OF THE AMENDMENT TO THE 1993 STOCK
                    INCENTIVE PLAN

     In December 1993, the shareholders ratified the adoption by the Board of Directors of the 1993 Stock Incentive Plan (the "Plan"). The purpose of the Plan, among other things, is to provide competitive incentives that will attract, retain, motivate and reward employees. After giving effect to the March 1996 3-for-2 stock split, an aggregate of 1,125,000 shares of Common Stock are available under the Plan, of which 823,113 shares are subject to outstanding options as of June 30, 1996, including 506,990 shares subject to options held by the Company's Executive Officers as a group. Each such option has a ten-year term and is exercisable at an option exercise price equal to 100% of the fair market value of the shares on the date of grant. The options are not transferable except by will or the laws of descent and distribution, or to a designated beneficiary, and may be exercised during an option holder's lifetime only by the option holder.

     The Board recommends approval of an amendment to the Plan to ensure that the Company will continue to have an adequate number of shares of Common Stock available for grants of incentive stock options ("ISOs") that qualify for special tax treatment under
Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that do not so qualify ("non-qualified stock options" or "NQSOs"). Upon approval of the amendment the total number of shares of Common Stock for which options may be granted under this Plan will increase by 750,000 shares to an aggregate of 1,875,000. No other provision of the Plan will be changed by the proposed amendment.

     In addition to stock options, the Plan permits the grant of stock appreciation rights, stock bonuses, restricted stock awards, performance unit awards and any other awards that provide the participant with the right to purchase or otherwise acquire shares of Common Stock or that are valued by reference to the market value of shares of Common Stock. Although the Plan permits the Committee to grant a wide variety of awards, the Plan does not obligate the Committee to do so and the Committee has not previously done so and does not currently anticipate doing so.

     Under current law, there are no federal income tax consequences either to the optionee or to the Company upon the grant of an ISO or a NQSO. On the exercise of an ISO during employment or within three months thereafter, the optionee will not recognize any income and the Company will not be entitled to a deduction, although the excess of the fair market value of the shares on the date of exercise over the option price is included in the optionee's alternative minimum taxable income, which may give rise to alternative minimum tax liability for the optionee. Generally, if the optionee disposes of shares acquired upon exercise of an ISO within two years of the date of grant or one year of the date of exercise, the optionee will recognize ordinary income, and the Company will be entitled to a deduction, equal to the excess of the fair market value of the shares on the date of exercise over the option price (limited generally to the gain on the sale). The balance of any gain or loss will be treated as a capital gain or loss to the optionee. If the shares are disposed of after the two year and one year periods mentioned above, the Company will not be entitled to any deduction, and the entire gain or loss for optionee will be treated as a capital gain or loss. On exercise of a NQSO, the excess of the date-of-exercise fair market value of the shares acquired over the option price will be generally taxable to the optionee as ordinary income and deductible by the Company. The disposition of shares acquired upon exercise of a NQSO will generally result in a capital gain or loss for the optionee, but will have no tax consequences for the Company.



The Board of Directors recommends a vote "FOR" approval of the amendment to the 1993 Stock Incentive Plan.

PROPOSAL 3.         APPROVAL OF THE AMENDMENT TO THE 1993 STOCK
                    OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

     In December 1993, the shareholders ratified the adoption by the Board of Directors of the 1993 Stock Option Plan for Non-Employee Directors (the "Directors' Plan") and in December 1995 shareholders approved an amendment to the Directors' Plan increasing the number of shares covered by each annual option
from 4,500 to 7,500.   After giving effect to the March 1996 3-
for-2 stock split, an aggregate of 225,000 shares of Common Stock are available under the Directors' Plan, of which 144,000 shares are subject to outstanding options. The following named nominees for election as Directors hold those 144,000 options in the amounts set forth after their respective names as follows: Cohen (12,000), Bolger (30,000), Florence (30,000), Harrell (30,000),
Kay (12,000) and Stephan (30,000). This formula plan, among other things, enhances the Company's ability to attract and retain experienced Directors. Currently, each Eligible Director (as that term is defined in the Directors' Plan) on any grant date is granted a non-qualified option to purchase 7,500 shares. Each such option has a ten-year term, is exercisable at an option exercise price equal to 100% of the fair market value of the shares on the date of grant, and becomes exercisable on the date of the first annual shareholders' meeting immediately following the date of grant of the option, provided there has been no interruption of the optionee's service on the Board before that date. The options are not transferable except by will or the laws of descent and distribution, or to a designated beneficiary, and may be exercised during an option holder's lifetime only by the Director. The Board recommends approval of an amendment to the Directors' Plan to ensure that the Company will continue to have an adequate number of shares of Common Stock available for grants of options thereunder. Upon approval of the amendment the total number of shares of Common Stock for which options may be granted under the Directors' Plan will increase by 150,000 shares to an aggregate of 375,000 shares. No other provision of the Directors' Plan will be changed by the proposed amendment.

     Under current law, certain of the federal income tax consequences to non-employee directors and the Company under the Directors' Plan are as follows: A director to whom a non-qualified stock option is granted (which is treated as an option for federal income tax purposes) does not recognize income at the time of grant of such option and the Company is not entitled to a deduction at that time. When a director exercises the stock option, the director will recognize ordinary compensation income equal to the difference, if any, between the exercise price paid and the fair market value as of the date of option exercise, on the shares the director receives. The Company will generally be entitled to a federal income tax deduction in respect of the stock option in the Company's tax year in which the option is exercised, with the amount of the deduction being equal to the ordinary compensation income recognized by the director as described above.


The Board of Directors recommends a vote "FOR" approval of the amendment to the 1993 Stock Option Plan for Non-Employee Directors.

Ownership of Securities

     The following table sets forth information regarding the beneficial ownership of the Company's voting securities as of June 30, 1996, by (i) each person who beneficially owns more than 5% of the Company's voting securities; (ii) each Director of the Company; (iii) each named Officer of the Company; and (iv) all Directors and Officers of the Company as a group.

Name and Address of
Beneficial Owner                          Number of Shares  Common Percent
Bernard C. Sherman(1)                     9,162,951(2)      62.5%
150 Signet Drive
Weston, Ontario, Canada M9L 1T9

FMR, Edward C. Johnson, 3rd               1,216,800(4)       8.3%
and Abigail P. Johnson
82 Devonshire Street, Boston, MA  02109

Edwin A. Cohen(1)                           599,926(3)       4.1%

Bruce L. Downey(1)                          123,873(3)       *

George P. Stephan(1)                         52,500(3)       *

Wilson L. Harrell(1)                         37,500(3)       *

Robert J. Bolger(1)                          30,000(3)       *

Michael F. Florence(1)                       22,800(3)       *

Jacob M. Kay(1)                              12,000(3)       *

Gerald F. Price                              79,918(3)       *

Ezzeldin A. Hamza                            58,898(3)       *

Paul M. Bisaro                               34,904(3)       *

Mary E. Petit                                10,524(3)       *

Timothy P. Catlett                            7,500(3)       *

All Directors and Officers
as a group (16 persons)                  10,289,160(3)      70.2%

*    Less than 1%

(1)  A Director of the Company.

(2) Consists of 8,832,414 common shares held of record by Sherman Delaware, Inc. ("SDI") and 330,537 common shares held of record by Glastex Investments, Inc.

(3) Includes shares of common stock which directors and officers have currently exercisable rights to acquire through the exercise of incentive and non-qualified options, in the amount of 120,000 shares for Mr. Downey, 142,431 shares for Mr.Cohen, 47,250 shares for Mr. Stephan, 37,500 shares for Mr. Harrell, 30,000 shares for Mr. Bolger, 22,500 shares for Mr. Florence, 4,500 shares for Mr. Kay, 66,247 shares for Mr. Price, 56,248 shares for Mr. Hamza, 33,749 shares for Mr. Bisaro, 7,499 shares for Ms. Petit, 7,500 shares for Mr. Catlett, and 626,049 shares for all Directors and officers as a group.

(4) Reflects shares beneficially owned as of February 14, 1996 (restated for the 3-for-2 stock split) according to a statement on Schedule 13G filed with the Securities and Exchange Commission. Fidelity Management & Research Corp. ("Fidelity"), a wholly-owned subsidiary of FMR Corp. and an investment adviser registered Investment Advisers Act of 1940, is the beneficial owner of the shares shown as a result of acting as investment adviser to several investment companies ("the Funds") registered under the Investment Company Act of 1940.

     Edward C. Johnson 3rd, Abigail P. Johnson, FMR Corp.
(through its control of Fidelity) and the Funds each has sole power to dispose of the 1,216,800 shares owned by the Funds.

     Neither FMR Corp. nor Edward C. Johnson 3rd has the sole power to vote or direct the voting of the shares owned directly by the Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees.

     Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares shown. The interest of one person, Fidelity Convertible Securities Fund, an investment company registered under the Investment Act of 1940, amounted to 1,141,800 shares or 7.8% of the class.

Changes in Control

     All of the shares held of record by Sherman Delaware Inc. and affiliated companies ("SDI") have been pledged to banks to secure a guaranty made by SDI. A change in control of the Company could result in the event SDI were to default in its guaranty obligation.

Executive Compensation

     The following table sets forth as to the Chairman and Chief
Executive Officer, and the five other executive officers earning the highest aggregate compensation in the fiscal year ended June
30, 1996, the compensation earned, awarded or paid for services rendered to the Company in all capacities during each of the three fiscal years ended June 30, 1996, in which each such person served as an officer.



                                    Summary Compensation Table

                                                          Long-Term Compensation
                                Annual Compensation                 Awards
                                                              Stock     All Other
Name &                   Year  Salary    Bonus     Other     Options  Compensation
Principal Position             ($)(1)      ($)      ($)      (#)(2)     ($)(3)
Bruce L. Downey          1996  399,039   200,000    3,266     60,000    15,000
Chairman, CEO            1995  349,231   200,000    1,132     60,000    14,607
& President              1994  299,712   187,500   53,072(4)       -    14,757

Gerald F. Price          1996  199,904    60,000   23,181(7)  29,999    14,982
Executive Vice           1995  194,836    50,000   15,121(7)  22,500    11,536
President                1994  185,000    55,500   29,996(5)  15,000    11,710

Ezzeldin A. Hamza        1996  174,904    60,000   20,378(6)  17,249    15,000
Sr. Vice President       1995  169,846    50,000   13,718(6)   9,750    12,422
Research & Development   1994  160,000    48,000   11,262(6)   1,125    12,265

Paul M. Bisaro           1996  164,712    65,000    3,859     29,999    15,000
Chief Financial Officer  1995  149,461    50,000      236     22,500    13,346
General Counsel &        1994  111,635    46,000        -      7,500    12,501
Secretary

Mary E. Petit            1996  165,000    65,000    4,989     15,000    15,000
Vice President,Quality   1995   76,154    60,365        -     14,998     6,980
                         1994

Timothy P. Catlett       1996  165,000    65,000   27,615(5)  15,000    15,000
Vice President           1995   74,250    30,000        -     15,000     6,980
Sales & Marketing        1994


(1) Includes amounts deferred by the employee under the Company's Savings and Retirement Plan.
(2) Stock options adjusted for the March 1996 3-for-2 stock split.
(3)The amounts shown in this column represent the Company's annual contributions to its Savings and Retirement Plan.
(4) Mr. Downey was elected an officer of the Company on January 5, 1993. Amount represents relocation expenses paid pursuant to his employment agreement. See "Executive Agreements."
(5) Amount primarily represents reimbursement of relocation expenses.
(6) Primarily represents amounts accrued in order to fund deferred compensation payable pursuant to agreement. See "Executive Agreements".
(7) Amount primarily represents reimbursement of interest.

Option Grants

     The following table shows all stock options that were granted to the officers named in the preceding Summary
Compensation Table during the fiscal year ended June 30, 1996.
The exercise price of all such options was the fair market value on the date of the grant.



                    Option Grants in the Last Fiscal Year

     Individual Grants (1)
                   Number of  % of Total                       Potential Realizable Value at
                     Shares    Options                               Assumed Annual Rates
                   Underlying Granted to  Per Share             Of Stock Price Appreciation
                    Options   Employees    Exercise  Expiration       for Option Term
                    Granted   In Fiscal    or Base      Date        5%($)       10%($)
Name                  (#)        Year       Price
Bruce L. Downey      60,000       16%     $15.790    09/13/05     595,815    1,509,912

Gerald F. Price      29,999        8%     $15.790    09/13/05     297,897      754,931

Ezzeldin A. Hamza    17,249        5%     $15.790    09/13/05     171,287      434,074

Paul M. Bisaro       29,999        8%     $15.790    09/13/05     297,897      754,931

Mary E. Petit        15,000        4%     $15.790    09/13/05     148,954      377,478

Timothy P. Catlett   15,000        4%     $15.790    09/13/05     148,954      377,478

All Shareholders (2)                                          227,316,130  576,063,703

(1) Consists of options granted under the Company's stock option plan approved by shareholders in 1993. This plan permits the Compensation Committee in its discretion to cancel any option granted under such plan and re-grant it at a lower price, however, no such action was taken during the fiscal year.

(2) Total dollar gains on assumed rates of appreciation shown here calculated on 14,037,027 outstanding shares as of June 30, 1996 and the market price on that date ($25.75)

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

        Aggregated Option Exercises and Fiscal Year End June 30, 1996 Option Values

                                       Number of Shares Subject to     Value of Unexercised In-the-
               Shares Acquired  Value  Unexercised Options at Year-End  Money Options at Year-End(2)
Name            on Exercise   Realized  Exercisable   Unexercisable      Exercisable Unexercisable
                                (1)
Bruce L. Downey       -             -       120,000        150,000        $2,041,500 $2,071,500

Gerald F. Price   6,500      $140,200        66,247         41,249         1,109,266    425,802

Ezzledin A. Hamza    -              -        56,248         60,373         1,031,751    944,144

Paul M. Bisaro       -              -        33,749         41,249           518,952    425,802

Mary E. Petit        -              -         7,499         22,499            66,591    215,991

Timothy P. Catlett   -              -         7,500         22,500            70,050    219,450

(1) Valued at the difference between the fair market value of the shares at the time of exercise and the options' grant price.
(2) Valued at the difference between the fair market value of the shares at June 30, 1996 ($25.75) and the options' grant price

Executive Agreements

     In January 1994, the Company entered into a consulting agreement with Mr. Cohen for a term ending June 30, 2002. From January 31, 1994, when the agreement commenced, and through June 30, 1995, Mr. Cohen provided consulting services related to certain business development projects and received compensation at the rate of $250,000 per annum. For the fiscal year ended June 30, 1996, Mr. Cohen received $150,000 in compensation and earned an additional fee of $63,080. The consulting agreement, as amended in June 1995 and again in June 1996, provides that Mr. Cohen's duties will, among other things, include consulting and advising with regard to products and process development and attendance at industry associations and technology groups for up to 120 from the 80 days originially contemplated under the agreement. Beginning jJuly 1 of 1997, the agreements reverts to the original term of 80 days per year for each fiscal year thereafter until June 30, 2002. Accordingly, for the year ending June 30, 1997, Mr. Cohen will be compensated at a rate of $150,000 per annum, and beginning July 1, 1997, Mr. Cohen will be compensated at the rate of $100,000 per annum. During fiscal 1996 and for each of the next six years, Mr. Cohen will also receive an additional fee equal to one percent of the Company's pre-tax earnings between $5 million and $15 million for each such year. In the event of Mr. Cohen's death during the term of the agreement, all amounts which would otherwise have been payable thereafter will be paid at the times provided in the agreement to his designated beneficiary or his estate. In addition, during the term of the agreement, Mr. Cohen is entitled to receive the same compensation as other non-employee Directors of the Company for his services as a Director, to exercise any outstanding non-qualified stock options granted to him prior to January 21, 1994 and to be provided with medical and dental benefits equivalent to those which the Company provides for its senior officers from time to time on the same terms and conditions.

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


Compensation Committee Report on Executive Compensation

     Regulations of the Securities and Exchange Commission require the compensation committee of the Board of Directors of a publicly-traded company to publish in each proxy statement involving the election of Directors a report addressing certain aspects of Executive Officer compensation for the last completed fiscal year. The following report is provided pursuant to those regulations.

     The Compensation Committee decides or recommends to the Board for its decision on all matters of policy relating to compensation of Executive management and approves the salaries of Officers (other than the Officer-Directors, whose salaries are approved by the Board). The Committee also approves grants of stock options.

     Compensation programs for Executive Officers are designed to attract, retain and motivate employees who will contribute to the achievement of corporate goals and objectives. Elements of Executive compensation include salaries, bonuses and awards of stock options, with the last two being variable. In making its decisions or recommendations, the Committee takes into account factors it deems relevant to the specific compensation component being considered, including compensation paid by other business organizations of comparable size in the same industry and related industries, profitability, the attainment of annual individual and business objectives, an assessment of individual contributions relative to others' and historic compensation awards.

     The Committee considered the factors described above in determining Mr. Downey's total compensation. Specifically, the Committee and the Board recognized that during fiscal 1996, the Company, under Mr. Downey's leadership, met and exceeded strategic objectives approved by the Board in the Company's fiscal 1996 Business Plan. Barr maintained strong financial growth through increased sales volume and value-added customer service, despite increased competition for certain products, demonstrated measurable progress in new product research and development, and initiated an aggressive, $40 million capital expansion program so that the Company will have adequate manufacturing capacity to meet the demand that new products will generate between now and the end of the century. Mr. Downey's initiatives in research and development resulted in the filing of six Abbreviated New Drug Applications (ANDAs), representing approximately 21 new products. In addition to extending current product lines in existing therapeutic categories, efforts were concentrated in a new therapeutic category with significant potential: hormone replacement. Mr. Downey continues to manage current performance to meet the challenges of increased competitive pressures on mature products, while simultaneously setting the stage for sustainable shareholder growth as new product approvals are received going forward.

     The Committee is responsible for addressing issues raised by the change in the Internal Revenue Code which establishes a limit on the deductibility of annual compensation for certain Executives which exceeds $1,000,000. The change had no impact for the fiscal year ended June 30, 1996 since no Executive Officer received compensation in excess of $1,000,000. The Committee intends to review this matter from time to time in the future to determine whether changes should be made to meet the requirements for deductibility.

                         The Compensation Committee
                         Edwin A. Cohen
                         Michael F. Florence
                         Wilson L. Harrell
                         George P. Stephan

Performance Graph

     The graph below compares the cumulative total shareholder returns on the common stock of the Company (BRL) for the last five fiscal years with the cumulative total return of the Standard & Poor's Health Care Drugs Index and the Standard & Poor's 500 Index over the same period, assuming an investment of $100 in the Company's common stock, the S&P Health Care Drugs Index and the S&P 500 Index on June 30, 1991, and reinvestment of dividends.

             Comparison of Five Year Cumulative Total Return*
            among Barr Laboratories, The S&P Health Care Drugs
                      Index, and the S&P 500 Index

                        (Graphic omitted)


                       Fiscal Year Ended June 30,
                       *$100 Invested on 6/30/91






                                    June 30,
Company/Index Name             1991 1992  1993  1994   1995  1996
Barr Laboratories, Inc.        100  $ 41  $ 96  $ 99  $ 115 $ 206
S&P 500 Index                  100   113   129   131    165   208
S&P Health Care Drugs Index    100   115    96    93    145   216

Certain Relationships and Related Transactions

     During the fiscal year ended June 30, 1996 the Company sold certain of its pharmaceutical products and bulk pharmaceutical materials to four other companies controlled by Dr. Bernard Sherman, a Director of the Company. The Company was paid an aggregate of approximately $4,296,000 upon such sales. The Company also purchased bulk pharmaceutical materials from a company controlled by Dr. Sherman in the amount of $1,800,000. The Company believes the amounts of such transactions approximate the amounts of similar transactions with unaffiliated third parties. During fiscal 1996, the Company also entered a multi-year agreement with a company controlled by Dr. Sherman to share litigation costs in connection with one of its patent challenges. For the year ended June 30, 1996, the Company received $570,000 in connection with such agreement.

     The Company has purchased a directors' and officers' liability insurance policy from the National Union Fire Insurance Company of Pittsburgh, Pennsylvania that insures the Company for certain obligations incurred in the indemnification of its directors and officers under New York law and insures directors and officers where such indemnification is not provided by the Company. The one-year cost of the current policy is $232,766.

     The Company has also purchased an insurance policy from Chubb Insurance Company that provides coverage for employees (including officers) who are fiduciaries of the Company's employee benefit plans against expenses and defense costs incurred as a result of alleged breaches of fiduciary duty as defined in ERISA. The one-year cost of the current policy is $18,050.

     In June 1992, a shareholder action was filed against the Company and Edwin A. Cohen, then President of the Company, and Louis J. Guerci, who was a Vice President of the Company. In November 1994, the Company agreed to settle this matter. Management strongly believed that the case was without merit, but determined that it was in the Company's best interest to settle rather than participate in continued litigation. In December 1994, the court approved the settlement. As of June 30, 1996, the final payment amount (on the "claims made basis") has not been determined or paid. In connection with this action, the Company had separately agreed to indemnify Mr. Guerci in connection therewith. As of June 30, 1996, the Company has made advances of approximately $288,000 and $35,000 in legal fees and expenses to legal counsel on behalf of Mr. Guerci and Mr. Cohen, respectively.


Receipt of Shareholder Proposals

     Any shareholder proposal intended to be presented at the 1997 Annual Meeting must be received by the Company at 2 Quaker
Road, P.O. Box 2900, Pomona, New York 10970-0519; Attention:  The
Secretary, not later than June 27, 1997.


Other Matters

     Services performed by Deloitte & Touche LLP, the Company's independent accountants, for the year ended June 30, 1996, consisted of an audit of the consolidated financial statements of the Company, an audit of the Company's Employee Savings Plan, preparation of the Company's federal and state tax returns, and limited assistance and consultation in connection with filings with the Securities and Exchange Commission and on pending accounting and tax matters. Deloitte & Touche LLP also performed certain management advisory services in connection with the Company's implementation of new telephone and computer systems and evaluation of financing alternatives.

     The Company expects representatives of Deloitte & Touche LLP to be present at and available to respond to appropriate questions which may be raised at the Annual Meeting.
Representatives of Deloitte & Touche LLP will have the opportunity to make a statement if they so desire.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BARR LABORATORIES, INC.

Dated: November 5, 1996                       /s/William T. Mckee
                                              William T. Mckee
                                              Chief Financial
                                              Officer