Form 10-Q
period 1996-12-31
BARR LABORATORIES INC
filed 1997-02-05
CIK 10081

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For quarterly period ended December 31, 1996 or


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

                          914-353-8403
                 (Registrant's telephone number)


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

Yes  X    NO

Number of shares of Common Stock, par value $.01, outstanding as of December 31, 1996: 14,053,673.

       1 OF 12
                     BARR LABORATORIES, INC.



                    INDEX                            PAGE

PART  I.    FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets as of
             December 31, 1996 and June 30, 1996       3

             Consolidated Statements of Earnings
             for the three and six-months ended
             December 31, 1996 and 1995                4
             Consolidated Statements of Cash Flows
             for the six-months ended
             December 31, 1996 and 1995                5
             Notes to Consolidated Financial
             Statements                               6-8

     Item 2. Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations                    8-11

PART II.     OTHER INFORMATION


     Item 1. Legal Proceedings                         11


     Item 4. Submission of Matters to a Vote of
             Security Holders                          12

     Item 6. Exhibits and Reports on Form 8-K          12

SIGNATURES                                             12
       2 OF 12

                    BARR LABORATORIES, INC.
                  CONSOLIDATED BALANCE SHEETS
          (thousands of dollars, except share amounts)
                          (unaudited)
                                            December      June 30,
                                             31, 1996       1996
                ASSETS
Current assets:
  Cash and cash equivalents                  $  45,636      $  44,893

  Accounts receivable, less allowances
   of $2,021 and $1,799, respectively           33,936         32,065
  Inventories                                   39,344         42,396
 Deferred income taxes                           2,842          2,771
 Prepaid expenses                                  899            648

  Total current assets                         122,657        122,773


Property, plant and equipment, net              54,389         45,739

Other assets                                       797            708

  Total assets                               $ 177,843      $ 169,220

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                        $  59,765      $  58,537
     Accrued liabilities                         6,826          6,332
     Current installments of Long Term Debt      4,079          3,815
     Income taxes payable                        2,368          1,104

          Total current liabilities             73,038         69,788

Long-term debt                                  18,810         17,709
Other liabilities                                  244            238
Deferred income taxes                            1,306          1,324

Commitments & Contingencies

Shareholders' Equity:
  Common Stock $.01 par value per share
  Authorized 30,000,000; issued
  14,132,310 and 14,115,664, respectively          141            141
     Additional paid-in capital                 43,815         43,526
     Retained earnings                          40,502         36,507
                                                84,458         80,174

 Treasury stock at cost: 78,637 shares             (13)           (13)

  Total shareholders' equity                    84,445         80,161

  Total liabilities and shareholders'equity  $ 177,843      $ 169,220

See accompanying notes to the consolidated financial statements.

       3 OF 12

                     BARR LABORATORIES, INC.
               CONSOLIDATED STATEMENTS OF EARNINGS
        (thousands of dollars, except per share amounts)
                           (unaudited)


                                     Three Months         Six Months
                                        Ended                Ended
                                     December 31,         December 31,
                                    1996      1995       1996     1995
Net sales                            $ 67,335   $ 57,465  $ 131,566 $ 111,641

Cost of sales                          57,685     46,541    111,161    90,000

  Gross Profit                          9,650     10,924     20,405    21,641

Costs and expenses:

 Selling, general and  administrative   3,386      5,433      8,599    10,493


 Research and development               3,106      2,529      5,947     4,773


Earnings from operations                3,158      2,962      5,859     6,375

Interest  income                          685        601      1,164     1,285

Interest  expense                        (291)      (432)      (639)     (904)

Other (expense)  income, net                2          5          7       (12)

Earnings before income taxes            3,554      3,136      6,391     6,744

Income tax expense                      1,326      1,147      2,396     2,554

Net  earnings                        $  2,228   $  1,989  $   3,995 $   4,190

        PER COMMON SHARE:

Earnings per common and common
 equivalent share                    $   0.15   $   0.14  $    0.27 $    0.30

Earnings per common share assuming
 full dilution                       $   0.15   $   0.14  $    0.27 $    0.29

Weighted average number of common
 and common equivalent shares          14,803     13,958     14,782    13,949

Weighted average number of shares
 assuming full dilution                14,803     14,515     14,814    14,506

See accompanying notes to the consolidated financial statements.

       4 OF 12

               BARR LABORATORIES, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Six Months Ended December 31, 1996 and 1995
           (thousands of dollars; unaudited)
                                                     1996        1995
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net earnings                                      $  3,995   $  4,190
     Adjustments to reconcile net earnings
     to net cash provided by (used in)
     operating activities:
          Depreciation and amortization              2,443      2,470
          Deferred income tax benefit                  (89)      (298)
          Loss  on disposal of equipment                 -         19

 Changes in assets and liabilities:
          (Increase) decrease in:
     Accounts receivable                            (1,871)    (4,940)
     Inventories                                     3,052     (3,425)
     Prepaid expenses                                 (251)      (290)
     Other assets                                     (150)      (471)
  Increase (decrease)  in:
     Accounts payable and accrued
      liabilities                                    1,728      4,517
     Income taxes payable                            1,264        532

  Net cash provided by operating activities         10,121      2,304

CASH FLOWS FROM  (USED IN) INVESTING
ACTIVITIES:
 Purchases of property, plant and equipment        (11,032)    (4,867)
 Proceeds from sale of property, plant and
   equipment                                             -        179
  Net cash used in investing activities            (11,032)    (4,688)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Principal payments on long-term debt                  (22)       (21)
 Proceeds from loans                                 1,387          -
 Proceeds from exercise of stock options and
   employee stock purchases                            289        564

  Net cash provided by financing activities          1,654        543

  Increase (decrease)  in cash                         743     (1,841)

Cash and cash equivalents at beginning of           44,893     52,987
 period

Cash and cash equivalents at end of period        $ 45,636   $ 51,146

Supplemental cash flow data-Cash paid during
the period:
 Interest, net of amount capitalized              $    507   $    903
 Income taxes                                     $  1,221   $  2,320

See accompanying notes to the consolidated financial statements.

       5 OF 12

                    BARR LABORATORIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (thousands of dollars; unaudited)


1. Basis of Presentation

   The consolidated financial statements include the accounts of Barr Laboratories, Inc. and its wholly-owned subsidiaries
   (the "Company" or "Barr").

   In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's Annual
   Report on Form 10-K for the year ended June 30, 1996 and quarterly report on Form 10-Q for the period ended September 30, 1996.

Certain amounts in prior years' financial statements have been reclassified to conform with the current year presentation.

2. Inventories

   Inventories consisted of the following:

                                           December   June 30,
                                           31, 1996     1996

       Raw materials and supplies          $19,016    $19,648
       Work-in-process                       5,790      4,920
       Finished goods                       14,538     17,828
                                           -------    -------
                                           $39,344    $42,396
                                           =======    =======

   Tamoxifen Citrate, purchased as a finished product, accounted for approximately $9,009 and $12,590 of finished goods as of December 31, 1996 and June 30, 1996, respectively.


3. Earnings Per Common Share and Common Share Equivalents

   For the three and six-month periods ended December 31, 1996, earnings per common share was computed by dividing the earnings applicable to common stock by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

   For the three and six-month periods ended December 31, 1995, earnings per primary common and common equivalent shares was computed by dividing the earnings applicable to common stock by the weighted average number of common shares outstanding during the period. Fully diluted earnings per share was calculated including dilutive stock options.

       6 OF 12

4.      Cash and Cash Equivalents

   Cash   equivalents  consist  of  short-term,  highly   liquid
   investments   (primarily  market  auction   securities   with
   interest rates that are re-set in intervals of 7 to 49 days) which are readily convertible into cash at cost.

   As of December 31, 1996 and June 30, 1996, approximately $14,153 and $20,924, respectively, of the Company's cash was held in an escrow account. Such amounts represent the portion of the Company's payable balance to the Innovator of Tamoxifen, which the Company has decided to secure in connection with its cash management policy. The Company pays the Innovator monthly interest based on the average unsecured monthly Tamoxifen payable balance.

5.      Accounts Receivable

   In August 1996, one of the Company's largest wholesale customers filed for bankruptcy. Subsequent to the filing, the Company entered into negotiations with a third party to sell its outstanding receivable balance at a discount. In December 1996, the Company finalized this arrangement and received cash for the discounted receivable.

6.      Other

   As indicated in Part II, Item 1. Legal Proceedings, in December, 1996, Bayer AG and Bayer Corporation ("Bayer") and the Company entered into an agreement to extend the date for filing of certain pre-trial documents from December 20, 1996 to January 13, 1997. In consideration of this extension and the additional legal expenses incurred by Barr, the Company earned approximately $1.5 million from Bayer and an additional $0.8 million from its Ciprofloxacin Partner. These items have been included in the Consolidated Statements of Earnings as a reduction of selling, general and administrative expenses.

7.      Commitments and Contingencies

   At December 31, 1996, the Company was involved in lawsuits normal and incidental to its business, including patent infringement actions. Management, based on the advice of legal counsel, believes that the ultimate disposition of these lawsuits will not have any significant adverse effect on the Company's consolidated financial statements.

8.      Subsequent Event

   As indicated in Part II, Item 1. Legal Proceedings, in January 1997, Bayer and the Company reached an agreement to settle the then pending litigation regarding Bayer's patent protecting ciprofloxacin hydrochloride ("Settlement Agreement"). In connection with the Settlement Agreement, the Company acknowledged the validity and enforceability of Bayer's world-wide ciprofloxacin patent, received an initial cash payment of approximately $25 million, and signed a contingent, non-exclusive Supply Agreement ("Supply Agreement") which becomes effective in January, 1998 and ends at patent expiry in December, 2003. During the term of the Supply Agreement, Bayer has the option of
          7 OF 12
   supplying Barr  and
   an unrelated third party with ciprofloxacin hydrochloride to market and distribute pursuant to a license from Bayer or making quarterly cash payments to Barr beginning in March 1998.


Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
Comparison of the Quarter Ended December 31, 1996 to the Quarter Ended December 31, 1995 - (thousands of dollars)

Net sales increased 17% to $67,335 from $57,465. The increase is attributable to a continued increase in demand for Tamoxifen Citrate ("Tamoxifen"), the breast cancer treatment distributed by the Company, as well as increased sales for the balance of the Company's product lines.

Tamoxifen sales increased 23% to $50,785 or 75% of net sales compared to $41,433 or 72% of net sales in the prior year. The growth primarily resulted from increases in the Company's market share. Tamoxifen is a patented product manufactured for the Company by the Innovator, and is distributed by the Company under a non-exclusive license agreement with the Innovator. Currently Tamoxifen only competes against the Innovator's products, which are sold under a brand name. Prior to December 1995, the Company competed against the Innovator's 10 mg dosage strength only. In January 1996, the Innovator introduced a 20 mg strength of this product and as permitted under the terms of its existing agreement with the Innovator, the Company began distributing the 20 mg strength in December 1996. Neither the Innovator's nor the Company's introduction of the 20 mg strength has had a significant impact on the Company's net sales.

Net sales of Barr-manufactured products increased by approximately 3% primarily as a result of additional volume. Barr-manufactured net sales include revenues from four new products compared to two new products in the same period last year. Revenues from new products and volume increases on the Company's existing product line more than offset price declines and higher discounts on certain existing products. Revenues from new products represented 12% of total Barr-manufactured sales for the quarter ended December 31, 1996.

Gross profit decreased to $9,650 from $10,924 and the gross margin decreased as a percentage of sales to 14% from 19%. The decrease in margins is generally attributable to two factors. First, an increase in Tamoxifen's share of total Company revenues and second, an increase in sales discounts and allowances due to increased competition. The increase in Tamoxifen's portion of total revenues negatively impacts margins because the profit margin the Company earns as a distributor is generally below the margin it earns as a manufacturer. Increased sales discounts and allowances reduce the Company's net selling price and margins, but are offered by the Company to maintain and increase market share in light of increased competition.

New products such as Megestrol Acetate and Danazol, which were introduced in November 1995 and August 1996, respectively, as well as Medroxyprogesterone and Meperidine which were introduced in the quarter ended December 31, 1996, are currently subject to less competition and therefore generate margins which help to offset the declining margins on the Company's more
       8 OF 12
established
products.  The  Company  continues to experience  competition  on sales of its other products, and it is impossible to predict whether future price erosion will occur. If further price erosion were to occur, this could have an adverse effect on the Company's gross margins and gross profits.

Selling, general and administrative expenses decreased from $5,433 to $3,386, primarily as a result of approximately $3,000 in reimbursement of legal fees. The reduction in legal fees was partially offset by increased personnel and advertising costs.

Total research and development expenses increased approximately $577 or 23% over the prior year. Contributing factors include increases in salaries and related costs associated with the addition of scientists; increases in amounts paid to outside laboratories to conduct biostudies; and higher outside consulting costs necessary to support the number of products in development.

Interest income remained relatively constant in comparison to the prior year. For the quarter ended December 31, 1996, interest income included interest earned in connection with the reimbursement of legal fees. This offset lower earnings associated with a 15% decline in the average cash and cash equivalent balance in comparison to the same period in the prior year.

Interest expense declined by $141 primarily due to an increase in capitalized interest associated with an increase in capital improvements as compared to the prior year. The increase in capitalized interest was partially offset by interest on the Company's unsecured Tamoxifen balance (see Note 4) and interest on its equipment financing agreement entered in April 1996.

Results  of  Operations:   Comparison of  the  Six  Months  Ended
December 31, 1996
to the Six Months Ended December 31, 1995 (thousands of dollars)

Net sales increased 18% to $131,566 from $111,641. The increase is attributable to a continued increase in demand for Tamoxifen Citrate ("Tamoxifen"), the breast cancer treatment distributed by the Company, as well as increased sales for the balance of the Company's product lines.

Tamoxifen  sales  increased 23% to $99,673 or 76%  of  net  sales
compared  to $81,323 or 73% of net sales in the prior year.   The
growth primarily resulted from increases in the Company's market share.

Net sales of Barr-manufactured products increased approximately 5%. Barr manufactured net sales include revenues from four new products in fiscal 1997 compared to two new products in fiscal 1996. These products represented 10% and 1% of total Barr manufactured sales in 1997 and 1996, respectively. Revenues from these new products and volume increases on the Company's existing product line more than offset price declines on certain existing products.

Gross profit declined to $20,405 from $21,641 and gross margin decreased as a percentage of sales to 16% from 19%. The decline in gross margin is primarily attributed to lower gross margins associated with an increase in Tamoxifen's share of total Company revenues and an increase in sales discounts and allowances due to increased competition. These lower margins were partially offset by margins earned on new products in the period which are currently subject to less competition.
       9 OF 12
Selling, general and administrative expenses decreased from $10,493 to $8,599 primarily as a result of approximately $3,400 in reimbursement of legal fees. The reduction in legal fees was partially offset by increased personnel costs and advertising costs.

Total  research and development expenses increased 25%  over  the
prior   year,   consistent  with  the  Company's   objective   of
researching and developing new products for manufacture and distribution.

Interest income declined by $121 primarily due to a 15% decline in the average cash and cash equivalent balance in comparison to the same period in the prior year, as well as a shift in the investment mix. This decline was partially offset by approximately $200 in interest income earned in connection with the reimbursement of legal fees.

Interest expense declined by $265 primarily due to an increase in capitalized interest associated with an increase in capital improvements as compared to the prior year. The increase in capitalized interest was partially offset by interest on the Company's unsecured Tamoxifen balance (see Note 4) and interest on its equipment financing agreement entered in April 1996.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased to $45,636 at December 31, 1996, from $44,893 at June 30, 1996. The Company's unrestricted portion of this balance also increased as the escrow account declined from $20,924 at June 30, 1996 to $14,153 at December 31, 1996 (see Note 4).

Cash provided from operating activities was $10,121 for the six months ended December 31, 1996, which included net earnings of $3,995. Accounts receivable increased primarily as a result of higher sales volume and payables increased primarily due to Tamoxifen purchases. Lower Tamoxifen levels contributed to the decline in inventories.

The Company purchased $11,032 in capital assets during the six months ended December 31, 1996 primarily in connection with the Company's investment in additional manufacturing capacity in its Virginia and New York facilities. During the remainder of fiscal 1997, the Company estimates that it will invest an additional $16 million in construction and new equipment for these facilities.

During the six months ended December 31, 1996, the Company utilized $1,387 under its $18,750 equipment financing agreement with BankAmerica Leasing and Capital Group. As of December 31, 1996, $14,210 of this facility remains available for use through October 1997. The Company has not drawn upon its 3-year $10 million revolving credit facility with Bank of America Illinois. Management believes that existing capital resources will be adequate to meet its needs for the foreseeable future.

As indicated in Part II, Item 1. Legal Proceedings, in January 1997, Bayer and the Company reached an agreement to settle the then pending litigation regarding Bayer's patent protecting ciprofloxacin hydrochloride ("Settlement Agreement"). In connection with the Settlement Agreement, the Company acknowledged the validity and enforceability of Bayer's world-wide ciprofloxacin patent, received an initial cash payment of approximately $25 million, and signed a contingent, non-exclusive Supply Agreement ("Supply Agreement") which becomes effective in
       10 OF 12
January, 1998 and ends at patent expiry in December, 2003. During the term of the Supply Agreement, Bayer has the option of supplying Barr and an unrelated third party with ciprofloxacin hydrochloride to market and distribute pursuant to a license from Bayer or making quarterly cash payments to Barr beginning in March 1998. If Bayer elects to continue making cash payments, the annual value to Barr would be approximately $25 million. If Bayer provides Barr with product, the amount Barr could earn would be dependent on market conditions.


                   PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

As previously disclosed in the Company's annual report on Form 10-K for the year ended June 30, 1996, the Company is involved in certain legal proceedings. The following summarizes significant developments in previously reported matters.

Ciprofloxacin Patent Challenge

In March 1996, the Company and an unrelated third party ("Ciprofloxacin Partner") entered into several agreements related to ciprofloxacin hydrochloride ("ciprofloxacin") including an agreement to share litigation costs associated with the patent litigation. In return, the third party is entitled to share in any settlements or in the proceeds from Barr's sale of the ciprofloxacin product.

In  December  1996, Bayer AG and Bayer Corporation ("Bayer")  and
the Company entered into an agreement to extend the date for filing of certain pre-trial documents from December 20, 1996 to January 13, 1997. In consideration of this extension and the additional legal expenses incurred by Barr, the Company earned approximately $1.5 million from Bayer and an additional $0.8 million from its Ciprofloxacin Partner.

In January 1997, Bayer and the Company reached an agreement to settle the then pending litigation regarding Bayer's patent protecting ciprofloxacin hydrochloride ("Settlement Agreement"). As a result, the U.S. Federal Court for the Southern District of New York entered a Consent Judgment ending the litigation. In connection with the Settlement Agreement, the Company acknowledged the validity and enforceability of Bayer's world-wide ciprofloxacin patent, received an initial cash payment of approximately $25 million, and signed a contingent, non-exclusive Supply Agreement ("Supply Agreement") which becomes effective in January, 1998 and ends at patent expiry in December, 2003. During the term of the Supply Agreement, Bayer has the option of supplying Barr and an unrelated third party with ciprofloxacin hydrochloride to market and distribute pursuant to a license from Bayer or making quarterly cash payments to Barr beginning in March 1998.
       11 OF 12

Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Barr Laboratories, Inc. was held on December 4, 1996, at the Woodcliff Lake Hilton, Woodcliff
Lake,  New  Jersey.  Of the 14,053,673 shares entitled  to

vote, 13,564,175  shares were represented at the meeting  by  proxy  or
present  in  person.   The  meeting was held  for  the  following
purposes:

          1. To elect a Board of Directors.
          All eight nominees were elected based on the following votes cast:

                   For                         Shares
               Robert J. Bolger              13,406,110
               Edwin A. Cohen                13,403,318
               Bruce L. Downey               13,404,618
               Michael F. Florence           13,403,968
               Wilson L. Harrell             13,404,018
               Jacob M. Kay                  13,404,868
               Bernard C. Sherman            13,404,068
               George P. Stephan             13,404,068

          2. To consider approval of an amendment to the Company's 1993 Stock Incentive Plan. The number of votes cast for, against and abstained were 10,158,563, 2,171,634, and 28,740 respectively.

          3. To consider approval of an amendment to the Company's 1993 Stock Option Plan for Non-Employee
          Directors. The number of votes cast for, against and abstained were 12,079,506, 332,110, and 30,842 respectively.

Item 6.   Exhibits and Reports on Form 8-K

a)          Exhibit Number         Exhibit
                    11             Computation of per share earnings
                    27             Financial data schedule

(b)       There  were no reports filed on Form 8-K in the quarter
           ended December 31, 1996.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BARR LABORATORIES, INC.



Dated: February 5, 1997       /s/ William T. McKee
                              William T. McKee
                              Chief Financial Officer

       12 OF 12