Form 10-Q
period 1997-03-31
BARR LABORATORIES INC
filed 1997-05-14
CIK 10081

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


                            FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For quarterly period ended March 31, 1997 or


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

Yes  X    NO

Number of shares of Common Stock, Par Value $.01, outstanding as of March 31, 1997:
21,200,956.
<PAGE 1>

                     BARR LABORATORIES, INC.



                    INDEX                       PAGE

PART  I.    FINANCIAL INFORMATION

     Item 1.                                 Financial Statements

             Consolidated Balance Sheets as of
             March 31, 1997 and June 30, 1996          3

             Consolidated Statements of Earnings
             for the three and nine-months ended
             March 31, 1997 and 1996                   4
             Consolidated Statements of Cash Flows
             for the nine-months ended
             March 31, 1997 and 1996                   5
             Notes to Consolidated Financial
             Statements                              6-8
     Item 2. Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations                  9-12

PART II.                                     OTHER INFORMATION

     Item 1. Legal Proceedings                         13

     Item 6. Exhibits and Reports on Form 8-K          13

SIGNATURES                                             13

                    BARR LABORATORIES, INC.
                  CONSOLIDATED BALANCE SHEETS
       (thousands of dollars, except  per share amounts)
                          (unaudited)
                                         March 31,     June 30,
                                           1997          1996
                ASSETS
Current assets:
  Cash and cash equivalents              $    54,650    $   44,893
  Accounts receivable, less allowances
   of $ 1,651 and  $1,799 respectively        31,607        32,065
  Inventories                                 49,270        42,396
 Deferred income taxes                         2,842         2,771
 Prepaid expenses                                834           648

  Total current assets                       139,203       122,773


Property, plant and equipment, net            60,723        45,739

Other assets                                     824           708

  Total assets                           $   200,750      $169,220

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                    $    64,206      $ 58,537
     Accrued liabilities                       6,072         6,332
    Current portion of long-term debt          4,117         3,815
    Income tax payable                         5,609         1,104
          Total current liabilities           80,004        69,788

Long-term debt                                18,675        17,709
Other liabilities                                222           238
Deferred income taxes                          1,306         1,324

Commitments & Contingencies

Shareholders' Equity:
 Common Stock $.01 par value per share
 Authorized 30,000,000; issued 21,318,912
 and 14,115,664, respectively                    142           141
 Common stock distributable                       71             -
 Additional paid-in capital                   44,987        43,526
 Retained earnings                            55,356        36,507

                                             100,556        80,174

 Treasury stock at cost; 117,955 and
 78,637 shares in 1997 and 1996,
 respectively                                    (13)          (13)

  Total shareholders' equity                 100,543        80,161

  Total liabilities and shareholders'
  equity                                  $  200,750      $169,220

See accompanying notes to the consolidated financial statements.

                    BARR LABORATORIES, INC.
              CONSOLIDATED STATEMENTS OF EARNINGS
       (thousands of dollars, except per share amounts)
                          (unaudited)

                                 Three Months      Nine Months
                                    Ended             Ended
                                  March 31,         March 31,
                                 1997   1996       1997     1996
Revenues:

  Net product sales           $60,164   $60,088   $191,730 $171,729
  Proceeds from supply
  agreement                    24,550          -    24,550        -

Total revenues                 84,714    60,088    216,280  171,729

Costs and expenses:

  Cost of sales                50,959    49,405    162,120  139,405
  Selling, general and
  administrative                6,520     5,714     15,119   16,207
  Research and development      3,409     3,552      9,356    8,325

Earnings from operations       23,826     1,417     29,685    7,792

Interest income                   641     1,003      1,805    2,288

Interest expense                 (203)     (457)      (842)  (1,361)

Other (expense)  income, net       51         -         58      (12)

Earnings before income taxes
and extraordinary loss         24,315     1,963     30,706    8,707

Income tax expense              9,390       694     11,786    3,248

Earnings before extraordinary
loss                           14,925     1,269     18,920    5,459

Extraordinary loss on early
extinguishment of debt, net
of taxes                           -       (125)         -     (125)

Net  earnings                 $14,925    $1,144    $18,920   $5,334

      PER COMMON SHARE:

Earnings before extraordinary
loss                          $  0.66    $  0.06   $  0.85   $ 1.00

Extraordinary loss on early
extinguishment of debt,
  net of taxes                      -      (0.01)        -    (0.01)

Net earnings per common and
common equivalent
  shares                      $  0.66    $  0.05    $ 0.85   $ 0.25
Net earnings per common share
assuming full dilution        $  0.66    $  0.05    $ 0.84   $ 0.24

Weighted average number of
common shares                  22,495     20,982    22,279   20,943

Weighted average number of
shares assuming full dilution  22,609     22,056    22,572   22,017

See accompanying notes to the consolidated financial statements.

               BARR LABORATORIES, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Nine Months Ended March 31, 1997 and 1996
          (thousands of dollars; unaudited)

                                                     1997        1996
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net earnings                                $ 18,920    $  5,334
     Adjustments to reconcile net earnings
     to net cash provided by (used in)
     operating activities:
          Depreciation and amortization             3,723       3,681
          Deferred income tax benefit                 (89)       (230)
     Write-off of deferred financing fees
    associated with
    early extinguishment of debt                        -          31
    Loss (gain) on disposal of equipment              (50)         19
 Changes in assets and liabilities:
          (Increase) decrease in:
     Accounts receivable                              458      (2,629)
     Inventories                                   (6,874)     (5,953)
     Prepaid expenses                                (186)       (139)
     Other assets                                    (210)       (620)
  Increase (decrease)  in:
          Accounts payable and accrued
          liabilities                               5,393       2,165
     Income taxes payable                           4,505         991

  Net cash provided by operating activities        25,590       2,650

CASH FLOWS FROM  (USED IN) INVESTING
ACTIVITIES:
 Purchases of property, plant and equipment       (18,612)     (9,843)
 Proceeds from sale of property, plant and
 equipment                                             50         179
  Net cash used in investing activities           (18,562)     (9,664)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Principal payments on long-term debt                (118)     (2,032)
    Proceeds from borrowings                        1,386           -
 Costs associated with stock split                      -         (20)
 Proceeds from exercise of stock options
  and employee stock purchases                      1,461       1,153

  Net cash provided  by  (used in) financing
activities                                          2,729        (899)

  Increase (decrease) in cash                       9,757      (7,913)

Cash and cash equivalents, beginning of period     44,893      52,987

Cash and cash equivalents, end of period        $  54,650    $ 45,074

Supplemental cash flow data-Cash paid during
the period:
 Interest, net of portion capitalized           $     361    $    906

 Income taxes                                   $   7,370    $  2,681

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

   In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's Annual
   Report  on  Form 10-K for the year ended June  30,  1996,  and quarterly reports on Form 10-Q for the periods ended September 30, and December 31, 1996.

2. Proceeds from Supply Agreement

   In January 1997, Bayer AG and Bayer Corporation ("Bayer") and the Company reached an agreement to settle the then pending litigation regarding Bayer's patent protecting ciprofloxacin hydrochloride ("Settlement Agreement"). As a result, the U.
   S. Federal Court for the Southern District of New York entered a Consent Judgment ending the litigation. In connection with the Settlement Agreement, the Company acknowledged the validity and enforceability of Bayer's world-wide ciprofloxacin patent, received an initial cash payment of $24.6 million, and signed a contingent, non-exclusive Supply Agreement ("Supply Agreement") which becomes effective in January, 1998 and ends at patent expiry in December, 2003. During the term of the Supply Agreement, Bayer has the option of supplying Barr and an unrelated third party with ciprofloxacin hydrochloride to market and distribute pursuant to a license from Bayer or making quarterly cash payments to Barr beginning in March, 1998.

3. Inventories
   Inventories consisted of the following:
                                         March 31,    June 30,
                                            1997        1996
       Raw materials and supplies          $20,471    $19,648
       Work-in-process                       7,181      4,920
       Finished goods                       21,618     17,828
                                           $49,270    $42,396

   Tamoxifen Citrate, purchased as a finished product, accounted for approximately $16,085 and $12,590 of finished goods as of March 31, 1997 and June 30, 1996, respectively.

4. Earnings Per Common Share and Common Share Equivalents
   For the three and nine-month periods ended March 31, 1997, earnings per primary common and common equivalent shares was computed by dividing the earnings applicable to common stock by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

   For the three and nine-month periods ended March 31, 1996, earnings per primary common and common equivalent shares was computed by dividing the earnings applicable to common stock by the weighted average number of common shares outstanding during the period. Fully diluted earnings per share was calculated including dilutive stock options.

   The shares and per share amounts reflected in the accompanying Consoldated Balance Sheet as of March 31, 1997 and Statements of Earnings are calculated after giving effect to the Company's 3-for-2 stock split effected in the form of a 50% stock dividend which was declared on April 11, 1997 and distributed on May 7,1997.

5.   Cash and Cash Equivalents
   Cash equivalents consist of short-term, highly liquid investments (primarily market auction securities with interest rates that are re-set in intervals of 7 to 49 days) which are readily convertible into cash at par value (cost).

   As of March 31, 1997 and June 30, 1996 approximately $24,947 and $20,924, respectively, of the Company's cash was held in an escrow account. Such amounts represent the portion of the Company's payable balance to the Innovator of
   Tamoxifen, which the Company has decided to secure in connection with its cash management policy. The Company pays the Innovator monthly interest based on the average unsecured monthly Tamoxifen payable balance.

6. Other
   Included within selling, general and administrative expenses ("SG&A") for the three- and nine-months ended March 31, 1996 are certain non-recurring charges of approximately $700 in connection with a voluntary early retirement program and a legal settlement. SG&A expenses also include a credit of $700 in legal costs reimbursed by another company. See Management's Discussion and Analysis. Interest income for the three- and nine-months ended March 31, 1996 includes $485 of interest received in February 1996 in connection with an income tax refund from the Internal Revenue Service.

7. Extraordinary Item
   In the quarter ended March 31, 1996, the Company negotiated the prepayment of $2 million in principal of its $20 million 10.15% Senior Secured Notes. This prepayment allowed the
   Company  to  complete an equipment financing to  support  its ongoing expansion efforts under more favorable terms. The cash payment of $2,213 included a prepayment penalty of $169 and accrued interest through March 15, 1996 of $44. The Company successfully negotiated a lower prepayment penalty than the amount required by the Note Agreement. The prepayment penalty of $169 and the related write-off of approximately $31 in previously deferred financing costs resulted in an extraordinary loss for the three- and nine-months ended March 31, 1996. This extraordinary loss from early extinguishment of debt, net of taxes of $76, was $125 or $0.01 per share.

8. Commitments and Contingencies
   At March 31, 1997, the Company was involved in lawsuits normal and incidental to its business, including patent infringement actions. Management, based on the advice of legal counsel, believes that the ultimate disposition of these lawsuits will not have a significant adverse effect on the Company's consolidated financial statements.

9.     Subsequent Events
   On April 11, 1997, the Company's Board of Directors declared a 3-for-2 stock split effected in the form of a 50% stock dividend. Approximately 7.1 million additional shares of common stock were distributed on May 7, 1997 to shareholders of record as of April 24, 1997. All current and prior year share and per share amounts have been adjusted for the stock split.

   In  December 1995, the Company received a "30-day" letter from
   the   IRS  disallowing  approximately  $750  in  research  and
   development  tax  credits, originating from the  fiscal  years ended June 30, 1987 through June 30, 1992, on the grounds that research and development tax credits taken in developing generic drugs for approval under the ANDA procedure are excluded from the definition of the term "qualified research" by the duplication exclusion contained in section 41(d)(4)(C) of the IRS Code, and other grounds. On May 12, 1997 the Company settled the claim with the IRS, without agreeing that the Company's activities do not qualify for credit, for approximately $822 including interest. A provision for an
   estimate   of  the  settlement  amount  had  been   previously
   included   in   the  Company's  1996  consolidated   financial
   statements, and therefore the payment will not have any signif-icant adverse effect on the Company's consolidated financial statements.

                     BARR LABORATORIES, INC.

Item 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Results of Operations:  Comparison of the Quarter Ended March 31,
1997
to the Quarter Ended March 31, 1996 - (thousands of dollars)

Total revenues increased to $84,714 from $60,088. This increase is primarily the result of $24,550 in proceeds from supply agreement (See Note 3 to consolidated financial statements).

Net product sales increased to $60,164 from $60,088. The increase is attributable to slight increases in Tamoxifen Citrate ("Tamoxifen"), the breast cancer treatment distributed by the Company, offset by a slight decrease in Barr-manufactured products.

Third quarter sales of Tamoxifen totaled $44,846 and were consistent with the prior year, the result of heavy buying by several customers during the end of the second quarter in anticipation of a price increase that did not occur at the beginning of the third quarter, even though the Company's market share continued to increase during the quarter. Tamoxifen represented approximately 75% of total net product sales in the current quarter compared to 74% in the prior year. Tamoxifen is a patent protected product manufactured for the Company by the Innovator, and is distributed by the Company under a non-
exclusive license agreement with the Innovator. Currently Tamoxifen only competes against the Innovators products, which are sold under the brand name.

Net sales of Barr-manufactured products remained consistent with prior years. Barr-manufactured net sales include revenues from five new products compared to two new products in the same period last year. Revenues from new products and volume increases on the Company's existing product line offset price declines and higher discounts on certain existing products. Revenues from new products represented approximately 13% of total Barr-manufactured sales for the quarter ended March 31, 1997.

Cost  of  sales increased to $50,959 or 85% of net product  sales from $49,405 or 82%. The increase in cost of sales as a percentage of net product sales is primarily the result of two factors. First, an increase in Tamoxifen's share of the total Company revenues and second, lower net product sales due to increases in sales discounts and allowances, the result of increased competition. The increase in Tamoxifen's portion of total revenues negatively impacts the cost of sales percentage because the cost of distributed products is generally greater than that of manufactured products. Increased sales discounts and allowances are offered by the Company to maintain and increase market share in light of increased competition.

New products such as Megestrol Acetate and Danazol, which were introduced in November 1995 and August 1996, respectively, as well as Medroxyprogesterone and Meperidine which were introduced in the quarter ended December 31, 1996, are currently subject to less competition and therefore, generate margins which help offset the declining margins on the Company's more established products. The Company continues to experience competition on sales of its other products, and it is impossible to predict whether further price erosion will occur. If further price erosion were to occur, this could have a material adverse effect on the Company's gross margins and gross profits.

Selling, general and administrative expenses increased from $5,714 to $6,520 and increased as a percentage of net product sales from 10% to 11%. The majority of the increase in both dollars and percentage is attributable to costs associated with the Company's pre-launch activities for Warfarin Sodium and increased legal expenses. The prior year quarter also included approximately $700 in non-recurring charges in connection with a voluntary early retirement program and a legal settlement. These non-recurring charges were offset by a reduction in legal fees of approximately $700. During the quarter ended March 31, 1996, Barr entered into an agreement with another company to share in the development and litigation costs associated with one of its patent challenges. This agreement resulted in the above mentioned reduction of $700 in legal fees which were reimbursed by the other company.

Research and development expenses decreased from $3,552 to $3,409. This decrease is primarily the result of lower outside testing, due to the cyclical nature of the research and development program, partially offset by increases in salaries and related costs associated with the addition of scientists and higher outside consulting costs necessary to support the number of products in development.

Interest income decreased by $362 in comparison to the prior year. The decrease is primarily the result of $485 in interest income included in the prior year amounts in connection with interest earned on an income tax refund from the Internal Revenue Service. This was offset by a 27% increase in the average cash and cash equivalent balance in comparison to the same period in the prior year.

Interest expense decreased $254 primarily due to an increase in capitalized interest associated with an increase in capital improvements as compared to the prior year. The increase in capitalized interest was partially offset by interest on the Company's equipment financing agreement entered in April 1996 and interest on the unsecured Tamoxifen balance.

In the quarter ended March 31, 1996, the Company incurred an extraordinary loss on the early extinguishment of debt. In March 1996, the Company negotiated the prepayment of $2 million in principal of its $20 million 10.15% Senior Secured Notes. The Company recorded an extraordinary loss for the related prepayment penalty and write-off of deferred financing costs.

Results of Operations:  Comparison of the Nine Months Ended March
31, 1997
to the Nine Months Ended March 31, 1996 (thousands of dollars)

Total revenues increased to $216,280 from $171,729. This increase is attributable to $24,550 in proceeds from supply agreement (see Note 3 to consolidated financial statements); a continued increase in demand for Tamoxifen Citrate ("Tamoxifen"), the breast cancer treatment distributed by the Company; as well as increased sales for the balance of the Company's product lines.

Tamoxifen  sales increased 15% to $144,531 or 75% of net  product sales  from  $126,038 or 73% of net product sales  in  the  prior
year.   The  growth  primarily resulted  from  increases  in  the
Company's market share.

Net sales of Barr-manufactured products increased approximately 3%. Barr-manufactured products included revenues from five new products in fiscal 1997 compared to two new products in fiscal 1996. These products represent approximately 11% and 2% of total Barr-manufactured sales in 1997 and 1996, respectively. Revenues from these products and volume increases on the Company's existing product line more than offset price declines on certain existing products.

Cost of sales increased to $162,120 or 85% of net product sales from $139,405 or 81%. The increase is primarily attributable to higher product costs associated with an increase in Tamoxifen's share of total Company revenues and an increase in sales discounts and allowances due to increased competition. The resulting lower margins were partially offset by higher margins earned on new products which are currently subject to less competition.

Research  and development expenses increased 12% to $9,356.   The
increase is primarily the result of increases in salaries and related costs associated with the addition of scientists and higher outside consulting costs necessary to support the number of products in development.

Selling, general and administrative expenses decreased to $15,119 from $16,207 primarily as a result of approximately $3,400 of reimbursed legal fees related to the ciprofloxacin patent challenge. The reduction in legal fees was partially offset by increased personnel and marketing costs.

Interest  income  decreased  $483 to  $1,805.   The  decrease  is
primarily the result of $485 in interest income included in the prior year's amount in connection with interest earned on an income tax refund from the Internal Revenue Service.

Interest expense decreased $519 due to an increase in capitalized interest associated with an increase in capital improvements as compared to the prior year. The increase in capitalized interest was partially offset by interest on the Company's equipment financing agreement entered in April 1996 and interest on the unsecured Tamoxifen balance.

Liquidity and Capital Resources

The  Company's cash and cash equivalents increased to $54,650  at
March  31,  1997  from $44,893 at June 30, 1996.   The  Company's
unrestricted portion of this balance increased from $20,924 at June 30, 1996 to $24,947 at March 31, 1997.

Cash provided from operating activities was $25,590 for the nine months ended March 31, 1997, which included net earnings of $18,920. The increase in inventory is offset by increases in accounts payable and income taxes payable. The inventory increase is primarily the result of an increase in Tamoxifen and other new product inventory. Accounts payable increased primarily as a result of increased purchases of Tamoxifen and income taxes payable increased due to increased earnings.

The Company invested $18,612 in capital assets during the nine months ended March 31, 1997 primarily in connection with the Company's expansion of its manufacturing capacity in its Virginia and New York facilities. During the remainder of fiscal 1997, the Company estimates that it will invest an additional $10 million in construction and new equipment for these facilities.

During the nine months ended March 31, 1997 the company utilized $1,386 under its $18,750 equipment financing agreement with BankAmerica Leasing and Capital Group. As of March 31, 1997,
$14,210 of this facility remains available for use through October, 1997. The Company has not drawn upon its 3-year $10 million revolving credit facility with Bank of America Illinois. Management believes that existing capital resources will be adequate to meet its needs for the foreseeable future.

As indicated in Part II, Item 1. Legal Proceedings, in January 1997, Bayer and the Company reached an agreement to settle the then pending litigation regarding Bayer's patent protecting ciprofloxacin hydrochloride ("Settlement Agreement"). In connection with the Settlement Agreement, the Company acknowledged the validity and enforceability of Bayer's world-wide ciprofloxacin patent, received an initial cash payment of $24.6 million, and signed a contingent, non-exclusive Supply Agreement ("Supply Agreement") which becomes effective in January, 1998 and ends at patent expiry in December, 2003. During the term of the Supply Agreement, Bayer has the option of supplying Barr and an unrelated third party with ciprofloxacin hydrochloride to market and distribute pursuant to a license from Bayer or making quarterly cash payments to Barr beginning in March, 1998. If Bayer elects to continue making cash payments, the annual value to Barr would be approximately $25 million. If Bayer provides Barr with product, the amount Barr could earn would be dependent on market conditions.

                   PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

As previously disclosed in the Company's annual report on Form 10-K for the year ended June 30, 1996, the Company is involved in certain legal proceedings. The following summarizes significant developments in previously reported matters.

Ciprofloxacin Patent Challenge

In January 1997, Bayer and the Company reached an agreement to settle the then pending litigation regarding Bayer's patent protecting ciprofloxacin hydrochloride ("Settlement Agreement"). As a result, the U.S. Federal Court for the Southern District of New York entered a Consent Judgment ending the litigation. In connection with the Settlement Agreement, the Company acknowledged the validity and enforceability of Bayer's world-wide ciprofloxacin patent, received an initial cash payment of $24.6 million, and signed a contingent non-exclusive Supply Agreement ("Supply Agreement") which becomes effective in January, 1998 and ends at patent expiry in December, 2003. During the term of the Supply Agreement, Bayer has the option of supplying Barr and an unrelated third party with ciprofloxacin hydrochloride to market and distribute pursuant to a license from Bayer or making quarterly cash payments to Barr beginning in March, 1998.

Item 6.   Exhibits
          (a) Exhibit
              Number     Exhibit

              11         Computation of per share earnings
              27         Financial data schedule
              10.14      Supply Agreement for ciprofloxacin
                         hydrochloride dated January, 1997
                        (portions of this exhibit
                         have been omitted pursuant to a request
                         for confidential treatment.)

           (b) There were no reports filed on Form 8-K in the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BARR LABORATORIES, INC.


Dated:  May 14, 1997     /s/   William T. McKee
                         Chief Financial Officer and Treasurer