Form 10-K405
period 1997-06-30
BARR LABORATORIES INC
filed 1997-09-29
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended June 30, 1997  or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________ to __________

                          Commission file number 1-9860

                            BARR LABORATORIES, INC.
                            -----------------------
             (Exact name of Registrant as specified in its charter)

         NEW YORK                                                 22-1927534
(State or Other Jurisdiction of                              (I.R.S. - Employer
Incorporation or Organization)                               Identification No.)

          TWO QUAKER ROAD, P. O. BOX 2900, POMONA, NEW YORK 10970-0519
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                  914-362-1100
                                  ------------
                         (Registrant's telephone number)

Securities registered pursuant to Section              Name of each exchange on
            12(b) of the Act:                              which registered:
           Title of each class
      Common Stock, Par Value $0.01                     American Stock Exchange

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

Yes   X      No
     ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the Registrant held by nonaffiliates was approximately $304,815,280 as of June 30, 1997 (assuming solely for purposes of this calculation that all Directors and Officers of the Registrant are "affiliates").

Number of shares of Common Stock, Par Value $.01, outstanding as of June 30, 1997: 21,328,098.

                       DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE REGISTRANT'S 1997 ANNUAL REPORT TO SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN PART II AND PART IV HEREOF.
PORTIONS OF THE REGISTRANT'S 1997 PROXY STATEMENT ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

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

Barr manufactures, markets and distributes a wide range of prescription drug products equivalent to branded pharmaceuticals. The Company's product line is primarily focused in the following therapeutic categories:
         - treatments for cancer (oncologicals);
         - hormone replacement therapies (hormonal agents) used in estrogen replacement and the treatment of menopause;
         - pain management products (narcotic analgesics);
         - medicines for hypertension and heart disease (cardiovascular agents); and
         - antibiotics and medicine to combat infections (anti-infectives).

Barr also markets several products that represent other therapeutic categories including a line of products to treat anxiety, depression and other similar disorders (psychotherapeutics). These products are manufactured in tablet, capsule and powder form.

Generic pharmaceuticals, such as those made and sold by Barr, represent an increasing proportion of medicines dispensed in the U.S. In calendar 1996, the generic pharmaceutical industry had total U.S. sales of approximately $11 billion (according to IMS International), more than twice the amount of sales reported just five years ago. Although generic pharmaceuticals must meet the same standards as branded pharmaceuticals, these equivalent medicines are sold at prices that are typically lower than the branded product. The Company believes that the industry will benefit from the increasing efforts by government (both state and federal), employers, third-party payers, and consumers to control health care costs, as well as from the more than 100 major branded pharmaceutical products that will come off-patent within the next ten years.

Company Background

The Company was founded in 1970 by Mr. Edwin A. Cohen and a partner, and commenced active business in 1972 as a manufacturer of generic drug products.

Current Products

Currently, the Company is marketing approximately 56 drug products, representing various dosage strengths of 27 chemical entities.

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

Patent protected until 2002, the total current annual market for Tamoxifen is approximately $300 million. As a percentage of Barr's total product sales, Tamoxifen accounted for approximately 76%, 74% and 72% of total fiscal year 1997, 1996, and 1995 net product sales, respectively.

The Company currently has an approved Abbreviated New Drug Application (ANDA) to manufacture Tamoxifen. Therefore, at the time of patent expiration (or should another company's patent challenge succeed), Barr would be permitted to begin manufacturing Tamoxifen. Manufacturing Tamoxifen would significantly lower Barr's costs and would dramatically improve the Company's profit margins earned on Tamoxifen sales. Within the last 18 months, a court upheld the Tamoxifen patent in a challenge brought by another generic pharmaceutical company. In addition, the Company is aware of two other challenges currently pending against Tamoxifen. Although the final outcome of any such litigation is uncertain, to date no other challenge to Tamoxifen has been successful.

Product Development

Barr's long-term growth is expected to be driven by its ability to be the first or second to market with new generic versions of select, branded pharmaceuticals. Barr's strategy to maximize opportunities for generic pharmaceuticals has four components: offering a therapeutically focused product line; aggressively investing in research and development (R&D) in categories representing strong potential where Barr has a competitive advantage; adding significant products through selective patent challenges; and strengthening market position through licensing, partnering and other innovative business relationships.

Barr's strategy is focused on the research and development of traditional generic products, as well as high potential generic product opportunities, patent challenge cases, and new drugs that offer some level of market exclusivity. The Company utilizes a complex, multi-tiered modeling approach that results in the identification of product candidates that meet such criteria as: complementarity with the Company's core categories of therapeutic focus, special manufacturing capacity, marketing expertise or that offer unique legal challenges. By using this model to select generic product candidates, the Company hopes it will be first to market with products that will face limited competition and provide a longer life-cycle and enhanced shareholder value.

In addition to developing high potential generic products and identifying patent challenges, the Company also is developing new products that would have some period of market exclusivity. These opportunities however, take longer and cost more to develop than the normal ANDA process. Products resulting from this development effort are expected to have some period of patent protection or other form of market exclusivity.

As a complement to its traditional generic and high potential product development efforts, Barr continually pursues strategic business relationships to expand the penetration of Barr's products, share developmental risks and realize operating efficiencies.

Barr has made a significant investment in processes and equipment that enable it to develop and manufacture difficult or toxic compounds into profitable therapies. This investment, a significant barrier to entry for potential competitors, offers a distinctive advantage for Barr.

For the fiscal years ended June 30, 1997, 1996, and 1995, total research and development expenditures were approximately $14 million, $11 million and $10 million, respectively. Management anticipates that research and development expenditures in fiscal 1998 will exceed comparable expenditures in fiscal 1997. See Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

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

The Company has approximately 300 direct customers. In fiscal 1997 and 1996, McKesson Drug Company accounted for approximately 13% and 10%, respectively, of net sales. In fiscal 1995, approximately 10% of net sales were generated by sales to Cardinal Health, Inc. No other customer accounted for greater than 10% of sales in any of the last three fiscal years.

During fiscal 1997 the Company's customer base has undergone significant consolidation, particularly in the chain drug store, distributor and wholesaler trade classes. To date, this consolidation has had little impact on the Company's business. The Company believes that it has excellent relationships with its key customers, but there can be no assurance that continued consolidation will not impact the Company's business, or that such impact might not be significant.

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

Raw Materials

The active chemical raw materials essential to the Company's business are bulk pharmaceutical chemicals which are purchased from numerous manufacturers in the U.S. and throughout the world. All purchases are made in United States dollars, and therefore, while currency fluctuations do not have an immediate impact on prices the Company pays, such fluctuations may, over time, have an effect on prices to the Company. In addition, because prior U.S. Food and Drug Administration ("FDA") approval of raw material suppliers is required, if raw materials from an approved supplier were to become unavailable, the required FDA approval of a new supplier could cause a significant delay in the manufacture of the drug product affected. However, in some cases, the Company has an FDA approved alternate supplier which would mitigate the effect of any such delay. To date, the Company has not experienced any significant delays from lack of raw material availability. However, there can be no assurance that significant delays will not occur in the future.

Employees

As of June 30, 1997, the Company had approximately 467 full-time employees. Of these, approximately one-third are represented by a union which has a collective bargaining agreement with the Company. The Company's current collective bargaining agreement with its employees, who are represented by Local 8-149 of the Oil, Chemical and Atomic Workers International Union ("OCAW"), expires on April 1, 2001.


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

Government Relations Activities

During the past year, the brand pharmaceutical industry has increased its efforts to utilize state and federal legislative and regulatory forums to delay generic competition, or limit the severe market erosion that occurs once monopoly protection is lost for the branded product. To advance this agenda in the past year alone, the brand pharmaceutical companies have attempted to use the Citizen Petition process to amend FDA standards, sought changes in United States Pharmacopeia requirements, and even sought to attach patent extension amendments to important federal legislation. The newest facet of the anti-generic defense strategy involves a state-by-state initiative to enact legislation that restricts the substitution of generic equivalents of Narrow Therapeutic Index ("NTI") Drugs. Since January of 1997, Barr has engaged the resources necessary to fight proposed legislation in a number of major states.

Because this issue is critical to Barr's continued success, the Company has and will continue to put a major emphasis in terms of management time and financial resources on government affairs activities.

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

The first building consists of a 33,000 square foot facility devoted to the analytical and product development laboratories as well as the equipment used in the research and development of new dosage forms. This facility also houses one of Barr's enclosed-manufacturing suites. With these suites, which include sophisticated air-handling systems that eliminate the dangers of handling toxic chemicals, Barr can effectively pursue oncology, hormonal and other product candidates whose manufacture demands that such facilities be in place. During fiscal 1997, the Company expanded the use of sophisticated testing technologies by installing additional robotics workstations and completed a laboratory devoted to highly sophisticated liquid chromatography for R&D and Quality Control.

The second building on the Pomona site provides approximately 48,000 square feet of office and manufacturing space. This building houses the R&D administrative staff and pharmacy operations team, as well as additional manufacturing and warehousing capabilities. During fiscal 1997, the Company completed the construction of a 17,000 square foot manufacturing suite within this facility, that is used to manufacture products requiring special material handling (such as cancer treatments and hormonal agents).

In Northvale, New Jersey, about 15 miles from the Pomona site, three buildings are used for manufacturing, packaging and shipping operations. Manufacturing is located in a 28,000 square foot building which the Company purchased in 1984 with the aid of funding through the New Jersey Economic Development Authority. This facility includes pharmaceutical manufacturing equipment, as well as another of the Company's enclosed-manufacturing suites. The building also has the necessary vaults, permits, etc. to support the Company's narcotic analgesic development plans. In 1991, the Company purchased an additional parcel of land in Northvale for future use.

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

In January 1996, the Company purchased an existing facility in Forest, Virginia, on a 50 acre site that will accommodate additional expansion. Construction to retrofit this 65,000 square foot facility for pharmaceutical manufacturing was initiated at the end of the prior fiscal year, and it is expected to be operational during fiscal 1998. During fiscal 1997, the Company formally broke ground on a 100,000 square foot building adjacent to the existing building, that will be used for warehouse and packaging operations. This building, which is expected to be completed by mid-fiscal 1998, will support Virginia-based manufacturing as well as the Company's product distribution requirements.

ITEM 3.   LEGAL PROCEEDINGS

Ciprofloxacin Hydrochloride Patent Challenge

In January 1997, Bayer AG and Bayer Corporation ("Bayer") and the Company reached an agreement to settle the then pending litigation regarding Bayer's patent protecting ciprofloxacin hydrochloride ("Settlement Agreement"). As a result, the U.S. Federal Court for the Southern District of New York entered a Consent Judgment ending the litigation. (See Note 2 to Consolidated Financial Statements.)

Fluoxetine Hydrochloride Patent Challenge

In February 1996, Barr filed an ANDA seeking approval from the FDA to market fluoxetine hydrochloride, the generic equivalent of Eli Lilly Company's ("Lilly") Prozac(R). The Company notified Lilly pursuant to the provisions of the Waxman-Hatch Act and on April 19, 1996, Lilly filed a patent infringement action in the United States District Court for the Southern District of Indiana
- Indianapolis Division seeking to prevent Barr from marketing fluoxetine until certain U.S. patents expire in 2002. The case is in the discovery stage and the trial is scheduled for late April 1998.

Miscellaneous

As of June 30, 1997, the Company was involved, as plaintiff and defendant, in other lawsuits incidental to its business. Management of the Company, based on the advice of legal counsel, believes that the disposition of such litigation will not have any significant adverse effect on the Company's consolidated financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The information required by Item 5 is included on page 41 of the 1997 Annual Report to Shareholders ("Annual Report") and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information required by Item 6 is included on page 44 of the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is included on pages 23 through 26 of the Annual Report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included on pages 27 through 42 of the Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers are as follows:

       NAME             AGE          POSITION
       ----             ---          --------
Bruce L. Downey         49     Chairman of the Board, Chief Executive Officer
                               and President

Paul M. Bisaro          36     Senior Vice President, Strategic Business Development,
                               General Counsel and Secretary

Timothy P. Catlett      42     Vice President, Sales and Marketing

Ezzeldin A. Hamza       46     Vice President, Research and Development

Catherine F. Higgins    45     Vice President, Human Resources

Bruce W. Hooey          35     Vice President, Chief Information Officer

William T. McKee        36     Chief Financial Officer and Treasurer

Mary E. Petit           48     Senior Vice President, Operations

Gerald F. Price         50     Vice President, Manufacturing and Engineering

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

         PAUL M. BISARO was employed by the Company as General Counsel in July 1992. He was acting General Counsel to the Company since January 1992. Mr. Bisaro was elected Secretary of the Company in September 1992 and elected a Vice President in 1993. In August 1994, Mr. Bisaro was elected to the position of Chief Financial Officer. In September 1996, Mr. Bisaro was elected to the position of Senior Vice President-Strategic Business Development. Prior to assuming these positions with the Company, he was associated with the law firm of Winston & Strawn and a predecessor firm, Bishop, Cook, Purcell and Reynolds.

         TIMOTHY P. CATLETT was employed by the Company in February 1995 as Vice President, Sales and Marketing. Since 1978, Mr. Catlett held a number of positions with the Lederle Laboratories division of American Cyanamid Company. Since 1993 he served as Vice President, Cardiovascular Marketing.

         EZZELDIN A. HAMZA was employed by the Company in July 1984 as Director of Quality Control and thereafter, from August 1987, served as Director of Scientific Affairs. In December 1988, Mr. Hamza was elected to the position of Vice President-Technical Affairs. In 1993, he was elected Vice
President-Research and Development.

         CATHERINE F. HIGGINS was employed by the Company in January 1992 as Vice President-Human Resources and was elected an officer in September 1992. From June 1985 to December 1991, Ms. Higgins served as Vice President-Human Resources for Inspiration Resources Corporation.

         BRUCE W. HOOEY was employed by the Company in December 1993 as Chief Information Officer. He was elected an officer of the Company in December of 1994 and elected a Vice President of the Company in December 1995. Mr. Hooey served as a Consultant with Deloitte & Touche Management Consultants from August 1985 until joining Barr.

         WILLIAM T. MCKEE was employed by the Company in January 1995 as Director of Finance and was appointed Treasurer in March 1995. In September 1996 Mr. McKee was elected to the position of Chief Financial Officer. Prior to joining the Company, Mr. McKee served as Vice President-Finance for Absolute Entertainment. From January 1990 through June 1993, Mr. McKee was a Senior Manager for Gramkow & Carnevale, CPAs.

         MARY E. PETIT, PHARM. D., was employed by the Company in January 1995 as Vice President, Quality. In September 1996, Dr. Petit was elected to the position of Senior Vice President-Operations. From June 1992 to January 1995, Dr. Petit was Vice President, Quality Management with the Lederle Laboratories division of American Cyanamid. Dr. Petit held positions of increasing responsibility during her 12 year tenure with Lederle.

         GERALD F. PRICE was employed by the Company in January 1990 as Vice President, Manufacturing and Engineering. He was elected an officer of the Company in January 1990. Prior to assuming these positions, he served as Group Vice President-Operations of Del Laboratories.

         The Company's directors and executive officers are elected annually to serve until the next annual meeting or until their successors have been elected and qualified. The directors of the Company and their business experience are set forth on pages 2 and 3 of the Company's Notice of Annual Meeting of Shareholders, dated October 24, 1997 (the "Proxy Statement") and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

A description of the compensation of the Company's executive officers is set forth on pages 7 through 10 of the Proxy Statement and, with the exception of the section headed "Compensation Committee Report on Executive Compensation" on page 10, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A description of the security ownership of certain beneficial owners and management is set forth on pages 5 and 6 of the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A description of certain relationships and related transactions is set forth on page 12 of the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Financial Statement Schedules:

         The consolidated balance sheets as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997 and the related notes to the consolidated financial statements, together with the Independent Auditors' Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 5 through 8, the Annual Report is not deemed filed as part of this report. The following additional financial data should be read in conjunction with the financial statements in the Annual Report. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes.

                                                              Page
                                                              ----
         Independent Auditors' Report                          18
         Financial Statement Schedule:
             II Valuation and Qualifying Accounts              19

Exhibits

3.1      Certificate of Incorporation of Registrant (1)

3.2      By-Laws of the Registrant (2)

4.1      Loan and Security Agreement dated April 12, 1996 (9)

4.2      Loan and Security Agreement dated July 31, 1996 (9)

10.1     Stock Option Plan (3)

10.2     Savings and Retirement Plan (8)

10.3 Economic Development Bond Financing Agreement, dated December 19, 1984, relating to 265 Livingston Street (2)

10.4 Note Purchase Agreement dated June 28, 1991 - $20,000,000 - 10.15% Senior Secured Notes dated June 28, 2001 (4)

10.5 Amendments 1, 2 and 3 dated April 1996 to Note Purchase Agreement dated June 28, 1991 -- $20,000,000 Senior Secured Notes (11)

10.6     Collective Bargaining Agreement, effective April 1, 1996 (4)

10.7     Agreement with Bruce L. Downey (4)

10.8     Agreement with Ezzeldin A. Hamza (4)

10.9 Distribution and Supply Agreement for Tamoxifen Citrate dated March 8, 1993 (4)

10.10    1993 Stock Incentive Plan (5)

10.11    1993 Employee Stock Purchase Plan (6)

10.12    1993 Stock Option Plan for Non-Employee Directors (7)

10.13    Agreement with Edwin A. Cohen and Amendment thereto (8)

10.14 Distribution and Supply Agreement for Ciprofloxacin Hydrochloride dated January 1997 (10)

11.0     Statement Re: Computation of Per Share Earnings

13.0     1997 Annual Report to Shareholders

21.0     Subsidiaries of the Company (1)

23.0     Consent of Deloitte & Touche LLP

27.0     Financial Data Schedule
         -----------------------------------------------------------------------

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

(5) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Registration Statement on Form S-8 Nos. 33-73696 and 333-17349 and incorporated herein by reference.

(6) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Registration Statement on Form S-8 No. 33-73700 and incorporated herein by reference.

(7) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Registration Statement on Form S-8 Nos. 33-73698 and 333-17351 incorporated herein by reference.

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


(10) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

(11) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             BARR LABORATORIES, INC.

      Signature                      Title                            Date
      ---------                      -----                            ----

BY  BRUCE L. DOWNEY       Chairman of the Board, Chief        September 11, 1997
    ---------------       Executive Officer & President
   (Bruce L. Downey)

BY  WILLIAM T. MCKEE      Chief Financial Officer and         September 11, 1997
    ----------------      Treasurer
   (William T. McKee)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                      Title                            Date
      ---------                      -----                            ----

BRUCE L. DOWNEY           Chairman of the Board, Chief        September 11, 1997
---------------------     Executive Officer & President
(Bruce L. Downey)

EDWIN A. COHEN            Vice Chairman of the Board          September 11, 1997
---------------------
(Edwin A. Cohen)

ROBERT J. BOLGER          Director                            September 11, 1997
---------------------
(Robert J. Bolger)

MICHAEL F. FLORENCE       Director                            September 11, 1997
---------------------
(Michael F. Florence)

WILSON L. HARRELL         Director                            September 11, 1997
---------------------
(Wilson L. Harrell)

JACOB M. KAY              Director                            September 11, 1997
---------------------
(Jacob M. Kay)

BERNARD C. SHERMAN        Director                            September 11, 1997
---------------------
(Bernard C. Sherman)

GEORGE P. STEPHAN         Director                            September 11, 1997
---------------------
(George P. Stephan)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Barr Laboratories, Inc.:

We have audited the financial statements of Barr Laboratories, Inc. and subsidiaries (the "Company") as of June 30, 1997 and 1996, and for each of the three years in the period ended June 30, 1997, and have issued our report thereon dated August 28, 1997; such financial statements and report are included in your June 30, 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Barr Laboratories, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
August 28, 1997

                                                                     SCHEDULE II

BARR LABORATORIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 1997, 1996, AND 1995



                                           BALANCE AT     ADDITIONS,   RECOVERY
                                          BEGINNING OF    COSTS AND     AGAINST       DEDUCTIONS,     BALANCE AT
                                              YEAR         EXPENSE     WRITE-OFFS     WRITE-OFFS     END OF YEAR
----------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
   Year ended June 30, 1995                  $  800             --          --          $  400          $  400
   Year ended June 30, 1996                     400             95           2             305             192
   Year ended June 30, 1997                     192            735          22             679             270

Reserve for returns and allowances:
   Year ended June 30, 1995                   1,200          4,813          --           4,313           1,700
   Year ended June 30, 1996                   1,700          5,114          --           5,207           1,607
   Year ended June 30, 1997                   1,607          5,105          --           5,362           1,350

Inventory reserves:
   Year ended June 30, 1995                   5,743          2,345          --           4,538           3,550
   Year ended June 30, 1996                   3,550          2,359          --           4,630           1,279
   Year ended June 30, 1997                   1,279          5,334          --           2,978           3,635

                                Exhibit Index
                                -------------

3.1      Certificate of Incorporation of Registrant (1)

3.2      By-Laws of the Registrant (2)

4.1      Loan and Security Agreement dated April 12, 1996 (9)

4.2      Loan and Security Agreement dated July 31, 1996 (9)

10.1     Stock Option Plan (3)

10.2     Savings and Retirement Plan (8)

10.3 Economic Development Bond Financing Agreement, dated December 19, 1984, relating to 265 Livingston Street (2)

10.4 Note Purchase Agreement dated June 28, 1991 - $20,000,000 - 10.15% Senior Secured Notes dated June 28, 2001 (4)

10.5 Amendments 1, 2 and 3 dated April 1996 to Note Purchase Agreement dated June 28, 1991 -- $20,000,000 Senior Secured Notes (11)

10.6     Collective Bargaining Agreement, effective April 1, 1996 (4)

10.7     Agreement with Bruce L. Downey (4)

10.8     Agreement with Ezzeldin A. Hamza (4)

10.9 Distribution and Supply Agreement for Tamoxifen Citrate dated March 8, 1993 (4)

10.10    1993 Stock Incentive Plan (5)

10.11    1993 Employee Stock Purchase Plan (6)

10.12    1993 Stock Option Plan for Non-Employee Directors (7)

10.13    Agreement with Edwin A. Cohen and Amendment thereto (8)

10.14 Distribution and Supply Agreement for Ciprofloxacin Hydrochloride dated January 1997 (10)

11.0     Statement Re: Computation of Per Share Earnings

13.0     1997 Annual Report to Shareholders

21.0     Subsidiaries of the Company (1)

23.0     Consent of Deloitte & Touche LLP

27.0     Financial Data Schedule
         -----------------------------------------------------------------------

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

(5) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Registration Statement on Form S-8 Nos. 33-73696 and 333-17349 and incorporated herein by reference.

(6) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Registration Statement on Form S-8 No. 33-73700 and incorporated herein by reference.

(7) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Registration Statement on Form S-8 Nos. 33-73698 and 333-17351 incorporated herein by reference.

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


(10) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

(11) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.