Form 10-Q
period 1997-09-30
BARR LABORATORIES INC
filed 1997-11-13
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1997 or


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

Yes  X    No

Number of shares of common stock, par value $.01, outstanding as of September 30, 1997: 21,562,473.

                             BARR LABORATORIES, INC.



                                    INDEX                                      PAGE
PART  I.    FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                  September 30, 1997 and June 30, 1997                            3

                  Consolidated Statements of Operations
                  for the three months ended
                  September 30, 1997 and 1996                                     4

                  Consolidated Statements of Cash Flows
                  for the three months ended
                  September 30, 1997 and 1996                                     5

                  Notes to Consolidated Financial
                  Statements                                                    6-8

         Item 2.  Management's Discussion and
                  Analysis of Financial Condition and
                  Results of Operations                                        9-11

PART II.    OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                       12

                             BARR LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (thousands of dollars, except share amounts)
                                   (unaudited)

                                                        SEPTEMBER 30, 1997    JUNE 30, 1997
                                                        ------------------    -------------

                                ASSETS
Current assets:
   Cash and cash equivalents                                $  22,432          $  31,923
   Accounts receivable, less allowances
     of $2,970 and $1,620, respectively                        60,550             35,232
   Inventories                                                 48,940             56,216
   Deferred income taxes                                        3,334              3,160
   Prepaid expenses                                               760                568
                                                            ---------          ---------
     Total current assets                                     136,016            127,099


Property, plant and equipment, net                             80,480             75,928
Other assets                                                    5,090                775
                                                            ---------          ---------
     Total assets                                           $ 221,586          $ 203,802
                                                            =========          =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $  70,694          $  72,685
   Accrued liabilities                                          7,291              5,117
   Deferred income taxes                                        3,698                957
   Current portion of long-term debt                            4,137              4,139
   Income taxes payable                                         4,903              2,394
                                                            ---------          ---------
     Total current liabilities                                 90,723             85,292

Long-term debt                                                 14,807             14,941
Other liabilities                                                 204                201
Deferred income taxes                                           1,264              1,230

Commitments & Contingencies

Shareholders' equity:
   Common stock $.01 par value per share
     Authorized 30,000,000; issued
     21,680,428 and 21,446,053, respectively                      217                214
   Additional paid-in capital                                  47,885             46,061
   Retained earnings                                           66,273             55,876
   Unrealized gain on investment                                  226                 --
                                                            ---------          ---------
                                                              114,601            102,151
   Treasury stock at cost: 117,955 shares                         (13)               (13)
                                                            ---------          ---------
     Total shareholders' equity                               114,588            102,138
                                                            ---------          ---------
     Total liabilities and shareholders' equity             $ 221,586          $ 203,802
                                                            =========          =========

        See accompanying notes to the consolidated financial statements.

                             BARR LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)
                                   (unaudited)


                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                        1997            1996
                                                                     -------        --------
Revenues:
   Net product sales                                                 $89,101        $ 64,231
   Proceeds from supply agreement                                      7,166              --
                                                                     -------        --------
Total revenues                                                        96,267          64,231

Costs and expenses:
   Cost of sales                                                      65,226          53,476
   Selling, general and administrative                                 9,133           5,213
   Research and development                                            5,198           2,841
                                                                     -------        --------
Earnings from operations                                              16,710           2,701

Interest  income                                                         376             479

Interest  expense                                                       (237)           (348)

Other income, net                                                         17               5
                                                                     -------        --------
Earnings before income taxes                                          16,866           2,837

Income tax expense                                                     6,469           1,070
                                                                     -------        --------
Net  earnings                                                       $ 10,397        $  1,767
                                                                     =======        ========

                                PER COMMON SHARE:

Earnings per common and common equivalent shares                     $  0.45        $   0.08
                                                                     =======        ========

Earnings per common share assuming full dilution                     $  0.45        $   0.08
                                                                     =======        ========

Weighted average number of common and common equivalent shares        23,054          22,140
                                                                     =======        ========

Weighted average number of shares assuming full dilution              23,054          22,239
                                                                     =======        ========


        See accompanying notes to the consolidated financial statements.

                             BARR LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended September 30, 1997 and 1996
                             (thousands of dollars)
                                   (unaudited)

                                                                     1997            1996
                                                                   --------        --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net earnings                                                    $ 10,397        $  1,767
   Adjustments to reconcile net earnings
    to net cash provided by (used in) operating activities:
     Depreciation and amortization                                    1,291           1,203
     Deferred income tax expense (benefit)                            2,601             (45)

   Changes in assets and liabilities:
     (Increase) decrease in:
         Accounts receivable                                        (25,318)          3,519
         Inventories                                                  7,276          (2,649)
         Prepaid expenses                                              (192)           (323)
         Other assets                                                   (52)           (121)
     Increase (decrease)  in:
         Accounts payable and accrued liabilities                       186           2,182
         Income taxes payable                                         2,509           1,074
                                                                   --------        --------
     Net cash (used in) provided by operating activities             (1,302)          6,607
                                                                   --------        --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                        (5,876)         (4,675)
   Proceeds from sale of property, plant and equipment                   65              --
   Investment in marketable securities                               (4,069)             --
                                                                   --------        --------
     Net cash used in investing activities                           (9,880)         (4,675)
                                                                   --------        --------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Principal payments on long-term debt                                (136)            (11)
   Proceeds from loans                                                   --             606
   Proceeds from revolving line of credit                             1,400              --
   Payments on revolving line of credit                              (1,400)             --
   Proceeds from exercise of stock options
    and employee stock purchases                                      1,827             289
                                                                   --------        --------
     Net cash provided by financing activities                        1,691             884
                                                                   --------        --------
     (Decrease) increase in cash                                     (9,491)          2,816

Cash and cash equivalents at beginning of  period                    31,923          44,893
                                                                   --------        --------
Cash and cash equivalents at end of period                         $ 22,432        $ 47,709
                                                                   ========        ========

SUPPLEMENTAL CASH FLOW DATA - CASH PAID DURING THE PERIOD:
   Interest, net of portion capitalized                            $     --        $    222
   Income taxes                                                    $  1,500        $     30

        See accompanying notes to the consolidated financial statements.

                             BARR LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of Barr Laboratories, Inc. and its wholly-owned subsidiaries (the "Company" or "Barr").

       In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

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

       As of September 30, 1997 and June 30, 1997, approximately $5,130 and $11,239, respectively, of the Company's cash was held in an escrow account. Such amounts represent the portion of the Company's payable balance with the Innovator of Tamoxifen, which the Company has decided to secure in connection with its cash management policy. The Company pays the Innovator a monthly fee based on the average unsecured monthly Tamoxifen payable balance, as defined in the December 1995 Alternative Collateral Agreement.

  3.   ACCOUNTS RECEIVABLE

       Accounts receivable includes amounts due under the contingent, non-exclusive Supply Agreement between Bayer AG and Bayer Corporation and the Company related to ciprofloxacin hydrochloride. As of September 30, 1997, such receivable totaled $9,666.

                             BARR LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

4.     INVENTORIES

       Inventories consisted of the following (in thousands of dollars):

                                                September 30,         June 30,
                                                    1997                1997
                                                -------------        --------
              Raw materials and supplies           $20,260            $21,403
              Work-in-process                        7,218              3,340
              Finished goods                        21,462             31,473
                                                   -------            -------
                                                   $48,940            $56,216
                                                   =======            =======

       Tamoxifen Citrate, purchased as a finished product, accounted for approximately $14,343 and $23,155 of finished goods as of September 30, 1997 and June 30, 1997, respectively.

  5.   OTHER ASSETS

       On August 13, 1997, Barr made a strategic investment in Warner Chilcott plc. by acquiring 250,000 Ordinary Shares represented by 250,000 American Depository Shares for $4,069. This amount is included in other assets. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the investment is classified as "available for sale marketable securities" and is recorded at market value with the unrealized gain or loss recognized as a separate component of shareholders' equity, net of income taxes.

  6.   EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENTS

       For the three month periods ended September 30, 1997 and 1996, earnings per common share were computed by dividing the earnings applicable to common stock by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

                             BARR LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)



       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") and will become effective for both interim and annual periods ending after December 15, 1997. Earlier application to the Company's financial statements is prohibited. However, disclosure of pro forma EPS computed using SFAS No. 128 is permitted in the notes to the financial statements. The following table sets forth unaudited pro forma EPS data computed under the provisions of SFAS No. 128:

                               Three Months Ended
                                  September 30,
                                1997        1996
                              --------    --------
            Basic EPS         $   0.48    $   0.08

            Diluted EPS       $   0.45    $   0.08

7.     COMMITMENTS AND CONTINGENCIES

       Litigation
       The Company, at September 30, 1997, was involved in lawsuits incidental to its business, including patent infringement actions. Management, based on the advice of legal counsel, believes that the ultimate disposition of these lawsuits will not have any significant adverse effect on the Company's consolidated financial statements.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Comparison of the Quarter Ended September 30, 1997
To the Quarter Ended September 30, 1996 - (thousands of dollars)

                                         Three Months Ended
                                           September 30,
                                         1997          1996        Change
                                         ----          ----        ------
Revenues:
  Net product sales:
    Distributed                        $60,444       $48,888       11,556
    Manufactured                        28,657        15,343       13,314
                                       -------       -------       ------
      Total net product sales           89,101        64,231       24,870
  Proceeds from supply agreement         7,166            --        7,166
                                       -------       -------       ------
Total revenues                         $96,267       $64,231       32,036

Total revenues increased approximately 50%, as a result of increased net product sales and proceeds from supply agreement.

The increase in net product sales is primarily attributable to the July 1997 launch of Warfarin Sodium as well as an increased demand for Tamoxifen.

The 24% increase in distributed product sales, which represents sales of Tamoxifen, is the result of heavy buying by certain customers at the end of September in anticipation of a price increase that did not occur, as well as increases in demand for the 20 mg strength of Tamoxifen, which the Company began distributing in December 1996. Tamoxifen is a patent protected product manufactured for the Company by the Innovator, and is distributed by the Company under a non-exclusive license agreement with the Innovator. Currently Tamoxifen only competes against the Innovator's products, which are sold under the brand name.

Net sales of manufactured products increased 87% primarily as a result of the Company's July launch of Warfarin Sodium and, to a lesser extent, sales of other new products such as Medroxyprogesterone and Meperidine. Manufactured net sales include revenues from four new products in fiscal 1998 compared to two new products in fiscal 1997. These products represented approximately 53% and 15% of total manufactured sales in fiscal 1998 and 1997, respectively. Revenues from these products more than offset price declines and higher discounts on certain existing products.

Proceeds from supply agreement are earned in accordance with a contingent, non-exclusive Supply Agreement ("Supply Agreement") between Bayer AG and Bayer Corporation ("Bayer") and the Company which ends at patent expiry in December 2003. During the term of the Supply Agreement, Bayer has the option of supplying Barr and an unrelated third party with ciprofloxacin hydrochloride to market and distribute pursuant to a license from Bayer or making quarterly cash payments to Barr beginning in March 1998. If Bayer does not supply Barr with product, the Company expects its 1998 earnings related to the Supply Agreement to approximate the $24.6 million initial payment received in January 1997. If Bayer elects to provide Barr with product, the amount Barr could earn would be dependent on market conditions.

Cost of sales increased to $65,226 from $53,476, but decreased as a percentage of net product sales from 83% to 73%. The decrease in cost of sales as a percentage of net product sales is primarily attributable to manufactured product sales representing a larger portion of total net product sales. This positively impacts margins because the profit margin the Company earns on manufactured products is generally greater than the margins it earns on distributed products.

Selling, general and administrative expenses increased to $9,133 from $5,213. The largest components of the increase related to legal and government affairs activities as well as higher expenses in promotions and advertising from the July launch of Warfarin Sodium. The increased legal fees resulted primarily from lower reimbursements received from patent challenge partners. The prior year expense reflected approximately $650 more in reimbursed legal fees from such partners. Government affairs expenses were higher in the current year due to the Company's increased activities directed at countering DuPont-Merck's efforts to restrict substitution of Warfarin Sodium.

Total research and development expenses in the current quarter were $5,198, as compared to $2,841 in the prior fiscal year. The increase is the result of increased bio-studies and raw material purchases; a strategic investment of more than $600, which was allocated to in-process research and development, for six Abbreviated New Drug Applications and related technologies; increased personnel costs to support the number of products in development; and investments to support the Company's New Drug development efforts.

Interest income declined by $103 primarily due to a decrease in the average cash and cash equivalents balance.

Interest expense decreased $111 due to an increase in capitalized interest associated with increased capital improvements over the corresponding quarter of the prior fiscal year. The increase in capitalized interest was partially offset by interest on the Company's equipment financing agreement as well as the fee paid on the unsecured Tamoxifen balance (See Note 2).

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased to $22,432 at September 30, 1997 from $31,923 at June 30, 1997. In connection with an Alternative Collateral Agreement between the Company and the Innovator of Tamoxifen, the Company has continued to reduce the cash held in a cash collateral account to secure extension of credit to it by the Innovator. The amount of cash held in the cash collateral account declined from $11,239 at June 30, 1997 to $5,130 at September 30, 1997.

Cash used in operating activities was $1,302 for the three months ended September 30, 1997, which included net earnings of $10,397. Accounts receivable increased by nearly $25 million due in part to higher sales and to the increasing receivable related to the Supply Agreement. This increase was partially offset by a decrease in inventory related to increasing Tamoxifen and other new product sales, and an increase in income taxes payable resulting from higher earnings.

In the first quarter of fiscal 1998, the Company invested $5,876 in capital assets, primarily in connection with the expansion of its manufacturing capacity in the Virginia and New York facilities, as well as $4,069 in connection with a strategic investment (see Note 5). The Company began manufacturing validation batches of pharmaceutical products at the Virginia facility in October 1997, and expects to begin warehouse operations in December 1997. The Company expects to invest an additional $15 to $20 million in capital assets in fiscal 1998.

The Company is also negotiating several changes to its debt structure. Specifically, the Company is seeking to replace its existing Senior Secured Notes which have an unpaid principal balance of $14,400 at September 30, 1997 and an interest rate of 10.15% with $30,000 of Unsecured Notes with market interest rates. The Company is also seeking to extend and increase its existing $10,000 Revolving Credit Facility ("Revolver").

As part of the Company's overall growth strategy, the Company has evaluated and continues to evaluate strategic relationships including investments, product line acquisitions and acquisitions of other companies in the generic industry. The Company believes its capital resources, including use of additional equity, are adequate to meets its financial needs.

Forward Looking Statements

Except for the historical information contained herein, the Management's Discussion and Analysis contains forward looking statements that involve a number of risks and uncertainties, including the ability of the Company to refinance its Senior Secured Notes and to increase and extend the Revolver, the regulatory environment, fluctuations in operating results, capital spending and other risks detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.

                             BARR LABORATORIES, INC.


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       Exhibit Number                       Exhibit
(a)    --------------                       -------
            11                              Computation of per share earnings
            27                              Financial data schedule

(b) There were no reports filed on Form 8-K in the quarter ended September 30, 1997.





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     BARR LABORATORIES, INC.



Dated:   November 13, 1997                           /s/ William T. McKee
                                                     --------------------
                                                     William T. McKee
                                                     Chief Financial Officer