Form 10-Q
period 1997-12-31
BARR LABORATORIES INC
filed 1998-01-28
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 1997 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                          Commission file number 1-9860
                                                 ------

                            BARR LABORATORIES, INC.
                            -----------------------
             (Exact name of Registrant as specified in its charter)

                   New York                            22-1927534
                   --------                            ----------
       (State or Other Jurisdiction of            (I.R.S. - Employer
        Incorporation or Organization)            Identification No.)

           Two Quaker Road, P.O. Box 2900, Pomona, New York 10970-0519
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                  914-362-1100
                                  ------------
                         (Registrant's telephone number)

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

Yes  |X|    No  |_|

Number of shares of common stock, par value $.01, outstanding as of December 31, 1997: 21,692,454.

                             BARR LABORATORIES, INC.

                        INDEX                                               PAGE

PART I.  FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets as of
                 December 31, 1997 and June 30, 1997                           3

                 Consolidated Statements of Earnings
                 for the three and six months ended
                 December 31, 1997 and 1996                                    4

                 Consolidated Statements of Cash Flows
                 for the six months ended
                 December 31, 1997 and 1996                                    5

                 Notes to Consolidated Financial
                 Statements                                                  6-8

      Item 2.    Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                                      9-13

PART II. OTHER INFORMATION

      Item 2.    Changes in Securities                                        14

      Item 4.    Submission of Matters to a Vote of Security
                 Holders                                                      14

      Item 6.    Exhibits and Reports on Form 8-K                          14-15

SIGNATURES                                                                    15

                             Barr Laboratories, Inc.
                           Consolidated Balance Sheets
                  (thousands of dollars, except share amounts)
                                   (unaudited)

                                                         December 31,  June 30,
                                                             1997        1997
                                                         ------------  --------
                          Assets
Current assets:
   Cash and cash equivalents                              $  34,085   $  31,923
   Accounts receivable, less allowances
     of $2,002 and $1,620, respectively                      64,800      35,232
   Inventories                                               41,810      56,216
   Deferred income taxes                                      3,471       3,160
   Prepaid expenses                                             860         568
                                                          ---------   ---------
     Total current assets                                   145,026     127,099

Property, plant and equipment, net                           86,505      75,928
Other assets                                                  3,759         775
                                                          ---------   ---------

     Total assets                                         $ 235,290   $ 203,802
                                                          =========   =========

             Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                       $  66,784   $  72,685
   Accrued liabilities                                        7,164       5,117
   Deferred income taxes                                      3,698         957
   Current portion of long-term debt                          1,964       4,139
   Income taxes payable                                       1,412       2,394
                                                          ---------   ---------
     Total current liabilities                               81,022      85,292

Long-term debt                                               32,443      14,941
Other liabilities                                               207         201
Deferred income taxes                                           532       1,230

Commitments & Contingencies

Shareholders' equity
   Common stock $.01 par value per share; authorized
     100,000,000 and 30,000,000, respectively; issued
     21,810,409 and 21,446,053, respectively                    218         214
   Additional paid-in capital                                48,883      46,061
   Retained earnings                                         72,598      55,876
   Unrealized loss on investment                               (600)         --
                                                          ---------   ---------
                                                            121,099     102,151
   Treasury stock at cost: 117,955 shares                       (13)        (13)
                                                          ---------   ---------
     Total shareholders' equity                             121,086     102,138
                                                          ---------   ---------

     Total liabilities and shareholders' equity           $ 235,290   $ 203,802
                                                          =========   =========

        See accompanying notes to the consolidated financial statements.

                             Barr Laboratories, Inc.
                       Consolidated Statements of Earnings
                (thousands of dollars, except per share amounts)
                                   (unaudited)

                                                      Three Months Ended      Six Months Ended
                                                         December 31,            December 31,
                                                        1997       1996       1997        1996
                                                     --------   --------   ---------   ---------
Revenues:
  Net product sales                                  $ 85,911   $ 67,335   $ 175,012   $ 131,566
  Proceeds from supply agreement                        6,417         --      13,583          --
                                                     --------   --------   ---------   ---------
Total revenues                                         92,328     67,335     188,595     131,566

Costs and expenses:
  Cost of sales                                        68,769     57,685     133,995     111,161
  Selling, general and administrative                   8,474      3,386      17,607       8,599
  Research and development                              3,617      3,106       8,815       5,947
                                                     --------   --------   ---------   ---------

Earnings from operations                               11,468      3,158      28,178       5,859

Interest income                                           321        685         697       1,164
Interest expense                                         (198)      (291)       (435)       (639)
Other income                                               18          2          35           7
                                                     --------   --------   ---------   ---------

Earnings before income taxes and extraordinary loss    11,609      3,554      28,475       6,391

Income tax expense                                      4,494      1,326      10,963       2,396
                                                     --------   --------   ---------   ---------

Earnings before extraordinary loss                      7,115      2,228      17,512       3,995

Extraordinary loss on early extinguishment
  of debt, net of taxes                                  (790)        --        (790)         --
                                                     --------   --------   ---------   ---------

Net earnings                                         $  6,325   $  2,228   $  16,722   $   3,995
                                                     ========   ========   =========   =========

         Earnings per common share:
Earnings before extraordinary loss                   $   0.33   $   0.11   $    0.82   $    0.19
Net earnings                                         $   0.29   $   0.11   $    0.78   $    0.19
                                                     ========   ========   =========   =========

    Earnings per common share-assuming dilution:
Earnings before extraordinary loss                   $   0.31   $   0.10   $    0.76   $    0.18
Net earnings                                         $   0.27   $   0.10   $    0.72   $    0.18
                                                     ========   ========   =========   =========

Weighted average shares                                21,633     21,081      21,550      21,074
                                                     ========   ========   =========   =========

Weighted average shares-assuming dilution              23,209     22,205      23,132      22,222
                                                     ========   ========   =========   =========


        See accompanying notes to the consolidated financial statements.

                             Barr Laboratories, Inc.
                      Consolidated Statements of Cash Flows
               For the Six Months Ended December 31, 1997 and 1996
                             (thousands of dollars)
                                   (unaudited)

                                                               1997       1996
                                                            --------   --------
Cash flows from (used in) operating activities:
   Net earnings                                             $ 16,722   $  3,995
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                           2,565      2,443
       Deferred income tax expense (benefit)                   1,732        (89)
       Write-off of deferred financing fees associated with
         early extinguishment of debt                            195         --
   Changes in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable, net                              (29,568)    (1,871)
       Inventories                                            14,406      3,052
       Prepaid expenses                                         (292)      (251)
       Other assets                                              233       (150)
     Increase (decrease) in:
       Accounts payable and accrued liabilities               (3,848)     1,728
       Income taxes payable                                     (982)     1,264
                                                            --------   --------
     Net cash provided by operating activities                 1,163     10,121

Cash flows from (used in) investing activities:
   Purchases of property, plant and equipment                (13,150)   (11,032)
   Proceeds from sale of property, plant and equipment            65         --
   Investment in marketable securities                        (4,069)        --
                                                            --------   --------
     Net cash used in investing activities                   (17,154)   (11,032)

Cash flows from (used in) financing activities:
   Principal payments on long-term debt                      (14,673)       (22)
   Proceeds from loans                                        30,000      1,387
   Proceeds from revolving line of credit                      6,600         --
   Payments on revolving line of credit                       (6,600)        --
   Proceeds from exercise of stock options and employee
     stock purchases                                           2,826        289
                                                            --------   --------
     Net cash provided by financing activities                18,153      1,654
                                                            --------   --------

     Increase in cash and cash equivalents                     2,162        743
Cash and cash equivalents at beginning of period              31,923     44,893
                                                            --------   --------
Cash and cash equivalents at end of period                  $ 34,085   $ 45,636
                                                            ========   ========

Supplemental cash flow data - Cash paid during the period
   Interest, net of portion capitalized                     $    187   $    507
                                                            ========   ========
   Income taxes                                             $  9,838   $  1,221
                                                            ========   ========


         See accompanying notes to the consolidated financial statements

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

      In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and quarterly report on Form 10-Q for the period ended September 30, 1997.

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

      As of December 31, 1997 and June 30, 1997, approximately $12,072 and $11,239, respectively, of the Company's cash was held in an escrow account. Such amounts represent the portion of the Company's payable balance with the Innovator of Tamoxifen, which the Company has decided to secure in connection with its cash management policy. The Company pays the Innovator a monthly fee based on the average unsecured monthly Tamoxifen payable balance, as defined in the December 1995 Alternative Collateral Agreement.

3.    Accounts Receivable

      Accounts receivable includes amounts due under the contingent, non-exclusive Supply Agreement between Bayer AG and Bayer Corporation and the Company related to ciprofloxacin hydrochloride. As of December 31, 1997, such receivable totaled $16,083.

                             BARR LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except per share amounts)
                                   (unaudited)

4.    Inventories

      Inventories consisted of the following (in thousands of dollars):

                                           December 31,    June 30,
                                                1997         1997
                                           ------------    --------

            Raw materials and supplies       $ 20,062      $ 21,403
            Work-in-process                     7,035         3,340
            Finished goods                     14,713        31,473
                                             --------      --------
                                             $ 41,810      $ 56,216
                                             ========      ========

      Tamoxifen Citrate, purchased as a finished product, accounted for approximately $6,447 and $23,155 of finished goods as of December 31, 1997 and June 30, 1997, respectively.

5.    Earnings Per Share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") and became effective for both interim and annual periods ending after December 15, 1997. All prior period EPS data has been restated to conform with the provisions of SFAS No. 128. The following is a reconciliation of the numerators and denominators used to calculate Earnings per share before extraordinary loss in the Consolidated Statements of Earnings:

                                                     Three Months Ended          Six Months Ended
                                                        December 31,               December 31,
                                                      1997         1996         1997          1996
                                                    -------      -------      --------      -------
Earnings per common share:
Earnings before extraordinary loss (numerator)      $ 7,115      $ 2,228      $ 17,512      $ 3,995

Weighted average shares  (denominator)               21,633       21,081        21,550       21,074

  Earnings before extraordinary loss                $  0.33      $  0.11      $   0.82      $  0.19
                                                    =======      =======      ========      =======

Earnings per common share - assuming dilution:
Earnings before extraordinary loss (numerator)      $ 7,115      $ 2,228      $ 17,512      $ 3,995

Weighted average shares                              21,633       21,081        21,550       21,074
Effect of Dilutive Options                            1,576        1,124         1,582        1,148
                                                    -------      -------      --------      -------
  Weighted averages shares -
    assuming dilution (denominator)                  23,209       22,205        23,132       22,222

  Earnings before extraordinary loss                $  0.31      $  0.10      $   0.76      $  0.18
                                                    =======      =======      ========      =======

                             BARR LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except per share amounts)
                                   (unaudited)

5.    Earnings Per Share (cont.)

      During the three months ended December 31, 1997 and 1996 and the six months ended December 31, 1996 there were 193, 297 and 291 respectively, of outstanding options which were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock for the period.

6.    Extraordinary Item

      In the quarter ended December 31, 1997, the Company completed the prepayment of its 10.15% Senior Secured Notes. The cash payment of $16,055 included the outstanding principal of $14,400, a prepayment penalty of $1,087 and accrued interest through November 18, 1997 of $568. The prepayment penalty of $1,087 and the related write-off of approximately $195 in previously deferred financing costs resulted in an extraordinary loss for the three and six months ended December 31, 1997. This extraordinary loss from early extinguishment of debt, net of taxes of $492, was $790 or $0.04 per share.

7.    Debt

      In November 1997, the Company refinanced its $14,400, 10.15% Senior Secured Notes due June 28, 2001 with $30,000 of Senior Unsecured Notes with an average interest rate of 6.88% per year. The new Senior Unsecured Notes include a $20,000, 7.01% Note due November 18, 2007 and $10,000, 6.61% Notes due November 18, 2004. Annual principal payments under the Notes total $1,429 through November 2002, $5,429 in 2003 and 2004 and $4,000 in 2005 through 2007.

      In November 1997, the Company replaced its $10,000 Secured Revolving Credit facility with a $20,000 Unsecured Revolving Credit facility. There were no borrowings outstanding under the Revolving Credit Facility at December 31, 1997.

8.    Commitments and Contingencies

      Litigation

      The Company, at December 31, 1997, was involved in lawsuits incidental to its business, including patent infringement actions. Management, based on the advice of legal counsel, believes that the ultimate disposition of these lawsuits will not have any significant adverse effect on the Company's consolidated financial statements.

Item 2.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations:

Comparison of the Quarter Ended December 31, 1997 to the Quarter Ended December 31, 1996 - (thousands of dollars)

                                                       Three Months Ended
                                                          December 31,
                                                   1997        1996       Change
                                                 -------     -------     -------
      Revenues:
        Net product sales:
          Distributed                            $64,147     $50,796     $13,351
          Manufactured                            21,764      16,539       5,225
                                                 -------     -------     -------
            Total net product sales               85,911      67,335      18,576
        Proceeds from supply agreement             6,417          --       6,417
                                                 -------     -------     -------
      Total revenues                             $92,328     $67,335     $24,993

Total revenues increased approximately 37% as a result of increased net product sales and proceeds from supply agreement.

The increase in net product sales is attributable to sales of Warfarin Sodium, which was launched in July 1997, as well as an increased demand for Tamoxifen.

The 26% increase in distributed product sales, which primarily represents sales of Tamoxifen, is the result of accelerated buying by customers, during the period, which the Company believes was the result of customers anticipating a price increase for Barr's Tamoxifen, that did not occur. Also contributing to the increase was increased demand for the 20 mg strength of Tamoxifen, which the Company began distributing in December 1996. Tamoxifen is a patent protected product manufactured for the Company by the Innovator, and is distributed by the Company under a non-exclusive license agreement with the Innovator. Currently Tamoxifen only competes against the Innovator's products, which are sold under the brand name.

Net sales of manufactured products increased 32% primarily attributable to sales of Warfarin Sodium, which the Company launched in July 1997. Manufactured net sales include revenues from three new products in fiscal 1998 compared to four new products in fiscal 1997. These products represented approximately 26% and 12% of total manufactured sales in fiscal 1998 and 1997, respectively. Revenue from these products more than offset price declines and higher discounts on certain existing products.

Proceeds from supply agreement are earned in accordance with a contingent, non-exclusive Supply Agreement ("Supply Agreement") between Bayer AG and Bayer Corporation ("Bayer") and the Company, which ends with the patent expiry in December 2003. During the term of the Supply Agreement, Bayer has the option of supplying Barr and an unrelated third party with ciprofloxacin hydrochloride to market and distribute pursuant to a license from Bayer or making quarterly cash payments to Barr and such third party beginning in March 1998. If Bayer does not supply Barr with product, the Company expects its 1998 earnings related to the Supply Agreement to approximate the

$24.6 million initial payment received by Barr in January 1997. If Bayer elects to provide Barr with product, the amount Barr could earn would be dependent on market conditions.

Cost of sales increased to $68,769 from $57,685, but decreased as a percentage of net product sales from 86% to 80%. The decrease in cost of sales as a percentage of net product sales is primarily attributable to the increase in manufactured product sales. This positively impacts margins because the profit margin the Company earns on manufactured products is generally greater than the margins it earns on distributed products.

Selling, general and administrative expenses increased to $8,474 from $3,386. The largest components of the increase related to legal and government affairs activities as well as higher expenses in promotions and advertising associated with Warfarin Sodium and other new products. The increased legal fees resulted primarily from lower reimbursements received from patent challenge partners; the prior year expense reflected approximately $3,500 in reimbursement of legal fees. Government affairs expenses were higher in the current year due to the Company's activities directed at countering DuPont-Merck's continuing efforts to restrict substitution of Warfarin Sodium.

Total research and development expenses in the quarter increased 16% to $3,617. The increase is primarily the result of increased personnel costs to support the number of products in development and higher raw material costs including costs associated with the Company's proprietary drug program which was not in place in the prior year. These increases were partially offset by reimbursements from a proprietary drug collaborator for certain development costs.

Interest income declined by $364 primarily due to a decrease in the average cash and cash equivalents balance.

Interest expense decreased $93 due to an increase in capitalized interest associated with increased capital improvements over the corresponding quarter of the prior fiscal year. The increase in capitalized interest was partially offset by higher fees paid on the unsecured Tamoxifen balance (See Note 2).

In the quarter ended December 31, 1997, the Company incurred an extraordinary loss of $790 on the early extinguishment of debt. See Note 7 to the Consolidated Financial Statements.

Results of Operations:

Comparison of the Six Months Ended December 31, 1997 to the Six Months Ended December 31, 1996 - (thousands of dollars)

                                                       Six Months Ended
                                                         December 31,
                                                 1997         1996        Change
                                               --------     --------     -------
       Revenues:
         Net product sales:
           Distributed                         $124,591     $ 99,684     $24,907
           Manufactured                          50,421       31,882      18,539
                                               --------     --------     -------
             Total net product sales            175,012      131,566      43,446
         Proceeds from supply agreement          13,583           --      13,583
                                               --------     --------     -------
       Total revenues                          $188,595     $131,566     $57,029

Total revenues increased approximately 43% as a result of increased net product sales and proceeds from supply agreement.

The increase in net product sales is attributable to sales of Warfarin Sodium, which was launched in July 1997, as well as an increased demand for Tamoxifen.

The 25% increase in distributed product sales, which primarily represents sales of Tamoxifen, is the result of accelerated buying by customers, during the period, which the Company believes was the result of customers anticipating a price increase for Barr's Tamoxifen that did not occur. Also contributing to the increase was increased demand for the 20 mg strength of Tamoxifen, which the Company began distributing in December 1996.

Net sales of manufactured products increased 58% primarily attributable to sales of Warfarin Sodium, which the Company launched in July 1997. Manufactured net sales include revenues from three new products in fiscal 1998 compared to four new products in fiscal 1997. These products represented approximately 38% and 10% of total manufactured sales in fiscal 1998 and 1997, respectively. Revenue from these products more than offset price declines and higher discounts on certain existing products.

Cost of sales increased to $133,995 from $111,161, but decreased as a percentage of net product sales from 84% to 77%. The decrease in cost of sales as a percentage of net product sales is primarily attributable to the increase in manufactured product sales. This positively impacts margins because the profit margin the Company earns on manufactured products is generally greater than the margins it earns on distributed products.

Selling, general and administrative expenses increased to $17,607 from $8,599. The largest components of the increase related to legal and government affairs activities as well as higher expenses in promotions and advertising associated with Warfarin Sodium and other new products. The increased legal fees resulted primarily from lower reimbursements received from patent challenge partners; the prior year expense reflected approximately $4,400 in reimbursement of legal fees. Government affairs expenses were higher in the current year due to the Company's activities directed at countering DuPont-Merck's continuing efforts to restrict substitution of Warfarin Sodium.

Total research and development expenses increased to $8,815 from $5,947. The increase is the result of increased personnel costs to support the number of products in development; higher raw material costs including costs associated with the Company's proprietary drug program which was not in place in the prior year; and a strategic investment of more than $600, which was allocated to in-process research and development, for six Abbreviated New Drug Applications and related technologies. These increases were partially offset by reimbursements from a proprietary drug collaborator for certain development costs.

Interest income declined by $467 primarily due to a decrease in the average cash and cash equivalents balance.

Interest expense decreased $204 due to an increase in capitalized interest associated with increased capital improvements over the corresponding fiscal year. The increase in capitalized interest was partially offset by higher fees paid on the unsecured Tamoxifen balance (See Note 2).

In the quarter ended December 31, 1997, the Company incurred an extraordinary loss of $790 on the early extinguishment of debt. See Note 7 to the Consolidated Financial Statements.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased to $34,085 as of December 31, 1997 from $31,923 as of June 30, 1997. During the six months ended December 31, 1997, the Company increased the cash held in its cash collateral account from $11,239 at June 30, 1997 to $12,072. The Company expects to allocate more of its cash to this account during the next 3 months to reduce the fees it pays to the Innovator of Tamoxifen (see Note 2 to the Consolidated Financial Statements).

Cash provided by operating activities totaled $1,163 for the six months ended December 31, 1997 as increases in accounts receivable were offset by net income of $16,722, inventory declines and higher accounts payable. The increase in accounts receivable and decrease in inventory were driven by a 33% increase in net product sales. Accounts receivable also increased due to the continuing accrual of revenue earned under the contingent, non-exclusive Supply Agreement ("Supply Agreement") entered into by the Company as part of its settlement with Bayer AG and Bayer Corporation. Quarterly payments due under the Supply Agreement are expected to begin by March 31, 1998.

During the first six months of fiscal 1998, the Company invested approximately $13.1 million in capital expenditures primarily on its Virginia manufacturing and distribution facilities. Certain areas of the facility including the warehouse and distribution area became operational in January 1998. As a result, the Company expects its capital spending will be lower in the second half of fiscal 1998 than compared to the first half.

In August 1997, Barr made a strategic investment of $4,069 in Warner Chilcott plc. by acquiring 250,000 Ordinary Shares, represented by American Depository Shares ("ADSs") in an initial public offering and received warrants to purchase an additional 250,000 shares in the form of ADSs at an exercise price per share equal to $16.25. Beginning on the first anniversary of Warner Chilcott plc.'s initial public offering and annually thereafter for the next three years, one fourth of the warrants will be exercisable by Barr. If Barr does not exercise in full the portion of the warrant exercisable during any one year, such portion of the warrant will terminate. Exercising its warrant at the stated price represents a potential use of cash of $1,000 per year over the next four years.

In November 1997, the Company refinanced its $14,400, 10.15% Senior Secured Notes due June 28, 2001 with $30,000 of Senior Unsecured Notes with an average interest rate of 6.88% per year. The new Senior Unsecured Notes include a $20,000, 7.01% Note due November 18, 2007 and a $10,000, 6.61% Note due November 18, 2004. The refinancing reduces the Company's principal payments by approximately $2,200 per year over the next four years.

In addition, the Company replaced its $10,000 Secured Revolving Credit facility with a $20,000 Unsecured Revolving Credit facility, and the Company opted not to renew its $18,750 Equipment leasing facility. There were no borrowings outstanding under the Revolving Credit Facility at December 31, 1997.

The Company also continues to evaluate other growth opportunities including additional strategic investments, acquisitions and joint ventures, which could require significant capital resources.

The Company believes that cash flow from operations and existing borrowing capacity under its Revolving Credit Facility will be adequate to meet its operating needs and to take advantage of strategic opportunities as they occur. To the extent that additional capital resources are required, such capital may be raised by additional bank borrowings, equity offerings or other means.

Other Matters

New Accounting Pronouncement

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This Statement requires companies to replace the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the Statements of Earnings and a reconciliation of the basic EPS computation to the diluted EPS computation. All prior period EPS data has been restated to conform with the provisions of SFAS No. 128. See Note 5 to the Consolidated Financial Statements for the reconciliation.

Year 2000

Over the past several years the Company has installed new computer systems which are Year 2000 compliant. Currently, the Company is reviewing its other internal systems to determine the impact, if any, of the Year 2000. The Company believes it will achieve Year 2000 compliance in advance of the year 2000, and does not anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company is currently developing a plan to evaluate the Year 2000 compliance status of its suppliers and customers.

Forward Looking Statements

Except for the historical information contained herein, Management's Discussion and Analysis contains forward looking statements that involve a number of risks and uncertainties, the regulatory environment, fluctuations in operating results, capital spending, Year 2000 issues and other risks detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.

                             BARR LABORATORIES, INC.

                           PART II. OTHER INFORMATION

Item  2. Changes in Securities

Under the terms of the Note Purchase Agreements dated November 18, 1997 the Company is restricted from declaring or paying dividends over certain amounts, either in cash or property, without prior approval from its noteholders.

Item  4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Barr Laboratories, Inc. was held on December 3, 1997, at the Sheraton Crossroads, Mahwah, New Jersey. Of the 21,572,473 shares entitled to vote, 18,073,033 shares were represented at the meeting by proxy or present in person. The meeting was held for the following purposes:

            1.    To elect a Board of Directors.

                  All eight nominees were elected based on the following votes cast:

                           For                               Shares
                      Robert J. Bolger                     17,934,817
                      Edwin A. Cohen                       17,933,870
                      Bruce L. Downey                      17,935,494
                      Michael F. Florence                  17,934,979
                      Wilson L. Harrell*                   17,934,171
                      Jacob M. Kay                         17,935,294
                      Bernard C. Sherman                   17,933,794
                      George P. Stephan                    17,935,479

            * Subsequent to the Annual Meeting, Mr. Harrell died and at this time has not been replaced.

            2. To consider approval of an Amendment to the Corporation's Certificate of Incorporation. The number of votes cast for, against and abstained were 17,262,866, 799,777 and 10,390, respectively.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibit Number      Exhibit
           3.1            Restated Certificate of Incorporation
           3.2            Amended and Restated By-Laws
           4.2            Amendment dated November 1997 to Loan and Security
                          Agreement dated July 31, 1996 (**)
           4.3            Note Purchase Agreements dated November 18, 1997
          27.0            Financial data schedule

      ** The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of the holders of its long-term debt wherein the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(b) There were no reports filed on Form 8-K in the quarter ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BARR LABORATORIES, INC.



Dated: January 26, 1998                /s/ William T. McKee
                                       -----------------------------------
                                       William T. McKee
                                       Chief Financial Officer

                                EXHIBIT INDEX


       Exhibit No.                   Description
           3.1            Restated Certificate of Incorporation
           3.2            Amended and Restated By-Laws
           4.2            Amendment dated November 1997 to Loan and Security
                          Agreement dated July 31, 1996 (**)
           4.3            Note Purchase Agreements dated November 18, 1997
          27.0            Financial data schedule



 ** The Registrant agrees to furnish to the Securities and Exchange
    Commission, upon request, a copy of any instrument defining the rights of the holders of its long-term debt wherein the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.