Form 10-Q
period 1998-03-31
BARR LABORATORIES INC
filed 1998-05-14
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 1998 or


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

Yes  |X|    No |_|

Number of shares of common stock, par value $.01, outstanding as of March 31, 1998: 22,279,893.

                             BARR LABORATORIES, INC.


                        INDEX                              PAGE

PART I. FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets as of
                 March 31, 1998 and June 30, 1997            3

                 Consolidated Statements of Earnings
                 for the three and nine months ended
                 March 31, 1998 and 1997                     4

                 Consolidated Statements of Cash Flows
                 for the nine months ended
                 March 31, 1998 and 1997                     5

                 Notes to Consolidated Financial
                 Statements                                6-8

      Item 2.    Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                    9-14

PART II. OTHER INFORMATION

      Item 1.    Legal Proceedings                          15

      Item 6.    Exhibits and Reports on Form 8-K           15

SIGNATURES                                                  16

                             Barr Laboratories, Inc.
                           Consolidated Balance Sheets
                  (thousands of dollars, except share amounts)
                                   (unaudited)

                                                                     March 31,    June 30,
                                                                       1998         1997
                                                                    ---------    ---------
            Assets

Current assets:
   Cash and cash equivalents                                        $  64,283    $  31,923
   Marketable securities                                                2,804           --
   Accounts receivable, less allowances
      of $2,527 and $1,620, respectively                               48,844       32,732
   Supply agreement receivable                                         14,833        2,500
   Inventories                                                         47,879       56,216
   Deferred income taxes                                                3,471        3,160
   Prepaid expenses                                                     1,192          568
                                                                    ---------    ---------
      Total current assets                                            183,306      127,099

Property, plant and equipment, net                                     89,338       75,928
Other assets                                                            3,485          775
                                                                    ---------    ---------
      Total assets                                                  $ 276,129    $ 203,802
                                                                    =========    =========
            Liabilities and shareholders' equity

Current liabilities:
   Accounts payable                                                 $  81,654    $  72,685
   Accrued liabilities                                                  6,660        5,117
   Deferred income taxes                                                5,675          957
   Current portion of long-term debt                                    1,967        4,139
   Income taxes payable                                                 3,536        2,394
                                                                    ---------    ---------
      Total current liabilities                                        99,492       85,292

Long-term debt                                                         32,308       14,941
Other liabilities                                                         159          201
Deferred income taxes                                                     389        1,230

Commitments & Contingencies

Shareholders' equity
   Common stock $.01 par value per share; authorized 100,000,000;
      issued 22,397,848 and 21,446,053, respectively                      224          214
   Additional paid-in capital                                          64,659       46,061
   Retained earnings                                                   79,749       55,876
   Unrealized loss on investments                                        (838)          --
                                                                    ---------    ---------
                                                                      143,794      102,151
   Treasury stock at cost: 117,955 shares                                 (13)         (13)
                                                                    ---------    ---------
      Total shareholders' equity                                      143,781      102,138
                                                                    ---------    ---------
      Total liabilities and shareholders' equity                    $ 276,129    $ 203,802
                                                                    =========    =========

        See accompanying notes to the consolidated financial statements.

                             Barr Laboratories, Inc.
                       Consolidated Statements of Earnings
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                        Three Months Ended        Nine Months Ended
                                                             March 31,                 March 31,
                                                         1998         1997         1998         1997
                                                      ---------    ---------    ---------    ---------
Revenues:
  Net product sales                                   $  87,637    $  60,164    $ 262,649    $ 191,730
  Proceeds from supply agreements                         8,750       24,550       22,333       24,550
                                                      ---------    ---------    ---------    ---------
Total revenues                                           96,387       84,714      284,982      216,280

Costs and expenses:
  Cost of sales                                          70,042       50,959      204,037      162,120
  Selling, general and administrative                     9,929        6,520       27,536       15,119
  Research and development                                4,948        3,409       13,763        9,356
                                                      ---------    ---------    ---------    ---------
Earnings from operations                                 11,468       23,826       39,646       29,685

Interest income                                             475          641        1,172        1,805
Interest expense                                           (164)        (203)        (599)        (842)
Other (expense) income                                      (13)          51           22           58
                                                      ---------    ---------    ---------    ---------
Earnings before income taxes and extraordinary loss      11,766       24,315       40,241       30,706

Income tax expense                                        4,615        9,390       15,578       11,786
                                                      ---------    ---------    ---------    ---------
Earnings before extraordinary loss                        7,151       14,925       24,663       18,920

Extraordinary loss on early extinguishment
  of debt, net of taxes                                      --           --         (790)          --
                                                      ---------    ---------    ---------    ---------
Net earnings                                          $   7,151    $  14,925    $  23,873    $  18,920
                                                      =========    =========    =========    =========
                Earnings per common share:
Earnings before extraordinary loss                    $    0.33    $    0.71    $    1.14    $    0.90
Net earnings                                          $    0.33    $    0.71    $    1.10    $    0.90
                                                      =========    =========    =========    =========
       Earnings per common share-assuming dilution:
Earnings before extraordinary loss                    $    0.31    $    0.66    $    1.07    $    0.85
Net earnings                                          $    0.31    $    0.66    $    1.04    $    0.85
                                                      =========    =========    =========    =========
Weighted average shares                                  21,857       21,127       21,651       21,090
                                                      =========    =========    =========    =========
Weighted average shares-assuming dilution                23,118       22,496       23,062       22,279
                                                      =========    =========    =========    =========

        See accompanying notes to the consolidated financial statements.

                             Barr Laboratories, Inc.
                      Consolidated Statements of Cash Flows
                For the Nine Months Ended March 31, 1998 and 1997
                             (thousands of dollars)
                                   (unaudited)


                                                                            1998        1997
                                                                          --------    --------
Cash flows from (used in) operating activities:
   Net earnings                                                           $ 23,873    $ 18,920
   Adjustments to reconcile net earnings to net cash provided by
    (used in) operating activities:
        Depreciation and amortization                                        3,917       3,723
        Deferred income tax expense (benefit)                                4,084         (89)
        Write-off of deferred financing fees associated with early
         extinguishment of debt                                                195          --
        Loss (gain) on disposal of equipment                                    17         (50)
   Changes in assets and liabilities:
      (Increase) decrease in:
        Total receivables, net                                             (28,445)        458
        Inventories                                                          8,337      (6,874)
        Prepaid expenses                                                      (624)       (186)
        Other assets                                                          (268)       (210)
      Increase (decrease) in:
        Accounts payable and accrued liabilities                            10,470       5,393
        Income taxes payable                                                 1,142       4,505
                                                                          --------    --------
      Net cash provided by operating activities                             22,698      25,590
                                                                          --------    --------
Cash flows from (used in) investing activities:
   Purchases of property, plant and equipment                              (17,327)    (18,612)
   Proceeds from sale of property, plant and equipment                          65          50
   Investment in marketable securities                                      (6,879)         --
                                                                          --------    --------
      Net cash used in investing activities                                (24,141)    (18,562)
                                                                          --------    --------
Cash flows from (used in) financing activities:
   Principal payments on long-term debt                                    (14,805)       (118)
   Proceeds from loans                                                      30,000       1,386
   Proceeds from revolving line of credit                                    6,600          --
   Payments on revolving line of credit                                     (6,600)         --
   Stock issuance costs                                                       (353)         --
   Proceeds from stock offering                                             14,521          --
   Proceeds from exercise of stock options and employee stock purchases      4,440       1,461
                                                                          --------    --------
      Net cash provided by financing activities                             33,803       2,729
                                                                          --------    --------
      Increase in cash and cash equivalents                                 32,360       9,757
Cash and cash equivalents at beginning of period                            31,923      44,893
                                                                          --------    --------
Cash and cash equivalents at end of period                                $ 64,283    $ 54,650
                                                                          ========    ========

Supplemental cash flow data - Cash paid during the period

   Interest, net of portion capitalized                                   $    661    $    361
                                                                          ========    ========
   Income taxes                                                           $  9,859    $  7,370
                                                                          ========    ========

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

      In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and quarterly reports on Form 10-Q for the periods ended September 30, and December 31, 1997.

      Certain amounts in prior years' financial statements have been reclassified to conform with the current year presentation.

2. Proceeds from Supply Agreements/Supply Agreement Receivable

      In January 1997, Bayer AG and Bayer Corporation ("Bayer") and the Company reached an agreement to settle the then pending litigation regarding Bayer's patent protecting ciprofloxacin hydrochloride ("Settlement Agreement"). In connection with the Settlement Agreement, the Company acknowledged the validity and enforceability of Bayer's world-wide ciprofloxacin patent, received an initial cash payment of $24,550, and signed a contingent, non-exclusive Supply Agreement ("Supply Agreement") which ends at patent expiry in December 2003. The three months ended March 31, 1997 reflect the initial cash payment of $24,550.

      In accordance with the Supply Agreement, the Company recognizes income and a related receivable on a monthly basis, as certain contingencies are met. Collection of certain of these receivables occurs quarterly. The Company has recognized revenue of $6,250 and $19,833 for the three and nine months ended March 31, 1998, respectively. The Company received payment of $7,500 in March 1998 for amounts earned in June, July and August 1997.

      Also included in Proceeds from supply agreements is $2,500 earned under a separate contingent supply agreement related to the ciprofloxacin litigation.

3. Cash and Cash Equivalents

      Cash equivalents consist of short-term, highly liquid investments (primarily market auction securities with interest rates that are re-set in intervals of 7 to 49 days) which are readily convertible into cash at par value (cost).

      As of March 31, 1998 and June 30, 1997, approximately $33,841 and $11,239, respectively, of the Company's cash was held in an escrow account. Such amounts represent the portion of the Company's payable balance with the Innovator of Tamoxifen, which the Company has decided to secure in connection with its cash management policy. The Company pays the Innovator a monthly fee based on the average unsecured monthly Tamoxifen payable balance, as defined in the December 1995 Alternative Collateral Agreement.

4. Marketable Securities/Other Assets

      The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities includes investments in a short duration portfolio of corporate and government debt. Other assets includes the Company's investment in Warner Chilcott plc. The Company's investments are classified as "available for sale" and, accordingly, are recorded at current market value with offsetting adjustments to shareholders' equity, net of income taxes.

5. Inventories

      Inventories consisted of the following:

                                                 March 31,    June 30,
                                                    1998        1997
                                                 ---------   ---------
      Raw materials and supplies                 $  18,597   $  21,403
      Work-in-process                                7,469       3,340
      Finished goods                                21,813      31,473
                                                 ---------   ---------
                                                 $  47,879   $  56,216
                                                 =========   =========

      Tamoxifen Citrate, purchased as a finished product, accounted for approximately $10,710 and $23,155 of finished goods as of March 31, 1998 and June 30, 1997, respectively.

6. Earnings Per Share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") and became effective for both interim and annual periods ending after December 15, 1997. All prior period EPS data have been restated to conform with the provisions of SFAS No. 128. The following is a reconciliation of the numerators and denominators used to calculate Earnings per share before extraordinary loss in the Consolidated Statements of Earnings:

                                                Three Months Ended   Nine Months Ended
                                                      March 31,           March 31,
                                                   1998      1997      1998      1997
                                                 -------   -------   -------   -------
Earnings per common share:
Earnings before extraordinary loss (numerator)   $ 7,151   $14,925   $24,663   $18,920

Weighted average shares  (denominator)            21,857    21,127    21,651    21,090

   Earnings before extraordinary loss            $  0.33   $  0.71   $  1.14   $  0.90
                                                 =======   =======   =======   =======
Earnings per common share - assuming dilution:
Earnings before extraordinary loss (numerator)   $ 7,151   $14,925   $24,663   $18,920

Weighted average shares                           21,857    21,127    21,651    21,090
Effect of Dilutive Options                         1,261     1,369     1,411     1,189
                                                 -------   -------   -------   -------
   Weighted averages shares -
      assuming dilution (denominator)             23,118    22,496    23,062    22,279

   Earnings before extraordinary loss            $  0.31   $  0.66   $  1.07   $  0.85
                                                 =======   =======   =======   =======

      During the three months ended March 31, 1998 there were 193 outstanding options which were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock for the period.

7. Commitments and Contingencies

      Litigation

      The Company, at March 31, 1998, was involved in lawsuits incidental to its business, including patent infringement actions. Management, based on the advice of legal counsel, believes that the ultimate disposition of these lawsuits will not have any significant adverse effect on the Company's consolidated financial statements.

Item 2.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations:
Comparison of the Quarter Ended March 31, 1998 to the Quarter Ended March 31, 1997 - (thousands of dollars)

                                    Three Months Ended
                                          March 31,
                                      1998       1997      Change
                                    --------   --------   --------
Revenues:
  Net product sales:

    Distributed                     $ 64,561   $ 44,846   $ 19,715
    Manufactured                      23,076     15,318      7,758
                                    --------   --------   --------
      Total net product sales         87,637     60,164     27,473
  Proceeds from supply agreements      8,750     24,550    (15,800)
                                    --------   --------   --------
Total revenues                      $ 96,387   $ 84,714   $ 11,673

Total revenues increased approximately 14% as a result of increased net product sales offset by a decrease in Proceeds from supply agreements.

The increase in net product sales was attributable to an increase in both distributed products and manufactured products. The distributed product sales increase was fueled by increases in demand for Tamoxifen and sales of Minocycline, which the Company began distributing in October 1997. Manufactured sales growth was primarily attributable to sales of Warfarin Sodium, which was launched in July 1997.

The 44% increase in distributed product sales, which primarily represents sales of Tamoxifen, was the result of accelerated buying by customers during the period, which the Company believes was attributable in part to, customers anticipating a price increase for Barr's Tamoxifen, which occurred on April 1, 1998. Increased demand for the 20 mg strength of Tamoxifen, which the Company began distributing in December 1996, and sales of Minocycline, which the Company began distributing in October 1997, also contributed to the increase. Tamoxifen is a patent protected product manufactured for the Company by the Innovator, and is distributed by the Company under a non-exclusive license agreement with the Innovator. Currently Tamoxifen only competes against the Innovator's products, which are sold under the brand name.

Net sales of manufactured products increased 51% primarily attributable to sales of Warfarin Sodium, which the Company launched in July 1997. Manufactured net sales include revenues from five new products in fiscal 1998 compared to four new products in fiscal 1997. These products represented approximately 33% and 13% of total manufactured sales in fiscal 1998 and 1997, respectively. Revenues from these products more than offset price declines and higher discounts on certain existing products.

Proceeds from supply agreements include amounts earned in accordance with a contingent, non-exclusive Supply Agreement ("Supply Agreement") between Bayer AG and Bayer Corporation ("Bayer") and the Company, which ends with the patent expiry in December 2003. During the term of the Supply Agreement, Bayer has the option of supplying Barr and an unrelated third party with ciprofloxacin hydrochloride to market and distribute pursuant to a license from Bayer or making quarterly cash payments to Barr and such third party, the first of which occurred in March 1998. If Bayer does not supply Barr with product, the Company expects its 1998 earnings related to the Supply Agreement to approximate the $24,550 initial payment received by Barr in January 1997. If Bayer elects to provide Barr with product, the amount Barr could earn would be dependent on market conditions.

Proceeds from supply agreements for the three months ended March 31, 1998 also includes $2,500 earned under a separate contingent supply agreement related to the ciprofloxacin litigation. If certain contingencies are satisfied, the Company will recognize an additional $2,000 and $1,500 under this separate agreement for the three months ended June 30, 1998 and September 30, 1998, respectively.

Cost of sales increased to $70,042 from $50,959 primarily related to an increase in net product sales. As a percentage of net product sales, cost of sales declined from 85% to 80%. This percentage decline is attributable to the launch of new manufactured products, which have higher margins than distributed products and other manufactured products.

Selling, general and administrative expenses increased to $9,929 from $6,520, but remained consistent at 11% of net product sales. The largest components of the dollar increase relate to legal and government affairs activities as well as higher expenses in promotions, advertising and clinical trial costs associated with Warfarin Sodium. The increased legal fees resulted from increased patent challenge activity. Government affairs expenses were higher in the current year due to the Company's activities directed at countering DuPont-Merck's continuing efforts to restrict substitution of Warfarin Sodium.

Total research and development expenses in the quarter increased 45% to $4,948 and remained consistent at 6% of net product sales. The increase is primarily the result of increased personnel costs to support the number of products in development, increased bio studies and higher raw material costs.

Interest income declined by $166 primarily due to a decrease in the average cash and cash equivalents balance.

Interest expense decreased $39 due to an increase in capitalized interest over the corresponding quarter of the prior fiscal year. The increase in capitalized interest was partially offset by higher interest expense and fees associated with the increase in total debt.

The tax rate of 39.2% is greater than the prior year due to the increase in government affairs expenditures, a portion of which are not deductible for taxes.

Results of Operations:
Comparison of the Nine Months Ended March 31, 1998 to the Nine Months Ended March 31, 1997 - (thousands of dollars)

                                    Nine Months Ended
                                         March 31
                                     1998       1997      Change
                                   --------   --------   --------
Revenues:
  Net product sales:
    Distributed                    $189,152   $144,531   $ 44,621
    Manufactured                     73,497     47,199     26,298
                                   --------   --------   --------
      Total net product sales       262,649    191,730     70,919
  Proceeds from supply agreements    22,333     24,550     (2,217)
                                   --------   --------   --------
Total revenues                     $284,982   $216,280   $ 68,702

Total revenues increased approximately 32% as a result of increased net product sales.

The increase in net product sales was attributable to an increase in both distributed products and manufactured products. The distributed product sales increase was fueled by increases in demand for Tamoxifen and sales of Minocycline, which the Company began distributing in October 1997. Manufactured sales growth was primarily attributable to sales of Warfarin Sodium, which was launched in July 1997.

The 31% increase in distributed product sales, which primarily represents sales of Tamoxifen, was the result of accelerated buying by customers during the period, which the Company believes was attributable in part to, customers anticipating a price increase for Barr's Tamoxifen which occurred on April 1, 1998. Increased demand for the 20 mg strength of Tamoxifen, which the Company began distributing in December 1996, also contributed to the increase.

Net sales of manufactured products increased 56% primarily attributable to sales of Warfarin Sodium, which the Company launched in July 1997. Manufactured net sales include revenues from five new products in fiscal 1998 compared to four new products in fiscal 1997. These products represented approximately 37% and 11% of total manufactured sales in fiscal 1998 and 1997, respectively. Revenue from these products more than offset price declines and higher discounts on certain existing products.

Cost of sales increased to $204,037 from $162,120 primarily related to an increase in net product sales. As a percentage of net product sales, cost of sales declined from 85% to 78%. This percentage decline is attributable to the launch of new manufactured products that have higher margins than distributed products and other existing products.

Selling, general and administrative expenses increased to $27,536 from $15,119. The largest components of the increase related to legal and government affairs activities as well as higher expenses in promotions, advertising and clinical trial costs associated with Warfarin Sodium. The increased legal fees resulted primarily from lower reimbursements received from patent challenge partners; the prior year expense reflected approximately $4,400 in reimbursement of legal fees. Government affairs expenses were higher in the current year due to the Company's activities directed at countering DuPont-Merck's continuing efforts to restrict substitution of Warfarin Sodium.

Total research and development expenses increased to $13,763 from $9,356. The increase is the result of increased personnel costs to support the number of products in development; higher raw material and outside clinical study costs including costs associated with the Company's proprietary drug program which was not in place in the prior year; and a strategic investment of more than $600, which was allocated to in-process research and development, for six Abbreviated New Drug Applications and related technologies. These increases were partially offset by reimbursements from a proprietary drug collaborator for certain development costs.

Interest income declined by $633 primarily due to a decrease in the average cash and cash equivalents balance.

Interest expense decreased $243 due to an increase in capitalized interest over the corresponding fiscal year. The increase in capitalized interest was partially offset by higher fees paid on the unsecured Tamoxifen balance (See
Note 3).

The tax rate of 38.7% is slightly higher than the previous year due to increased government affairs spending, a portion of which are not deductible for taxes.

In the quarter ended December 31, 1997, the Company incurred an extraordinary loss of $790 on the early extinguishment of debt.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased to $64,283 at March 31, 1998 from $31,923 at June 30, 1997. During the nine months ended March 31, 1998, the Company increased the cash held in its interest bearing cash collateral account from $11,239 at June 30, 1997 to $33,841. The Company expects to allocate more of its cash to this account during the next three months to reduce the fees it pays to the Innovator of Tamoxifen (see Note 3 to the Consolidated Financial Statements).

Cash provided by operating activities totaled $22,698 for the nine months ended March 31, 1998 as increases in accounts receivable were offset by net income of $23,873, inventory declines and higher accounts payable. The increase in accounts receivable and decrease in inventory were driven by a 37% increase in net product sales. Accounts receivable also increased due to the continuing accrual of revenue earned under the contingent, non-exclusive Supply Agreement ("Supply Agreement") entered into by the Company as part of its settlement with Bayer AG and Bayer Corporation. The first quarterly payment due under the Supply Agreement was received in March 1998.

During the first nine months of fiscal 1998, the Company invested approximately $17 million in capital expenditures primarily on its Virginia manufacturing and distribution facilities. Certain areas of the facility, including the warehouse and distribution area, became operational during the quarter. As a result, the Company expects its capital spending in the fourth quarter to be less than the average spending during the previous three quarters.

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

In addition, the Company replaced its $10,000 Secured Revolving Credit facility with a $20,000 Unsecured Revolving Credit facility, and the Company opted not to renew its $18,750 Equipment leasing facility. There were no borrowings outstanding under the Revolving Credit Facility at March 31, 1998.

In March 1998, the Company and its largest shareholder completed a secondary stock offering in which the Company sold 430,000 common shares that provided funds to the Company of $14,521. The funds will be used for general corporate purposes including expansion of working capital and potential acquisitions of companies and/or selected products that are complementary to the existing business.

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

Other Matters

New Accounting Pronouncement
Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This Statement requires companies to replace the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the Statements of Earnings and a reconciliation of the basic EPS computation to the diluted EPS computation. All prior period EPS data has been restated to conform with the provisions of SFAS No. 128. See Note 6 to the Consolidated Financial Statements for the reconciliation.

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

Forward Looking Statements

Except for the historical information contained herein, this Form 10-Q contains forward looking statements that involve a number of risks and uncertainties including the timing and outcome of legal proceedings, the regulatory environment, fluctuations in operating results, capital spending, the impact of Year 2000 issues on the business and other risks detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.

                             BARR LABORATORIES, INC.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

            Fluoxetine Hydrochloride Patent Challenge

            In February 1996, Barr filed an ANDA seeking approval from the FDA to market fluoxetine hydrochloride, the generic equivalent of Eli Lilly Company's ("Lilly") Prozac. The Company notified Lilly pursuant to the provisions of the Waxman-Hatch Act. As previously indicated in the Company's Annual Report on Form 10-K for the year ended, June 30, 1997, on April 19, 1996, Lilly filed a patent infringement seeking to prevent Barr from marketing fluoxetine until certain U.S. patents expire in 2003. The Company is vigorously pursuing this case and is anticipating a trial in 1999.

            Invamed, Inc. Lawsuit

            On February 25, 1998, Invamed, Inc. ("Invamed") named the Company as a defendant in a lawsuit filed in the United States District Court for the Southern District of New York, charging that the Company unlawfully blocked access to the raw material source for generic Warfarin Sodium. The Company believes that the suit filed against it by Invamed is without merit and intends to vigorously defend its position.

            DuPont Merck Anti-Trust Suit

            On March 9, 1998, the Company filed an anti-trust suit against DuPont Merck Pharmaceutical Company ("DuPont Merck") in the United States District Court for the Southern District of New York, charging that DuPont Merck has acted unlawfully to impede the marketplace acceptance of Barr's generic version of the anti-coagulant Coumadin. The Company's suit charges that DuPont Merck's actions violated federal anti-trust laws, as well as the Lanham Act and the New York Deceptive Acts and Practices Act. The Company intends to vigorously prosecute this case.


Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibit Number    Exhibit
            --------------    -------

            27.1              Financial data schedule
            27.2              Financial data schedule
            27.3              Financial data schedule

(b) The following reports were filed by the Company on Form 8-K in the quarter ended March 31, 1998.

            Report Date             Item Reported
            -----------             -------------
            February 25, 1998       Company's response to lawsuit filed by
                                    Invamed, Inc.

            March 9, 1998           Company's anti-trust suit against DuPont
                                    Merck Pharmaceutical Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     BARR LABORATORIES, INC.



Dated:   May 8, 1998                                 /s/ William T. McKee
                                                     --------------------
                                                     William T. McKee
                                                     Chief Financial Officer