Form 10-K405
period 1998-06-30
BARR LABORATORIES INC
filed 1998-09-22
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998 or

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

      Securities registered pursuant     Name of each exchange on
       to Section 12(b) of the Act:         which registered:
            Title of each class
       Common Stock, Par Value $0.01     New York Stock Exchange

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

Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the Registrant held by nonaffiliates was approximately $527,693,496 as of June 30, 1998 (assuming solely for purposes of this calculation that all Directors and Officers of the Registrant are "affiliates").

Number of shares of Common Stock, Par Value $.01, outstanding as of June 30, 1998: 22,306,690.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S 1998 ANNUAL REPORT TO SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN PART II AND PART IV HEREOF. PORTIONS OF THE REGISTRANT'S 1998 PROXY STATEMENT ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

                                     PART I

ITEM 1. BUSINESS

Barr Laboratories, Inc. ("Barr" or the "Company") is an established pharmaceutical company engaged in the development, manufacture and marketing of generic and proprietary prescription pharmaceuticals. The Company was founded in 1970 by Mr. Edwin A. Cohen and a partner, and commenced active business in 1972 as a manufacturer of generic drug products. Barr is listed on the New York Stock Exchange (NYSE-BRL).

The Company currently markets 70 products, representing various dosage strengths and product forms of 34 chemical entities. The Company's product line is concentrated primarily on six core therapeutic categories: oncology, female healthcare, cardiovascular, anti-infectives, pain management and psychotherapeutics.

The Company's business strategy has three core components: (i) the development and marketing of generic pharmaceuticals that have one or more barriers to entry, (ii) challenging patents protecting select brand pharmaceuticals where the Company believes that such patents are either invalid, unenforceable or not infringed by the Company's product, and (iii) the development and introduction of proprietary pharmaceuticals most of which will have some form of market exclusivity.

Generic pharmaceuticals represent an increasing proportion of medicines dispensed in the U.S. In 1996, the U.S. generic pharmaceutical industry had total U.S. sales of approximately $9 billion. Industry sources also estimate that pharmaceuticals with 1996 U.S. sales in excess of $6 billion are already off-patent and have no generic competition. In addition, industry sources estimate that, through the year ended 2002, branded drugs with 1996 U.S. sales of approximately $11 billion will lose patent protection. The Company believes that the market for generic pharmaceuticals will continue to grow, driven by two primary factors. The first factor is the future commercialization of generic versions of drugs with patents that (i) have already expired or (ii) will expire over the next several years. The Company believes a second factor driving growth will be increasing rates at which generic pharmaceuticals are substituted for branded drugs.

The marketplace economics that impact the much larger, multi-national pharmaceutical companies may limit their willingness to provide orphan drug products or therapies where the patient population is too small to provide a sufficient return on investment. The Company believes that these areas could provide an opportunity for limited competition for proprietary products.

Current Products and Supply Agreements

The Company's largest selling product is Tamoxifen Citrate ("Tamoxifen"), the generic equivalent of Nolvadex(R), which is used to treat advanced breast cancer as well as impede the recurrence of tumors following surgery. Tamoxifen accounted for approximately 68%, 76% and 74% of the Company's net product sales during fiscal 1998, 1997 and 1996, respectively.

In 1993, as a result of a settlement of a patent challenge against the Innovator of Tamoxifen, the Company entered into a non-exclusive supply and distribution agreement (the "Tamoxifen Agreement"). Under the terms of the Tamoxifen Agreement, Barr purchases Tamoxifen directly from the Innovator and sells it as a generic product. The Company is the only distributor of

Tamoxifen in the U.S. other than the Innovator. Although it is a non-exclusive distributor, the Tamoxifen Agreement provides that should an additional distributor or distributors be selected by the Innovator, Barr will be granted terms no less favorable than those granted to any subsequent distributor. Furthermore, the Company has a tentatively approved Abbreviated New Drug Application ("ANDA") for the manufacture of Tamoxifen. Therefore, at the time of patent expiration in August 2002 (or should another company's patent challenge succeed), Barr will be permitted to immediately begin the direct manufacture of Tamoxifen. Manufacturing Tamoxifen would significantly lower Barr's cost of goods for this product and the Company believes its profit margins on Tamoxifen would improve. Within the last 24 months, a court upheld the Tamoxifen patent in a challenge brought by another generic pharmaceutical company. In addition, the Company is aware of 2 other challenges currently pending against Tamoxifen. Although the final outcome of any such litigation is uncertain, to date no other challenge to Tamoxifen has been successful.

The Company's most significant recent product introduction is Warfarin Sodium, which was launched by the Company in July 1997. Warfarin Sodium is the generic equivalent of DuPont Pharmaceutical Company's Coumadin(R), an anti-coagulant that is given to patients with heart disease and/or high risk of stroke. Coumadin had U.S. sales of approximately $535 million in 1997. Although another generic competitor has received an ANDA approval for Warfarin Sodium, Barr is currently the only company marketing a generic equivalent of Coumadin. The Company believes that there will be limited generic competition for this product because of a number of barriers to entry, including difficulty of sourcing raw material, the need for specialized manufacturing facilities and marketing barriers created by DuPont Pharmaceutical Company to oppose generic substitution.

In January 1997, the Company and the Innovator of Ciprofloxacin settled pending patent litigation. Ciprofloxacin is the generic equivalent of Bayer's Cipro(R), which is used to treat lower respiratory, skin, bone and joint, and urinary tract infections. As part of the settlement of the patent challenge, the Company entered into a contingent, non-exclusive supply agreement (the "Ciprofloxacin Agreement") which ends with the expiration of the patent in December 2003. Under the Ciprofloxacin Agreement, the Innovator has the option to make payments to Barr or to provide Barr with quantities of Ciprofloxacin that Barr would market as a generic pursuant to a license from the Innovator. If the Innovator chooses not to provide the product to Barr, Barr would receive quarterly income and cash flow of $6 million to $8 million throughout the life of the Ciprofloxacin Agreement. In August, the Company was notified that another challenge was filed against Ciprofloxacin. Although the timing and final outcome of any such litigation is uncertain, the Company believes that it will be several years before any litigation regarding Ciprofloxacin is finally adjudicated.

Product Development

The Company's objective is to utilize its research and development and manufacturing capabilities to maximize return on shareholder investment. To achieve this objective, the Company focuses it resources on three core strategies:

Development and Marketing of Selected Generic (Off-Patent) Pharmaceuticals. The Company principally pursues the development and marketing of generic pharmaceuticals that have one or more barriers to entry. The Company rarely pursues those products where it expects that a significant number of its competitors will successfully develop a generic product. The Company believes products with such barriers will face limited competition and therefore provide longer product life-cycles and/or higher profitability than commodity generic products.

Challenging Patents Protecting Certain Brand Pharmaceuticals. The Company pursues development and marketing of branded pharmaceuticals protected by patents where the Company believes that such patents are either invalid or not infringed by the Company's product. This strategy is an extension of the Company's generic strategy, in that, issued patents, even invalid patents, present barriers to entry to companies that do not have the capabilities to assess and challenge the validity of such patents. The Company believes that the successful development of pharmaceuticals that were perceived by competitors to be patent protected may offer longer product life-cycles and/or higher profitability.

Development and Introduction of Proprietary Pharmaceuticals. The Company is pursuing the development of proprietary pharmaceuticals that may have some period of exclusivity, typically from three to seven years. The Company believes that such products will produce higher and more consistent profitability than the typical generic product. The Company anticipates that the majority of its proprietary products will be developed with strategic partners and marketed by those partners through detail product sales forces or other appropriate channels.

In September, the FDA approved the first product from Barr's proprietary product development program - a contraceptive co-developed with Gynetics, Inc. The product, the PREVEN(TM) Emergency Contraceptive Kit, is the first FDA-approved product specifically designed to prevent pregnancy within 72 hours of unprotected intercourse. Barr helped to develop and submit the new product application to the FDA and will manufacture the oral contraceptive tablets that are part of the PREVEN Kit. Gynetics will be responsible for marketing the product.

For the fiscal years ended June 30, 1998, 1997, and 1996, total research and development expenditures were approximately $19 million, $14 million and $11 million, respectively. Management anticipates that research and development expenditures in fiscal 1999 will exceed comparable expenditures in fiscal 1998.

Marketing and Customers

The Company markets its products to customers in the United States and Puerto Rico through an integrated sales and marketing force. The activities of the sales force are supplemented by customer service representatives who inform the Company's customers of new products, process orders and advise of order status and current pricing.

The Company's customer base includes drug store chains, food chains, mass merchandisers, wholesalers, distributors, managed care organizations, mail order accounts, government/military and repackagers. The Company's products are sold under the Barr label as well as private labels of several distributors.

The Company has approximately 180 direct purchasing customers and 100 indirect customers that purchase the Company's products via wholesalers. In fiscal 1998, 1997 and 1996, McKesson Drug Company, the nations largest wholesaler, accounted for approximately 12%, 13% and 10%, respectively, of net product sales. No other customer accounted for greater than 10% of sales in any of the last three fiscal years.

During the past two years the Company's customer base underwent significant consolidation, particularly in the chain drug store, distributor and wholesaler trade classes. To date, this consolidation has had no adverse impact on the Company's business. The Company believes that it has excellent relationships with its key customers, but there can be no assurance that continued consolidation will not impact the Company's business, or that such impact might not be significant.

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

Raw Materials

The active chemical raw materials essential to the Company's business are bulk pharmaceutical chemicals, which are purchased from numerous manufacturers in the U.S. and throughout the world. All purchases are made in United States dollars, and therefore, while currency fluctuations do not have an immediate impact on prices the Company pays, such fluctuations may, over time, have an effect on prices to the Company. In addition, because prior U.S. Food and Drug Administration ("FDA") approval of raw material suppliers is required, if raw materials from an approved supplier were to become unavailable, the required FDA approval of a new supplier could cause a significant delay in the manufacture of the drug product affected. However, in some cases, the Company has a FDA approved alternate supplier which would mitigate the effect of any such delay. To date, the Company has not experienced any significant delays from lack of raw material availability. However, there can be no assurance that significant delays will not occur in the future.

Employees

As of June 30, 1998, the Company had approximately 557 full-time employees. Of these, approximately one-quarter are represented by a union that has a collective bargaining agreement with the Company. The Company's current collective bargaining agreement with its employees, who are represented by Local 8-149 of the Oil, Chemical and Atomic Workers International Union ("OCAW"), expires on April 1, 2001.

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

ANDA Process

FDA approval is required before a generic equivalent to a previously approved drug or a new dosage form of an existing drug can be marketed. The Company usually receives approval for such products by submitting an ANDA to the FDA. When processing an ANDA, the FDA waives the requirement of conducting complete clinical studies, although it may require bioavailability and/or bioequivalence studies. "Bioavailability" indicates the rate and extent of absorption and levels of concentration of a drug product in the blood stream needed to produce a therapeutic effect. "Bioequivalence" compares the bioavailability of one drug product with another, and when established, indicates that the rate of absorption and levels of concentration of a generic drug in the body are substantially equivalent to the previously approved drug. An ANDA may be submitted for a drug on the basis that it is the equivalent to a previously approved drug or, in the case of a new dosage form, is suitable for use for the indications specified.

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

In May of 1992, the Generic Drug Act of 1992 (the "Act") was enacted. The Act, a result of the legislative hearings and investigations into the generic drug approval process, allows the FDA to impose debarment and other penalties on individuals and companies that commit certain illegal acts relating to the generic drug approval process. In some situations, the Act requires the FDA to debar (i.e., not accept or review ANDAs for a period of time) a company or an individual that has committed certain violations. It also provides for temporary denial of approval of applications during the investigation of certain violations that could lead to debarment and also, in more limited circumstances, provides for the suspension of the marketing of approved drugs by the affected company. Lastly, the Act allows for civil penalties and withdrawal of previously approved applications. Neither the Company nor any of its employees have ever been subject to debarment.

NDA Process

FDA approval is required before any new drug can be marketed. A New Drug Application ("NDA") is a filing submitted to the FDA to obtain approval of a drug not eligible for an ANDA and must contain complete pre-clinical and clinical safety and efficacy data or a right of reference to such data. Before dosing a new drug in healthy human subjects or patients may begin, stringent government requirements for pre-clinical data must be satisfied. The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.

Clinical trials are typically conducted in three sequential phases, although the phases may overlap. Data from pre-clinical testing and clinical trials are submitted to the FDA as a NDA for marketing approval and to other health authorities as a marketing authorization application. The process of completing clinical trials for a new drug may take several years and require the expenditure of substantial resources. Preparing a NDA or marketing authorization application involves considerable data collection, verification, analysis and expense, and there can be no assurance that approval from the FDA or any other health authority will be granted on a timely basis, if at all. The approval process is affected by a number of factors, primarily the risks and benefits demonstrated in clinical trials as well as the severity of the disease and the availability of alternative treatments. The FDA or other health authorities may deny a NDA or marketing authorization application if the regulatory criteria are not satisfied, or such authorities may require additional testing or information.

Even after initial FDA or other health authority approval has been obtained, further studies may be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Additionally, the FDA regulates post-approval promotional labeling and advertising activities to assure that such activities are being conducted in conformity with statutory and regulatory requirements.

DEA

Because the Company markets some and intends to introduce or reintroduce a wide range of controlled substances in its analgesic and psychotherapeutic product lines, it must meet the requirements of the Controlled Substances Act and the regulations issued thereunder and administered by the DEA. These regulations include stringent requirements for manufacturing controls and security to prevent diversion of or unauthorized access to the drugs in each stage of the production and distribution process. The DEA monitors allocation to the Company of raw materials used in the production of controlled substances based on historical sales data. The Company believes it is currently in compliance with all applicable DEA requirements.

Government Relations Activities

During the past two years, the branded pharmaceutical industry has increased its efforts to utilize state and federal legislative and regulatory forums to delay generic competition, or limit the severe market erosion they can experience which occurs once monopoly protection is lost for the branded product. To achieve these goals, the brand pharmaceutical companies have attempted to use the Citizen Petition process (i.e. petition directly to the FDA) to request amendments to FDA standards, sought changes in United States Pharmacopeia requirements, and sought to attach patent extension amendments to important federal legislation. Another anti-generic defense strategy involves state-by-state initiatives to enact legislation that would impose restrictions on the substitution of equivalent generic drugs. Using such terminology as narrow therapeutic index and "critical care" to define subcategories of drug products, the brand industry is attempting to erroneously suggest that there are clinical differences between brand and generic products that require additional attention by the prescribing physician or limits on substitution. Since January 1997, Barr has engaged the resources necessary to fight proposed legislation in a number of major states.

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

Effect of the General Agreement on Tariffs and Trade ("GATT")

With the signing of the GATT accord in December 1994, one of the provisions called for harmonization of patent life throughout GATT countries. U.S. enabling legislation had provisions that in effect offered a limited extension of the period of monopoly protection for intellectual property including patents. While a number of patented drugs will receive extended patent protection (the maximum extension being 36 months) as a result of this enabling legislation, the patent extensions resulting from the implementation of GATT are not expected to materially impact any of the product candidates in Barr's current pipeline.

Other

The Company is also governed by federal, state and local laws of general applicability, such as laws regulating working conditions, equal employment opportunity, and environmental protection.

ITEM 2. PROPERTIES

Barr has facilities and operations in Pomona and Blauvelt, New York; Northvale, New Jersey; and Forest, Virginia. The following table presents the facilities owned or leased by the Company and indicates the location and type of each of these facilities.

                     SQUARE
LOCATION             FOOTAGE       STATUS      DESCRIPTION
--------             -------       ------      -----------
NEW JERSEY
Northvale             26,500       Owned       Manufacturing
Northvale             57,000       Leased      Warehouse

NEW YORK
Blauvelt              50,000       Leased      Corporate Administration
Pomona 1              33,000       Owned       R&D Laboratories, Manufacturing
Pomona 2              44,000       Owned       Laboratories, Administrative
                                               Offices, Manufacturing

VIRGINIA
Forest               168,000       Owned       Administrative Offices,
                                               Manufacturing, Warehouse,
                                               Packaging, Distribution


Over the past three fiscal years, the Company has spent approximately $72 million in capital expenditures to expand manufacturing capacity and strengthen certain competitive advantages.

ITEM 3. LEGAL PROCEEDINGS

Fluoxetine Hydrochloride Patent Challenge

In February 1996, Barr filed an ANDA seeking approval from the FDA to market fluoxetine hydrochloride ("Fluoxetine"), the generic equivalent of Eli Lilly Company's ("Lilly") Prozac(R). The Company notified Lilly pursuant to the provisions of the Waxman-Hatch Act, and, on April 19, 1996, Lilly filed a patent infringement action in the United States District Court for the Southern District of Indiana - Indianapolis Division seeking to prevent Barr from marketing Fluoxetine until certain U.S. patents expire in 2003. The Company is pursuing this case vigorously and a trial date has been set for January 1999.

Invamed, Inc. Lawsuit

On February 25, 1998, Invamed, Inc. ("Invamed") named the Company and several others as defendants in a lawsuit filed in the United States District Court for the Southern District of New York, charging that the Company unlawfully blocked access to the raw material source for Warfarin Sodium. The Company believes that the suit filed against it by Invamed is without merit and intends to defend its position vigorously. This action is currently in discovery stage. It is anticipated that this matter will take several years to be resolved but an adverse judgement could have a material adverse impact on the Company's consolidated financial statements.

DuPont Anti-Trust Suit

On March 9, 1998, the Company filed an anti-trust suit against DuPont Merck Pharmaceutical Company ("DuPont Merck") in the United States District Court for the Southern District of New York, charging that DuPont Merck has acted unlawfully to impede the marketplace acceptance of Barr's generic version of the anti-coagulant Coumadin. The Company's suit charges that DuPont Merck's actions violated federal anti-trust laws, as well as the Lanham Act and the New York Deceptive Acts and Practices Act. The Company intends to prosecute this case vigorously.

Miscellaneous

As of June 30, 1998, the Company was involved, as plaintiff and defendant, in other lawsuits incidental to its business. Management of the Company, based on the advice of legal counsel, believes that the disposition of such litigation will not have any significant adverse effect on the Company's consolidated financial statements.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The information required by Item 5 is included on page 42 of the 1998 Annual Report to Shareholders ("Annual Report") and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by Item 6 is included on page 44 of the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is included on pages 23 through 27 of the Annual Report and is incorporated herein by reference.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for a change in interest rates relates primarily to the Company's investment portfolio of $80 million and debt instruments of $37 million. The Company does not use derivative financial instruments.

The Company's investment portfolio consists of cash and cash equivalents and marketable securities classified as "available for sale". The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio in a variety of high credit quality securities, including U.S. government and corporate obligations, certificates of deposit and money market funds. Approximately 91% of the Company's portfolio matures in less than three months and the remaining 9% matures in less than one year. The carrying value of the investment portfolio approximates the market value at June 30, 1998. Because the Company's investments are diversified and are of relatively short maturity, a hypothetical 10% change in interest rates would not have a material effect on the Company's consolidated financial statements.

Approximately 82% of the Company's debt instruments at June 30, 1998 are subject to fixed interest rates and principal payments. The related note purchase agreements permit the Company to prepay these notes prior to their scheduled maturity, but would require the Company to pay a prepayment fee based on current market rates and the note rates. The remaining 18% of debt instruments are primarily subject to variable interest rates based on LIBOR and have fixed principal payments. The fair value of all debt instruments is approximately $34 million at June 30, 1998. Management does not believe that any risk inherent in the variable-rate nature of these instruments is likely to have a material effect on the Company's consolidated financial statements.

The Company's $20 million Unsecured Revolving Credit Facility ("Revolver") has an interest rate based on the prime rate or LIBOR plus 0.75, at the Company's option. The Company currently maintains a zero balance on the Revolver (at June 30, 1998, the outstanding balance was $2.5 million). If the Company were to draw down on the line prior to its expiration in July 2000, and an unpredicted increase in both alternate rates occurred, it would not be likely to have a material effect on the Company's consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included on pages 28 through 43 of the Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers are as follows:

       NAME                 AGE           POSITION
Bruce L. Downey          50        Chairman of the Board, Chief Executive
                                   Officer and President

Paul M. Bisaro           37        Senior Vice President, Strategic Business
                                   Development, General Counsel and Secretary

Timothy P. Catlett       43        Senior Vice President, Sales and Marketing

Mary E. Petit            49        Senior Vice President, Operations

Salah U. Ahmed           44        Vice President, Product Development

Ezzeldin A. Hamza        47        Vice President, Research and Development

Catherine F. Higgins     46        Vice President, Human Resources

William T. McKee         37        Vice President, Chief Financial Officer
                                   and Treasurer

Gerald F. Price          51        Vice President, Manufacturing and
                                   Engineering

         BRUCE L. DOWNEY became the Company's President, Chief Operating Officer and a member of the Board of Directors in January 1993 and was elected Chairman of the Board and Chief Executive Officer in February of 1994. Prior to assuming these positions, from 1981 to 1993, Mr. Downey was a partner in the law firm of Winston & Strawn and a predecessor firm of Bishop, Cook, Purcell and Reynolds. Mr. Downey is also a director of Warner Chilcott plc. (NASDAQ).

         PAUL M. BISARO became the Company's General Counsel in July 1992, was elected Secretary of the Company in September 1992 and elected a Vice President in 1993. In August 1994, Mr. Bisaro was elected to the position of Chief Financial Officer. In September 1996, Mr. Bisaro was elected to the position of Senior Vice President-Strategic Business Development. In June 1998, Mr. Bisaro was elected to the Company's Board of Directors. Prior to assuming these positions with the Company, he was associated with the law firm of Winston & Strawn and a predecessor firm, Bishop, Cook, Purcell and Reynolds. Prior to his association with Winston & Strawn, Mr. Bisaro was a Consultant with Arthur Anderson & Co.

TIMOTHY P. CATLETT was employed by the Company in February 1995 as Vice President, Sales and Marketing. In September 1997, Mr. Catlett was elected to Senior

Vice President of Sales and Marketing. From 1978 through 1993, Mr. Catlett held a number of positions with the Lederle Laboratories division of American Cyanamid including Vice President, Cardiovascular Marketing.

         MARY E. PETIT was employed by the Company in January 1995 as Vice President, Quality. In September 1996, Dr. Petit was elected to the position of Senior Vice President-Operations. From June 1992 to January 1995, Dr. Petit was Vice President, Quality Management with the Lederle Laboratories division of American Cyanamid. Dr. Petit held positions of increasing responsibility during her 12 year tenure with Lederle.

         SALAH U. AHMED was employed by the Company as Director of Research and Development in 1993. Dr. Ahmed was named Vice President, Product Development in September 1996. Before joining Barr, Dr. Ahmed was a Senior Scientist with Forest Laboratories, Inc. from 1989 to 1993.

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

         WILLIAM T. MCKEE was employed by the Company in January 1995 as Director of Finance and was appointed Treasurer in March 1995. In September 1996 Mr. McKee was elected to the position of Chief Financial Officer, and in December 1997 Mr. McKee was elected Vice President. Prior to joining the Company, Mr. McKee served as Vice President-Finance for Absolute Entertainment Inc. From September 1983 through June 1993, Mr. McKee held management positions in the accounting firms of Deloitte & Touche LLP and Gramkow & Carnevale, CPAs. Mr. McKee is a C.P.A.

         GERALD F. PRICE was employed by the Company in January 1990 as Vice President, Manufacturing and Engineering. He was elected an officer of the Company in January 1990. Prior to assuming these positions, he served as Group Vice President-Operations of Del Laboratories.

The Company's directors and executive officers are elected annually to serve until the next annual meeting or until their successors have been elected and qualified. The directors of the Company and their business experience are set forth in the section headed "Information on Nominees" of the Company's Notice of Annual Meeting of Shareholders, dated October 22, 1998 (the "Proxy Statement") and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

A description of the compensation of the Company's executive officers is set forth in the sections headed "Executive Compensation", "Option Grants", "Option Exercises and Option Values" and "Executive Agreements" of the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A description of the security ownership of certain beneficial owners and management is set forth in the sections headed "Ownership of Securities" and "Changes in Control" of the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A description of certain relationships and related transactions is set forth in the section headed "Certain Relationships and Related Transactions" of the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Financial Statement Schedules:

         The consolidated balance sheets as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1998 and the related notes to the consolidated financial statements, together with the Independent Auditors' Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 5 through 8, the Annual Report is not deemed filed as part of this report. The following additional financial data should be read in conjunction with the financial statements in the Annual Report. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes.

                                                                            Page
         Independent Auditors' Report                                        20
         Financial Statement Schedule:
           II Valuation and Qualifying Accounts                              21

Exhibits

3.1      Restated Certificate of Incorporation of the Registrant

3.2      Amended and Restated By-Laws of the Registrant(1)

4.1      Loan and Security Agreement dated April 12, 1996 (9)

4.2      Amended and Restated Loan Agreement dated November 18, 1997 (9)

4.3      Note Purchase Agreements dated November 18, 1997 (1)

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

10.11    1993 Employee Stock Purchase Plan (6)

10.12    1993 Stock Option Plan for Non-Employee Directors (7)

10.13    Agreement with Edwin A. Cohen and Amendment thereto (8)

10.14 Distribution and Supply Agreement for Ciprofloxacin Hydrochloride dated January 1997 (10)

13.0     1998 Annual Report to Shareholders

21.0     Subsidiaries of the Company (11)

23.0     Consent of Deloitte & Touche LLP

27.0     Financial Data Schedule

(1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference.

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

                             BARR LABORATORIES, INC.

        Signature                    Title                      Date

BY BRUCE L. DOWNEY         Chairman of the Board,         September 9, 1998
  (Bruce L. Downey)        Chief Executive Officer & President

BY WILLIAM T. MCKEE        Vice President, Chief          September 9, 1998
  (William T. McKee)       Financial Officer & Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                    Title                      Date

BRUCE L. DOWNEY            Chairman of the Board,         September 9, 1998
(Bruce L. Downey)          Chief Executive Officer &
                           President

EDWIN A. COHEN             Vice Chairman of the Board     September 9, 1998
(Edwin A. Cohen)

PAUL M. BISARO             Director                       September 9, 1998
(Paul  M. Bisaro)

ROBERT J. BOLGER           Director                       September 9, 1998
(Robert J. Bolger)

MICHAEL F. FLORENCE        Director                       September 9, 1998
(Michael F. Florence)

JACOB M. KAY               Director                       September 9, 1998
(Jacob M. Kay)

BERNARD C. SHERMAN         Director                       September 9, 1998
(Bernard C. Sherman)

GEORGE P. STEPHAN          Director                       September 9, 1998
(George P. Stephan)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Barr Laboratories, Inc.:

We have audited the financial statements of Barr Laboratories, Inc. and subsidiaries (the "Company") as of June 30, 1998 and 1997, and for each of the three years in the period ended June 30, 1998, and have issued our report thereon dated August 19, 1998; such financial statements and report are included in your June 30, 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Barr Laboratories, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
August 19, 1998

                                                                     SCHEDULE II

BARR LABORATORIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                         BALANCE AT    ADDITIONS,  RECOVERY
                                        BEGINNING OF   COSTS AND    AGAINST     DEDUCTIONS,  BALANCE AT
                                           YEAR        EXPENSE     WRITE-OFFS   WRITE-OFFS   END OF YEAR
                                           ----        -------     ----------   ----------   -----------
Allowance for doubtful accounts:
  Year ended June 30, 1996                $  400       $   95       $    2       $  305       $  192
  Year ended June 30, 1997                   192          735           22          679          270
  Year ended June 30, 1998                   270          180            1          189          262

Reserve for returns and allowances:
  Year ended June 30, 1996                 1,700        5,114         --          5,207        1,607
  Year ended June 30, 1997                 1,607        5,105         --          5,362        1,350
  Year ended June 30, 1998                 1,350        5,003         --          3,877        2,476

Inventory reserves:
  Year ended June 30, 1996                 3,550        2,359         --          4,630        1,279
  Year ended June 30, 1997                 1,279        5,334         --          2,978        3,635
  Year ended June 30, 1998                 3,635        8,043         --          6,103        5,575

                                Exhibit Index

Exhibits                         Description
--------                         -----------

3.1      Restated Certificate of Incorporation of the Registrant

3.2      Amended and Restated By-Laws of the Registrant(1)

4.1      Loan and Security Agreement dated April 12, 1996 (9)

4.2      Amended and Restated Loan Agreement dated November 18, 1997 (9)

4.3      Note Purchase Agreements dated November 18, 1997 (1)

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

10.11    1993 Employee Stock Purchase Plan (6)

10.12    1993 Stock Option Plan for Non-Employee Directors (7)

10.13    Agreement with Edwin A. Cohen and Amendment thereto (8)

10.14 Distribution and Supply Agreement for Ciprofloxacin Hydrochloride dated January 1997 (10)

13.0     1998 Annual Report to Shareholders

21.0     Subsidiaries of the Company (11)

23.0     Consent of Deloitte & Touche LLP

27.0     Financial Data Schedule

(1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference.

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