Form 10-Q
period 1998-09-30
BARR LABORATORIES INC
filed 1998-11-12
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1998 or


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

Yes  /X/    No / /

Number of shares of common stock, par value $.01, outstanding as of September 30, 1998: 22,379,847

                             BARR LABORATORIES, INC.


                        INDEX                                     PAGE
                        -----                                     ----
PART  I.    FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets as of
                 September 30, 1998 and June 30, 1998               3

                 Consolidated Statements of Earnings
                 for the three months ended September 30,
                 1998 and 1997                                      4

                 Consolidated Statements of Cash Flows
                 for the three months ended
                 September 30, 1998 and 1997                        5

                 Notes to Consolidated Financial
                 Statements                                        6-8

      Item 2.    Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                            9-11

PART II.    OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K                  12


SIGNATURES                                                         12

                             BARR LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                             SEPTEMBER 30,            JUNE 30,
                                                                 1998                  1998
                                                               ---------             ---------
                       ASSETS
Current assets:
   Cash and cash equivalents                                   $  60,285             $  72,956
   Marketable securities                                           7,800                 7,320
   Accounts receivable, less allowances
     of $2,777 and $2,738, respectively                           52,445                46,760
   Supply agreement receivable                                    14,917                14,667
   Inventories                                                    92,987                74,377
   Prepaid expenses                                                  603                   806
                                                               ---------             ---------
     Total current assets                                        229,037               216,886


Property, plant and equipment, net                                91,010                90,649
Other assets                                                       5,032                 3,316
                                                               ---------             ---------

     Total assets                                              $ 325,079             $ 310,851
                                                               =========             =========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                            $ 105,549             $ 103,321
   Accrued liabilities                                             8,490                 9,460
   Deferred income taxes                                           1,000                 1,000
   Current portion of long-term debt                               1,967                 4,467
   Income taxes payable                                            7,837                 3,357
                                                               ---------             ---------
     Total current liabilities                                   124,843               121,605

Long-term debt                                                    32,039                32,174
Other liabilities                                                    165                   162
Deferred income taxes                                                625                   981

Commitments & Contingencies

Shareholders' equity
   Common stock $.01 par value per share;
   authorized 100,000,000; issued 22,497,802
   and 22,424,645, respectively                                      225                   224
   Additional paid-in capital                                     68,908                68,064
   Retained earnings                                              99,800                88,596
   Unrealized loss on investments                                 (1,513)                 (942)
                                                               ---------             ---------
                                                                 167,420               155,942

   Treasury stock at cost: 117,955 shares                            (13)                  (13)
                                                               ---------             ---------
     Total shareholders' equity                                  167,407               155,929
                                                               ---------             ---------

     Total liabilities and shareholders' equity                $ 325,079             $ 310,851
                                                               =========             =========


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                           BARR LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                           1998                 1997
                                                         --------             --------
Revenues:
  Product sales                                          $ 89,149             $ 89,101
  Proceeds from supply agreements                           8,000                7,166
                                                         --------             --------
Total revenues                                             97,149               96,267

Costs and expenses:
  Cost of sales                                            63,908               65,226
  Selling, general and administrative                       9,943                9,133
  Research and development                                  5,370                5,198
                                                         --------             --------

Earnings from operations                                   17,928               16,710

Interest income                                               972                  376
Interest expense                                             (659)                (237)
Other (expense) income                                        (14)                  17
                                                         --------             --------
Earnings before income taxes                               18,227               16,866

Income tax expense                                          7,023                6,469
                                                         --------             --------
Net earnings                                             $ 11,204             $ 10,397
                                                         ========             ========

Earnings per common share                                $   0.50             $   0.48
                                                         ========             ========

Earnings per common share - assuming dilution            $   0.48             $   0.45
                                                         ========             ========

Weighted average shares                                    22,335               21,467
                                                         ========             ========

Weighted average shares - assuming dilution                23,458               23,054
                                                         ========             ========


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                     1998                 1997
                                                                                   --------             --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net earnings                                                                    $ 11,204             $ 10,397
   Adjustments to reconcile net earnings to net cash from (used
   in) operating activities:
      Depreciation and amortization                                                   2,062                1,291
      Deferred income tax (benefit) expense                                              (1)               2,601
      Other, net                                                                         19                   --
   Changes in assets and liabilities:
     (Increase) decrease in:
      Accounts receivable and supply agreement receivable, net                       (5,935)             (25,318)
      Inventories                                                                   (18,610)               7,276
      Prepaid expenses                                                                  203                 (192)
      Other assets                                                                     (478)                 (52)
     Increase (decrease) in:
      Accounts payable, accrued liabilities and  other                                1,261                  186
      Income taxes payable                                                            4,480                2,509
                                                                                   --------             --------
     Net cash (used in) operating activities                                         (5,795)              (1,302)
                                                                                   --------             --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                        (2,390)              (5,876)
   Purchases of strategic investments                                                (2,250)              (4,069)
   Other, net                                                                          (446)                  65
                                                                                   --------             --------
     Net cash (used in) investing activities                                         (5,086)              (9,880)
                                                                                   --------             --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                (135)                (136)
   Activity on revolving line of credit, net                                         (2,500)                  --
   Proceeds from exercise of stock options and employee stock purchases                 845                1,827
                                                                                   --------             --------

     Net cash (used  in) from financing activities                                   (1,790)               1,691
                                                                                   --------             --------

     (Decrease) in cash and cash equivalents                                        (12,671)              (9,491)
Cash and cash equivalents at beginning of period                                     72,956               31,923
                                                                                   --------             --------
Cash and cash equivalents at end of period                                         $ 60,285             $ 22,432
                                                                                   ========             ========

SUPPLEMENTAL CASH FLOW DATA - CASH PAID DURING THE PERIOD
   Interest, net of portion capitalized                                            $    126             $     --
   Income taxes                                                                    $  2,543             $  1,500


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Barr Laboratories, Inc. and its wholly-owned subsidiaries (the "Company" or "Barr").

     In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998.


2.   PROCEEDS FROM SUPPLY AGREEMENTS/SUPPLY AGREEMENT RECEIVABLE

     In accordance with the Ciprofloxacin Supply Agreement, the Company recognizes income and a related receivable on a monthly basis, as certain contingencies are met. Collection of certain of these receivables occurs quarterly. The Company has recognized revenue of $6,500 for the three months ended September 30, 1998. The Company received payment of $6,250 in September 1998 for amounts earned in the three-month period ended February 28, 1998.

     Also included in Proceeds from supply agreements is the final $1,500 earned under a separate contingent supply agreement related to the ciprofloxacin litigation.


3.   CASH AND CASH EQUIVALENTS

     Cash equivalents consist of short-term, highly liquid investments (primarily market auction securities with interest rates that are re-set every 7 days) which are readily convertible into cash at par value (cost).

     As of September 30, 1998 and June 30, 1998, approximately $49,649 and $59,321, respectively, of the Company's cash was held in an interest bearing escrow account. Such amounts represent the portion of the Company's payable balance with the Innovator of Tamoxifen, which the Company has decided to secure in connection with its cash management policy. The Company pays the Innovator a monthly fee based on the average unsecured monthly Tamoxifen payable balance, as defined in the December 1995 Alternative Collateral Agreement.


4.   OTHER ASSETS

     On September 23, 1998, the Company made a strategic investment in Gynetics, Inc. ("Gynetics") by acquiring 806,451 shares of Gynetics common stock through a private placement, for $2,250. The investment is carried at cost and is included in Other assets on the Consolidated Balance Sheets.

5.   INVENTORIES

     Inventories consisted of the following:

                                              September 30,       June 30,
                                                 1998               1998
                                                -------            -------
          Raw materials and supplies            $15,359            $17,459
          Work-in-process                         6,528              4,132
          Finished goods                         71,100             52,786
                                                -------            -------
                                                $92,987            $74,377
                                                =======            =======

     Tamoxifen Citrate, purchased as a finished product, accounted for approximately $57,509 and $40,777 of finished goods as of September 30, 1998 and June 30, 1998, respectively.


6.   EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") and became effective for both interim and annual periods ending after December 15, 1997. All prior period EPS data have been restated to conform with the provisions of SFAS No. 128. The following is a reconciliation of the numerators and denominators used to calculate Earnings per common share in the Consolidated Statements of
     Earnings:

                                                              Three Months Ended
                                                                 September 30,
                                                            1998               1997
                                                          -------            -------
EARNINGS PER COMMON SHARE:
Net earnings (numerator)                                  $11,204            $10,397

Weighted average shares  (denominator)                     22,335             21,467

   Net earnings                                           $  0.50            $  0.48
                                                          =======            =======
EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
Net earnings (numerator)                                  $11,204            $10,397
Weighted average shares                                    22,335             21,467
Effect of dilutive options                                  1,123              1,587
                                                          -------            -------
   Weighted averages shares -
     assuming dilution (denominator)                       23,458             23,054

   Net earnings                                           $  0.48            $  0.45
                                                          =======            =======

(share amounts in thousands)

     During the three months ended September 30, 1998, there were 518,250 outstanding options that were not included in the computation of diluted EPS, because the options' exercise prices were greater than the average market price of the common stock for the period.


7.   COMMITMENTS AND CONTINGENCIES

     Invamed, Inc. Lawsuit

     On February 25, 1998, Invamed, Inc. ("Invamed") named the Company and several others as defendants in a lawsuit filed in the United States District Court for the Southern District of New York, charging that the Company unlawfully blocked access to the raw material source for Warfarin Sodium. The Company believes that the suit filed against it by Invamed is without merit and intends to defend its position vigorously. This action is currently in the discovery stage. It is anticipated that this matter will take several years to be resolved but an adverse judgement could have a material adverse impact on the Company's consolidated financial statements.

     Other Litigation

     The Company, at September 30, 1998, was involved in other lawsuits incidental to its business, including patent infringement actions. Management of the Company, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have any significant adverse effect on the Company's consolidated financial statements.


8.    NEW ACCOUNTING PRONOUNCEMENTS

     In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on securities classified for SFAS No. 115 purposes as "available for sale." Total comprehensive income for the three months ended September 30, 1998 and 1997 was $10,633 and $10,623.

     In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." As required by the standard, the Company will begin reporting under SFAS No. 131 in its fiscal 1999 Annual Report.


9.    OTHER

     During the quarter ended June 30, 1998, the Company recorded a $1.2 million restructuring charge. Approximately half of this charge related to the write-off of equipment and leasehold improvements in connection with the closing of a leased New Jersey packaging facility, for which operations have been relocated to other company facilities. The remainder related to severance related expenses for certain operations employees, primarily those affiliated with the closed facility. As of September 30, 1998, the fourth quarter restructuring plan has been completed.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
Comparison of the Quarter Ended September 30, 1998 to the Quarter Ended September 30, 1997 - (thousands of dollars)

                                       Three Months Ended
                                          September 30,
                                     1998               1997             Change
                                     ----               ----             ------
Revenues:
  Product sales:
   Distributed                     $57,247            $60,444            $(3,197)
   Manufactured                     31,902             28,657              3,245
                                   -------            -------            -------
    Total product sales             89,149             89,101                 48
  Proceeds from supply agreements    8,000              7,166                834
                                   -------            -------            -------
Total revenues                     $97,149            $96,267            $   882


Total revenues were consistent with the prior year with slight increases in Product sales and Proceeds from supply agreements.

The increase in Product sales was attributable to an increase in sales of manufactured products offset by a decrease in distributed product sales.

Distributed product sales declined 5% as sales of Minocycline, which the Company began distributing in October 1997, partially offset lower sales of Tamoxifen. The decrease in sales of Tamoxifen was the result of accelerated buying by customers during the first three quarters of fiscal 1998, which was attributable, in part, to customers anticipating a price increase for Barr's Tamoxifen, which occurred on April 1, 1998. Tamoxifen is a patent protected product manufactured for the Company by the Innovator, and is distributed by the Company under a non-exclusive license agreement with the Innovator. Currently Tamoxifen only competes against the Innovator's product, which is sold under the brand name.

Sales of manufactured products increased 11% primarily attributable to sales from eight products launched in the most recent four quarters including Naltrexone, Estradiol, Estropipate and Triamterene. The prior year quarter included sales from the July 1997 launch of Warfarin Sodium that included significant launch quantities purchased by major wholesalers and chain drug stores. The current quarter Warfarin Sodium sales were slightly higher than those of the previous year's quarter reflecting the increased demand experienced in the preceding twelve months. Revenue from products launched in the most recent four quarters more than offset lower sales on products being phased out of the Company's product line and price declines and higher discounts on certain existing products.

As the Company anticipated, a second generic version of Warfarin Sodium was launched in October 1998. Based on the current Warfarin Sodium market, the Company believes that the second generic launch will not have a material adverse effect on the Company's future consolidated financial statements and that Warfarin Sodium will continue to be an important contributor to revenues and profits.

Proceeds from supply agreements increased 12% primarily from the final $1,500 proceeds earned under a separate contingent supply agreement related to the ciprofloxacin litigation (See Note 2 to the Consolidated Financial Statements).

Cost of sales decreased from $65,226 or 73% of product sales to $63,908 or 72% of product sales. The decrease in both dollars and percent of product sales is the result of a more favorable mix within manufactured products, a better mix of manufactured products to distributed products, and higher margins on distributed products. This improved mix within manufactured products and between manufactured products and distributed products was the result of sales of products launched in the previous twelve months which generally have higher margins than certain existing products and distributed products. The increase in distributed product margins was due to the April 1998 price increase on Tamoxifen by the Innovator. Margins on Tamoxifen are expected to return to historical levels as the Company has depleted its lower-cost inventory.

Selling, general and administrative expenses increased to $9,943 from $9,133. The largest component of the dollar increase related to legal expenses. The increased legal fees resulted from the Company's federal anti-trust suit against DuPont Pharmaceutical Company, the Company's upcoming Prozac(R) trial, as well as development of additional patent challenges.

Total research and development expenses in the quarter increased 3% to $5,370. The increase is primarily the result of increased personnel costs to support the number of products in development and higher raw material costs offset by lower bio-study costs. The prior year amount included $645 for the acquisition of six Abbreviated New Drug Applications and related technologies to expand the Company's line of female healthcare products.

Interest income increased by $596 primarily due to an increase in the average cash and cash equivalents balance as well as a slight increase in the market rates of the Company's short-term investments.

Interest expense increased $422 due to a decrease in capitalized interest over the corresponding quarter of the prior fiscal year. The amount of interest capitalized declined due to the reduction in capital spending on the Virginia facility, which was substantially complete by the spring of 1998.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased from $72,956 at June 30, 1998 to $60,285 at September 30, 1998. During the three months ended September 30, 1998, the Company decreased the cash held in its interest bearing escrow account from $59,321 at June 30, 1998 to $49,649.

Cash used in operating activities totaled $5,795 for the three months ended September 30, 1998 as working capital increases more than offset quarterly income. The working capital increase was led by increases in inventory and accounts receivable which were partially offset by increases in accounts payable. Accounts receivable increased due to a slight increase in collection times. The increase in inventory is primarily a result of the Company's increased investment in Tamoxifen inventory in anticipation of the U.S. Food and Drug Administration's ("FDA") approval of Tamoxifen for the reduction in the incidence of breast cancer in women at high risk for developing the disease. The FDA approval for that indication occurred in October 1998.

During the first three months of fiscal 1999, the Company invested approximately $2 million in capital expenditures primarily on construction and new equipment for its facilities. This decline from the prior year was anticipated and was related to the reduction in capital spending on the Virginia facility, which was substantially complete by the spring of 1998. The Company expects to invest an additional $11 million in capital assets in fiscal 1999.

In September 1998, Barr made a strategic investment of $2,250 in Gynetics, Inc. (See Note 4 to the Consolidated Financial Statements).

The Company continues to evaluate other growth opportunities including additional strategic investments, acquisitions and joint ventures, which could require significant capital resources.

The Company believes that its current cash balances, cash flows from operations and existing borrowing capacity under its Revolving Credit Facility will be adequate to meet its needs and to take advantage of strategic opportunities as they occur. To the extent that additional capital resources are required, such capital may be raised by additional bank borrowings, equity offerings or other means.

Other Matters

Market Risk Disclosure

As discussed in the 1998 Annual Report on Form 10-K, the Company's exposure to market risk from changes in interest rates, in general, is not material.

Year 2000

As disclosed in the 1998 Annual Report on Form 10-K, during 1998, the Company established a project team to assess the impact of the Year 2000 issue on the Company's operations. The project team continues to verify that third parties, with which it has a material relationship, are in compliance or expect to be in compliance prior to January 1, 2000. In addition, the project team continues to review its information technology ("IT") and non-IT systems for compliance and will make modifications to these systems as necessary. To date the Company has spent less than $100 in remediation efforts and believes that the cost to gain company-wide compliance will not be material.

To date the Company has not completed a formal contingency plan for non-compliance, but continues to develop such plans based on the information obtained from the third parties with which it has a material relationship and the on-going evaluation of its IT and non-IT systems.

The foregoing discussion regarding the Year 2000 project's timing, effectiveness, implementation, and cost, contains forward-looking statements, which are based on management's best estimates, derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those contemplated estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties and remediation success of the Company's customers and suppliers.


Forward Looking Statements

Except for the historical information contained herein, this Form 10-Q contains forward looking statements that involve a number of risks and uncertainties including the timing and outcome of legal proceedings, impact of competition, fluctuations in operating results, capital spending, the impact of Year 2000 issues on the business and other risks detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.

                             BARR LABORATORIES, INC.

                           PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibit Number          Exhibit
            --------------          -------

            27.1                    Financial data schedule

(b) There were no reports filed on Form 8-K in the quarter ended September 30, 1998.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BARR LABORATORIES, INC.



Dated: November 11, 1998            /s/ William T. McKee
                                    --------------------
                                    William T. McKee
                                    Chief Financial Officer