Form 10-Q
period 1998-12-31
BARR LABORATORIES INC
filed 1999-02-08
CIK 10081

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 1998 or

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

Yes /X/ No / /

Number of shares of common stock, par value $.01, outstanding as of December 31, 1998: 22,723,448

                             BARR LABORATORIES, INC.

                                   INDEX                                    PAGE

PART  I.    FINANCIAL INFORMATION

         Item 1.         Financial Statements

                         Consolidated Balance Sheets as of
                         December 31, 1998 and June 30, 1998                   3

                         Consolidated Statements of Earnings
                         for the three and six months ended
                         December 31, 1998 and 1997                            4

                         Consolidated Statements of Cash Flows
                         for the six months ended
                         December 31, 1998 and 1997                            5

                         Notes to Consolidated Financial
                         Statements                                          6-9

         Item 2.         Management's Discussion and
                         Analysis of Financial Condition and
                         Results of Operations                             10-14

PART II.      OTHER INFORMATION

         Item 1.         Legal Proceedings                                    15

         Item 4.         Submission of Matters to a Vote of Security
                         Holders                                              15

         Item 6.         Exhibits and Reports on Form 8-K                     16

SIGNATURES                                                                    16

                             BARR LABORATORIES, INC.
                           Consolidated Balance Sheets
                  (thousands of dollars, except share amounts)
                                   (unaudited)

                                                                     DECEMBER 31,   JUNE 30,
                                                                        1998         1998
                                                                     ---------    ---------
                                       Assets
Current assets:
    Cash and cash equivalents                                        $  41,311    $  72,956
    Marketable securities                                                7,765        7,320
    Accounts receivable, less allowances
      of $3,271 and $2,738, respectively                                58,534       46,760
    Supply agreement receivable                                         15,250       14,667
    Inventories                                                         90,520       74,377
    Prepaid expenses                                                     1,643          806
                                                                     ---------    ---------
      Total current assets                                             215,023      216,886

Property, plant and equipment, net                                      91,519       90,649
Other assets                                                             5,216        3,316
                                                                     ---------    ---------
      Total assets                                                   $ 311,758    $ 310,851
                                                                     =========    =========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                 $  81,710    $ 103,321
    Accrued liabilities                                                 10,413        9,460
    Deferred income taxes                                                1,000        1,000
    Current portion of long-term debt                                    1,967        4,467
    Income taxes payable                                                 3,287        3,357
                                                                     ---------    ---------
      Total current liabilities                                         98,377      121,605

Long-term debt                                                          30,476       32,174
Other liabilities                                                          167          162
Deferred income taxes                                                      659          981

Commitments & Contingencies
Shareholders' equity
    Common stock $.01 par value per share; authorized 100,000,000;
      issued 22,841,403 and 22,424,645, respectively                       228          224
    Additional paid-in capital                                          71,207       68,064
    Retained earnings                                                  112,081       88,596
    Accumulated other comprehensive loss                                (1,424)        (942)
                                                                     ---------    ---------
                                                                       182,092      155,942
    Treasury stock at cost: 117,955 shares                                 (13)         (13)
                                                                     ---------    ---------
      Total shareholders' equity                                       182,079      155,929
                                                                     ---------    ---------
      Total liabilities and shareholders' equity                     $ 311,758    $ 310,851
                                                                     =========    =========

          SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                       Consolidated Statements of Earnings
                (thousands of dollars, except per share amounts)
                                   (unaudited)

                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            DECEMBER 31,              DECEMBER 31,
                                                        1998         1997         1998          1997
                                                      ---------    ---------    ---------    ---------
Revenues:
    Net product sales                                 $ 102,637    $  85,911    $ 191,786    $ 175,012
    Proceeds from supply agreements                       6,583        6,417       14,583       13,583
                                                      ---------    ---------    ---------    ---------
Total revenues                                          109,220       92,328      206,369      188,595
Costs and expenses:
    Cost of sales                                        73,920       68,769      137,828      133,995
    Selling, general and administrative                   9,824        8,474       19,767       17,607
    Research and development                              5,452        3,617       10,822        8,815
                                                      ---------    ---------    ---------    ---------
Earnings from operations                                 20,024       11,468       37,952       28,178
Interest income                                             690          321        1,662          697
Interest expense                                           (779)        (198)      (1,438)        (435)
Other income                                                 50           18           36           35
                                                      ---------    ---------    ---------    ---------
Earnings before income taxes and extraordinary loss      19,985       11,609       38,212       28,475
Income tax expense                                        7,704        4,494       14,727       10,963
                                                      ---------    ---------    ---------    ---------
Earnings before extraordinary loss                       12,281        7,115       23,485       17,512
Extraordinary loss on early extinguishment
    of debt, net of taxes                                    --         (790)          --         (790)
                                                      ---------    ---------    ---------    ---------
Net earnings                                          $  12,281    $   6,325    $  23,485    $  16,722
                                                      =========    =========    =========    =========
                EARNINGS PER COMMON SHARE:
Earnings before extraordinary loss                    $    0.55    $    0.33    $    1.05    $    0.82
Net earnings                                          $    0.55    $    0.29    $    1.05    $    0.78
                                                      =========    =========    =========    =========
       EARNINGS PER COMMON SHARE-ASSUMING DILUTION:
Earnings before extraordinary loss                    $    0.52    $    0.31    $    1.00    $    0.76
Net earnings                                          $    0.52    $    0.27    $    1.00    $    0.72
                                                      =========    =========    =========    =========
Weighted average shares                                  22,463       21,633       22,399       21,550
                                                      =========    =========    =========    =========
Weighted average shares-assuming dilution                23,618       23,209       23,538       23,132
                                                      =========    =========    =========    =========

       SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                      Consolidated Statements of Cash Flows
               For the Six Months Ended December 31, 1998 and 1997
                             (thousands of dollars)
                                   (unaudited)

                                                                                               1998        1997
                                                                                             --------    --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net earnings                                                                             $ 23,485    $ 16,722
    Adjustments to reconcile net earnings to net cash from (used in) operating activities:
        Depreciation and amortization                                                           4,328       2,565
        Deferred income tax expense                                                                --       1,732
        Write-off of deferred financing fees associated with early extinguishment of debt          --         195
        Other, net                                                                                 19          --

    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable and supply agreement receivable, net                              (12,357)    (29,568)
        Inventories                                                                           (16,143)     14,406
        Prepaid expenses                                                                         (837)       (292)
        Other assets                                                                             (536)        233
      Increase (decrease) in:
        Accounts payable, accrued liabilities and other                                       (20,570)     (3,848)
        Income taxes payable                                                                      (70)       (982)
                                                                                             --------    --------
      Net cash (used in) provided by operating activities                                     (22,681)      1,163
                                                                                             --------    --------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                                 (5,189)    (13,150)
    Purchases of strategic investments                                                         (2,250)     (4,069)
    Other, net                                                                                   (474)         65
                                                                                             --------    --------
      Net cash (used in) investing activities                                                  (7,913)    (17,154)
                                                                                             --------    --------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Principal payments on long-term debt                                                       (1,698)    (14,673)
    Proceeds from loans                                                                            --      30,000
    Activity on revolving line of credit, net                                                  (2,500)         --
    Proceeds from exercise of stock options and employee stock purchases                        3,147       2,826
                                                                                             --------    --------
      Net cash (used in) provided by financing activities                                      (1,051)     18,153
                                                                                             --------    --------
      (Decrease) increase in cash and cash equivalents                                        (31,645)      2,162
Cash and cash equivalents at beginning of period                                               72,956      31,923
                                                                                             --------    --------
Cash and cash equivalents at end of period                                                   $ 41,311    $ 34,085
                                                                                             ========    ========
SUPPLEMENTAL CASH FLOW DATA
    Cash paid during the period
      Interest, net of portion capitalized                                                   $  1,424    $    187
                                                                                             ========    ========
      Income taxes                                                                           $ 14,797    $  9,838
                                                                                             ========    ========
    Non-cash transactions
      Write-off of equipment & leasehold improvements related to restructuring               $     83    $     --
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

       In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998 and quarterly report on Form 10-Q for the period ended September 30, 1998.

2.     PROCEEDS FROM SUPPLY AGREEMENTS/SUPPLY AGREEMENT RECEIVABLE

       In accordance with the Ciprofloxacin Supply Agreement, the Company recognizes income and a related receivable on a monthly basis, as certain contingencies are met. Collection of certain of these receivables occurs quarterly. The Company has recognized revenue of $6,583 and $13,083 for the three and six months ended December 31, 1998. The Company received payments of $6,250 in September and December 1998, for amounts earned during the period December 1997 through May 1998.

       Also included in Proceeds from supply agreements for the six months ended December 31, 1998, is the final $1,500 earned under a separate contingent supply agreement related to the ciprofloxacin litigation.

3.     CASH AND CASH EQUIVALENTS

       Cash equivalents consist of short-term, highly liquid investments (primarily market auction securities with interest rates that are re-set every 7 days) which are readily convertible into cash at par value
       (cost).

       As of December 31, 1998 and June 30, 1998, approximately $23,066 and $59,321, respectively, of the Company's cash was held in an interest bearing escrow account. Such amounts represent the portion of the Company's payable balance with the Innovator of Tamoxifen, which the Company has decided to secure in connection with its cash management policy. The Company pays the Innovator a monthly fee based on the average unsecured monthly Tamoxifen payable balance, as defined in the December 1995 Alternative Collateral Agreement.

4.     INVENTORIES

       Inventories consisted of the following:

                                                       December 31,      June 30,
                                                          1998             1998
                                                       ------------      -------
           Raw materials and supplies                   $17,662          $17,459
           Work-in-process                                5,338            4,132
           Finished goods                                67,520           52,786
                                                        -------          -------
                                                        $90,520          $74,377
                                                        =======          =======

       Tamoxifen Citrate, purchased as a finished product, accounted for approximately $59,531 and $40,777 of finished goods as of December 31, 1998 and June 30, 1998, respectively.

5.     EARNINGS PER SHARE

       The following is a reconciliation of the numerators and denominators used to calculate Earnings per common share before extraordinary loss on the Consolidated Statements of Earnings:

                                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                                     DECEMBER 31,        DECEMBER 31,
                                                   1998      1997      1998      1997
                                                 -------   -------   -------   -------
EARNINGS PER COMMON SHARE:
Earnings before extraordinary loss (numerator)   $12,281   $ 7,115   $23,485   $17,512

Weighted average shares (denominator)             22,463    21,633    22,399    21,550

Earnings before extraordinary loss               $  0.55   $  0.33   $  1.05   $  0.82
                                                 =======   =======   =======   =======
EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
Earnings before extraordinary loss (numerator)   $12,281   $ 7,115   $23,485   $17,512

Weighted average shares                           22,463    21,633    22,399    21,550
Effect of dilutive options                         1,155     1,576     1,139     1,582
                                                 -------   -------   -------   -------
  Weighted average shares - assuming
    dilution (denominator)                        23,618    23,209    23,538    23,132

Earnings before extraordinary loss               $  0.52   $  0.31   $  1.00   $  0.76
                                                 =======   =======   =======   =======

(share amounts in thousands)

       During the three and six months ended December 31, 1998 and three months ended December 31, 1997, there were 226,000, 513,750 and 193,000, respectively, of outstanding options that were not included in the computation of diluted EPS, because the options' exercise prices were greater than the average market price of the common stock for the period.

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

       Other Matters
       The Company believes that federal antitrust authorities have undertaken a review of certain trade practices within the pharmaceutical industry, specifically patent challenge settlements, unfair trade practices by brand drug companies and exclusive supply arrangements. The Company has voluntarily discussed with the Federal Trade Commission its arrangements with the supplier of the raw material for its Warfarin Sodium and in June 1998, the Company responded to a civil investigative demand from the Department of Justice by providing documents relating to the settlement of its Tamoxifen patent challenge. The Company believes that it has complied with all applicable laws and regulations governing trade and competition in the marketplace in connection with its arrangements with its raw material suppliers and its two patent challenge settlements.

       Other Litigation
       The Company, at December 31, 1998, was involved in other lawsuits incidental to its business, including patent infringement actions. Management of the Company, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have a significant adverse effect on the Company's consolidated financial statements.

7.     NEW ACCOUNTING PRONOUNCEMENTS

       In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on securities classified for SFAS No. 115 purposes as "available for sale." Total comprehensive income for the three and six months ended December 31, 1998 and 1997 was $12,370, $23,003, $5,499 and $16,122, respectively.

       In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." As required by the standard, the Company will begin reporting under SFAS No. 131 in its fiscal 1999 Annual Report.

8.       SUBSEQUENT EVENT

       On January 25, 1999, the Company and two co-defendants reached an agreement with Eli Lilly & Company ("Lilly") to drop the inequitable conduct and anticipation claims that were scheduled for trial as part of the Company's challenge of the patents protecting Lilly's Prozac(R) antidepressant. As part of the agreement, Lilly has agreed to drop its claims of willful infringement against the Company and two co-defendants. The Company and its co-defendants will share a $4 million payment from Lilly for reimbursement of legal expenses and costs related to the litigation. The Company's share of approximately $1.7 million was received on January 29, 1999.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
Comparison of the Quarter Ended December 31, 1998 to the Quarter Ended December 31, 1997 - (thousands of dollars)

                                               Three Months Ended
                                                  December 31,
                                                1998         1997        Change
                                                ----         ----        ------
      Revenues:
        Product sales:
          Distributed                         $ 66,154     $ 64,147     $  2,007
          Manufactured                          36,483       21,764       14,719
                                              --------     --------     --------
            Total product sales                102,637       85,911       16,726
        Proceeds from supply agreement           6,583        6,417          166
                                              --------     --------     --------
      Total revenues                          $109,220     $ 92,328     $ 16,892

Total revenues increased approximately 18% primarily as a result of increased Product sales.

The 19% increase in Product sales was attributable to increased manufactured sales, primarily sales of Warfarin Sodium.

The 3% increase in Distributed product sales, which primarily represents sales of Tamoxifen, was the result of an increased demand for the 20 mg strength of Tamoxifen, which the Company began distributing in December 1996. Tamoxifen is a patent protected product manufactured for the Company by the Innovator, and is distributed by the Company under a non-exclusive license agreement with the Innovator. Currently Tamoxifen only competes against the Innovator's product, which is sold under the brand name.

Sales of manufactured products increased 68% due to increased sales of Warfarin Sodium as well as products such as Naltrexone, Estradiol and Estropipate which were launched during fiscal 1998. Warfarin sales were lower during the second quarter of fiscal 1998, due to significant quantities purchased by major wholesalers and chain drug stores in the first quarter of fiscal 1998, when the product was launched. Revenue from products launched in the most recent four quarters more than offset lower sales on products being phased out of the Company's product line and price declines and higher discounts on certain existing products.

The launch of a second generic version of Warfarin Sodium in October 1998 did not have a significant impact on the Company's operations for the quarter ended December 31, 1998. The future impact on Barr's operations from this competing product is difficult to determine because it is dependent upon several factors outside the Company's control. However, the Company believes that generic substitution of Warfarin Sodium will continue to grow and that the Company's Warfarin Sodium will continue to be a significant source of revenues and profits.

Cost of sales increased to $73,920 from $68,769, but decreased as a percentage of product sales from 80% to 72%. The decrease in cost of sales as a percentage of product sales is the result of a more favorable mix within manufactured products and a better mix of manufactured products to distributed products. This improved mix within manufactured products and between manufactured products and distributed products was the result of sales of Warfarin Sodium as well as products launched in the previous twelve months which generally have higher margins than certain existing products and distributed products. Offsetting this improved mix were lower distributed product margins, which were expected as the Company depleted its lower cost inventory.

Selling, general and administrative expenses increased to $9,824 from $8,474. The largest component of the dollar increase related to legal expenses. The increased legal fees resulted from the Company's federal anti-trust suit against DuPont Pharmaceutical Company, the Company's Prozac(R) patent challenge trial, as well as development of additional patent challenges.

Total research and development expenses in the quarter increased 51% to $5,452. The increase is primarily the result of an increase in the number and cost of bio-studies, increased personnel costs to support the number of products in development and higher raw material costs. Additionally, the prior year amount included $400 in reimbursements from a proprietary drug collaborator for certain development costs.

Interest income increased by $369 primarily due to an increase in market rates of the Company's short-term investments as well as an increase in the average cash and cash equivalents balance.

Interest expense increased $581 due to a decrease in capitalized interest over the corresponding quarter of the prior fiscal year. The amount of interest capitalized declined due to the reduction in capital spending on the Virginia facility, which was substantially completed by the spring of 1998.


Results of Operations:
Comparison of the Six Months Ended December 31, 1998 to the Six Months Ended December 31, 1997 - (thousands of dollars)

                                               Six Months Ended
                                                 December 31,
                                               1998         1997         Change
                                               ----         ----         ------
       Revenues:
         Product sales:
           Distributed                       $123,401     $124,591     $ (1,190)
           Manufactured                        68,385       50,421       17,964
                                             --------     --------     --------
             Total product sales              191,786      175,012       16,774
         Proceeds from supply agreements       14,583       13,583        1,000
                                             --------     --------     --------
       Total revenues                        $206,369     $188,595     $ 17,774

Total revenues increased approximately 9% as a result of increased Product sales and Proceeds from supply agreements.

The increase in Product sales was attributable to an increase in sales of manufactured products offset by a slight decrease in distributed product sales.

Distributed product sales declined 1% as sales of Minocycline, which the Company began distributing in October 1997, partially offset lower sales of Tamoxifen. The decrease in sales of Tamoxifen was the result of accelerated buying by customers during the first three quarters of the prior year, which was attributable, in part, to customers anticipating a price increase for Barr's Tamoxifen, which occurred on April 1, 1998.

Sales of manufactured products increased approximately 36% primarily attributable to increased sales of Warfarin Sodium as well as products such as Naltrexone, Estradiol and Estropipate, which were launched in fiscal 1998.

Proceeds from supply agreements increased 7% primarily from the $1,500 proceeds earned under a separate contingent supply agreement related to the ciprofloxacin litigation (See Note 2 to the Consolidated Financial Statements).

Cost of sales increased to $137,828 from $133,995, but decreased as a percentage of product sales from 77% to 72%. The decrease in cost of sales as a percentage of product sales is the result of a more favorable mix within manufactured products, a better mix of manufactured products to distributed products, and higher margins on distributed products. This improved mix within manufactured products and between manufactured products and distributed products was the result of sales of Warfarin Sodium as well as products launched in the previous twelve months which generally have higher margins than certain existing products and distributed products. The increase in distributed product margins was due to the April 1998 price increase on Tamoxifen by the Innovator.

Selling, general and administrative expenses increased to $19,767 from $17,607. The largest component of the dollar increase related to legal expenses. The increased legal fees resulted from the Company's federal anti-trust suit against DuPont Pharmaceutical Company, the Company's Prozac(R) trial, as well as development of additional patent challenges.

Total research and development expenses in the quarter increased 23% to $10,822. The increase is primarily the result of an increase in the number and cost of bio-studies, increased personnel costs to support the number of products in development and higher raw material costs. Additionally, the prior year amount included $400 in reimbursements from a proprietary drug collaborator for certain development costs, as well as $645 for the acquisition of six Abbreviated New Drug Applications and related technologies to expand the Company's line of female healthcare products.

Interest income increased by $965 primarily due to an increase in market rates of the Company's short-term investments as well as an increase in the average cash and cash equivalents balance.

Interest expense increased $1,003 due to a decrease in capitalized interest over the prior fiscal year. The amount of interest capitalized declined due to the reduction in capital spending on the Virginia facility, which was substantially completed by the spring of 1998.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased from $72,956 at June 30, 1998 to $41,311 at December 31, 1998. During the six months ended December 31, 1998, the Company decreased the cash held in its interest bearing escrow account from $59,321 at June 30, 1998 to $23,066.

Cash used in operating activities totaled $22,681 for the six months ended December 31, 1998 as working capital increases more than offset net earnings. The working capital increase was led by increases in inventory and accounts receivable and a decrease in accounts payable. Accounts receivable increased due to the increase in product sales. The increase in inventory is primarily a result of the Company's increased investment in Tamoxifen inventory in anticipation of the U.S. Food and Drug Administration's ("FDA") approval of Tamoxifen for the reduction in the incidence of breast cancer in women at high risk for developing the disease. The FDA approval for this indication occurred in October 1998. The decline in accounts payable relates to the pay down of the Tamoxifen payable.

During the first six months of fiscal 1999, the Company invested approximately $5.2 million in capital expenditures primarily on construction and new equipment for its facilities. This decline from the prior year was anticipated and was related to the reduction in capital spending on the Virginia facility, which was substantially completed by the spring of 1998. The Company expects to invest an additional $8 million in capital assets in fiscal 1999.

The Company expects to significantly expand its proprietary drug development activities over the next several quarters. The development costs associated with these products are higher than costs to develop generic products. The Company is exploring external R&D funding arrangements to help fund certain of these projects. There is no assurance that the Company will be able to secure such funding or will be able to secure the funding on favorable terms. If the Company is unable to obtain such funding and continues to pursue all its proprietary drug programs, its results from operations could be adversely affected.

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

Forward Looking Statements

Except for the historical information contained herein, this Form 10-Q contains forward looking statements that involve a number of risks and uncertainties including the timing and outcome of legal proceedings, impact of competition on sales and profitability of key products, fluctuations in operating results, capital spending, obtaining funding for certain R&D projects, the impact of Year 2000 issues on the business and other risks detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.

                             BARR LABORATORIES, INC.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       Fluoxetine Hydrochloride Patent Challenge

       In rulings on pretrial motions on January 12, 1999, the U.S. District Court, Southern District of Indiana, dismissed several of the claims that the Company was to present at the trial scheduled to begin January 25, 1999. Prior to the trial beginning, on January 25, 1999, Barr, two co-defendants and Lilly reached an agreement pursuant to which Barr and Lilly have agreed to drop all the remaining claims in the litigation. In addition to all parties dropping their remaining claims, Lilly made a one-time payment of $4 million to be shared between Barr and its co-defendants.

       The Company intends to proceed to the U.S. Court of Appeals for the Federal Circuit on the issues that were dismissed on January 12, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Barr Laboratories, Inc. was held on December 9, 1998, at the Sheraton Crossroads, Mahwah, New Jersey. Of the 22,379,847 shares entitled to vote, 20,599,371 shares were represented at the meeting by proxy or present in person. The meeting was held for the purpose of electing a Board of Directors.

         All eight nominees were elected based on the following votes cast:

                        FOR                            SHARES
                  Paul M. Bisaro                     20,450,034
                  Robert J. Bolger                   20,567,831
                  Edwin A. Cohen                     20,454,249
                  Bruce L. Downey                    20,450,609
                  Michael F. Florence                19,296,016
                  Jacob M. Kay                       20,568,284
                  Bernard C. Sherman                 20,448,256
                  George P. Stephan                  20,569,059

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibit Number            Exhibit

                    3.2                 Amended and Restated By-laws
                    27.0                Financial data schedule

(b) There were no reports filed on Form 8-K in the quarter ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             BARR LABORATORIES, INC.

Dated: February 3, 1999      /s/ William T. McKee
                             --------------------
                             William T. McKee
                             Chief Financial Officer