Form 10-Q
period 1999-03-31
BARR LABORATORIES INC
filed 1999-05-12
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 1999 or


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

Number of shares of common stock, par value $.01, outstanding as of March 31, 1999: 22,777,607

                             BARR LABORATORIES, INC.


                                   INDEX                                    PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                  March 31, 1999 and June 30, 1998                             3

                  Consolidated Statements of Earnings
                  for the three and nine months ended
                  March 31, 1999 and 1998                                      4

                  Consolidated Statements of Cash Flows
                  for the nine months ended
                  March 31, 1999 and 1998                                      5

                  Notes to Consolidated Financial
                  Statements                                                 6-9

         Item 2.  Management's Discussion and
                  Analysis of Financial Condition and
                  Results of Operations                                    10-15

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                           15

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           16

         Item 6.  Exhibits and Reports on Form 8-K                            16

SIGNATURES                                                                    17

                              BARR LABORATORIES, INC.
                            CONSOLIDATED BALANCE SHEETS
                    (THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                    (UNAUDITED)

                                                                      MARCH 31,     JUNE 30,
                                                                         1999         1998
                                                                      ---------     --------
                                     ASSETS

Current assets:

    Cash and cash equivalents                                        $  55,437    $  72,956

    Marketable securities                                                7,262        7,320

    Accounts receivable, less allowances
      of $3,229 and $2,738, respectively                                68,557       46,760

    Supply agreement receivable                                         15,500       14,667

    Inventories                                                         68,373       74,377

    Prepaid expenses                                                     1,739          806
                                                                     ---------    ---------
      Total current assets                                             216,868      216,886

Property, plant and equipment, net                                      92,227       90,649

Other assets                                                             5,253        3,316
                                                                     ---------    ---------
      Total assets                                                   $ 314,348    $ 310,851
                                                                     =========    =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

    Accounts payable                                                 $  69,997    $ 103,321

    Accrued liabilities                                                  8,776        9,460

    Deferred income taxes                                                1,000        1,000

    Current portion of long-term debt                                    2,176        4,467

    Income taxes payable                                                 1,375        3,357
                                                                     ---------    ---------
      Total current liabilities                                         83,324      121,605

Long-term debt                                                          30,132       32,174

Other liabilities                                                          122          162

Deferred income taxes                                                      677          981

Commitments & Contingencies

Shareholders' equity

    Common stock $.01 par value per share; authorized 100,000,000;
      issued 22,895,562 and 22,424,645, respectively                       229          224

    Additional paid-in capital                                          76,530       68,064

    Retained earnings                                                  124,743       88,596

    Accumulated other comprehensive loss                                (1,396)        (942)
                                                                     ---------    ---------
                                                                       200,106      155,942

    Treasury stock at cost: 117,955 shares                                 (13)         (13)
                                                                     ---------    ---------
      Total shareholders' equity                                       200,093      155,929
                                                                     ---------    ---------

      Total liabilities and shareholders' equity                     $ 314,348    $ 310,851
                                                                     =========    =========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    BARR LABORATORIES, INC.
              CONSOLIDATED STATEMENTS OF EARNINGS
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                          (UNAUDITED)


                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               MARCH 31,                  MARCH 31,
                                                           1999         1998         1999           1998
                                                           ----         ----         ----           ----
Revenues:
     Net product sales                                   $ 115,822    $  87,637    $ 307,608    $   262,649
     Proceeds from supply agreements                         6,750        8,750       21,333         22,333
                                                         ---------    ---------    ---------    -----------
Total revenues                                             122,572       96,387      328,941        284,982
Costs and expenses:
     Cost of sales                                          87,968       70,042      225,796        204,037
     Selling, general and administrative                     9,129        9,929       28,896         27,536
     Research and development                                4,835        4,948       15,657         13,763
                                                         ---------    ---------    ---------    -----------
Earnings from operations                                    20,640       11,468       58,592         39,646
Interest income                                                637          475        2,299          1,172
Interest expense                                              (694)        (164)      (2,132)          (599)
Other income (expense)                                           1          (13)          37             22
                                                         ---------    ---------    ---------    -----------
Earnings before income taxes and extraordinary loss         20,584       11,766       58,796         40,241
Income tax expense                                           7,922        4,615       22,649         15,578
                                                         ---------    ---------    ---------    -----------
Earnings before extraordinary loss                          12,662        7,151       36,147         24,663
Extraordinary loss on early extinguishment
     of debt, net of taxes                                      --           --           --           (790)
                                                         ---------    ---------    ---------    -----------
Net earnings                                             $  12,662    $   7,151    $  36,147    $    23,873
                                                         =========    =========    =========    ===========

                   EARNINGS PER COMMON SHARE:

Earnings before extraordinary loss                       $    0.56    $    0.33    $    1.61    $      1.14
Net earnings                                             $    0.56    $    0.33    $    1.61    $      1.10
                                                         =========    =========    =========    ===========

          EARNINGS PER COMMON SHARE-ASSUMING DILUTION:

Earnings before extraordinary loss                       $    0.54    $    0.31    $    1.54    $      1.07
Net earnings                                             $    0.54    $    0.31    $    1.54    $      1.04
                                                         =========    =========    =========    ===========
Weighted average shares                                     22,757       21,857       22,434         21,651
                                                         =========    =========    =========    ===========
Weighted average shares-assuming dilution                   23,666       23,118       23,496         23,062
                                                         =========    =========    =========    ===========


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            BARR LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                     1999        1998
                                                                     ----        ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net earnings                                                   $ 36,147    $ 23,873
    Adjustments to reconcile net earnings to net cash from
      (used in) operating activities:
        Depreciation and amortization                                 6,771       3,917
        Deferred income tax expense                                      --       4,084
        Write-off of deferred financing fees associated with
          early extinguishment of debt                                   --         195
        Other, net                                                       18          17
    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable and supply agreement receivable, net    (22,630)    (28,445)
        Inventories                                                   6,004       8,337
        Prepaid expenses                                               (933)       (624)
        Other assets                                                   (553)       (268)
      Increase (decrease) in:
        Accounts payable, accrued liabilities and other             (33,965)     10,470
        Income taxes payable                                         (1,982)      1,142
                                                                   --------    --------
      Net cash (used in) provided by operating activities           (11,123)     22,698
                                                                   --------    --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                       (8,297)    (17,327)
    Purchases of strategic investments                               (2,250)     (4,069)
    Other, net                                                           13      (2,745)
                                                                   --------    --------
      Net cash (used in) investing activities                       (10,534)    (24,141)
                                                                   --------    --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Principal payments on long-term debt                             (1,833)    (14,805)
    Proceeds from loans                                                  --      30,000
    Activity on revolving line of credit, net                        (2,500)         --
    Stock issuance costs                                                 --        (353)
    Proceeds from stock offering                                         --      14,521
    Proceeds from exercise of stock options and employee
      stock purchases                                                 8,471       4,440
                                                                   --------    --------
      Net cash provided by financing activities                       4,138      33,803
                                                                   --------    --------
      (Decrease) increase in cash and cash equivalents              (17,519)     32,360
Cash and cash equivalents at beginning of period                     72,956      31,923
                                                                   --------    --------
Cash and cash equivalents at end of period                         $ 55,437    $ 64,283
                                                                   ========    ========
SUPPLEMENTAL CASH FLOW DATA
    Cash paid during the period
      Interest, net of portion capitalized                         $  1,676    $    661
                                                                   ========    ========
      Income taxes                                                 $ 20,280    $  9,859
                                                                   ========    ========
    Non-cash transactions
      Write-off of equipment & leasehold improvements
        related to restructuring                                   $     83    $     --
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

       In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998 and quarterly reports on Form 10-Q for the periods ended September 30, 1998 and December 31, 1998.


2.     PROCEEDS FROM SUPPLY AGREEMENTS/SUPPLY AGREEMENT RECEIVABLE

       In accordance with the Ciprofloxacin Supply Agreement, the Company recognizes income and a related receivable on a monthly basis, as certain contingencies are met. Collection of a portion of this receivable occurs quarterly. The Company recognized revenue of $6,750 and $19,833 for the three and nine months ended March 31, 1999, respectively. The Company received payments of $6,500 and $19,000 during the three and nine months ended March 31, 1999, respectively.

       Also included in Proceeds from supply agreements for the nine months ended March 31, 1999, is the final $1,500 earned under a separate contingent supply agreement related to the ciprofloxacin litigation. The Company received this amount in September 1998.


3.     CASH AND CASH EQUIVALENTS

       Cash equivalents consist of short-term, highly liquid investments (primarily market auction securities with interest rates that are re-set every 7 days) which are readily convertible into cash at par value
       (cost).

       As of March 31, 1999 and June 30, 1998, approximately $35,462 and $59,321, respectively, of the Company's cash was held in an interest bearing escrow account. Such amounts represent the portion of the Company's payable balance with the Innovator of Tamoxifen, which the Company has decided to secure in connection with its cash management policy. The Company pays the Innovator a monthly fee based on a rate multiplied by the average unsecured monthly Tamoxifen payable balance, as defined in the December 1995 Alternative Collateral Agreement. In March 1999, the Innovator agreed to reduce the rate charged on the average unsecured Tamoxifen payable based on the Company's improved financial condition and lower market rates.

4.     INVENTORIES

       Inventories consisted of the following:

                                             March 31,  June 30,
                                                1999      1998
                                             ---------  --------
                 Raw materials and supplies   $17,287   $17,459
                 Work-in-process                5,924     4,132
                 Finished goods                45,162    52,786
                                              -------   -------
                                              $68,373   $74,377
                                              =======   =======


       Tamoxifen Citrate, purchased as a finished product, accounted for approximately $36,063 and $40,777 of finished goods as of March 31, 1999 and June 30, 1998, respectively.


5.     EARNINGS PER SHARE

       The following is a reconciliation of the numerators and denominators used to calculate Earnings per common share before extraordinary loss on the Consolidated Statements of Earnings:

                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                                      MARCH 31,           MARCH 31,
                                                   1999      1998      1999      1998
                                                   ----      ----      ----      ----
EARNINGS PER COMMON SHARE:
Earnings before extraordinary loss (numerator)   $12,662   $ 7,151   $36,147   $24,663

Weighted average shares (denominator)             22,757    21,857    22,434    21,651

Earnings before extraordinary loss               $  0.56   $  0.33   $  1.61   $  1.14
                                                 =======   =======   =======   =======

EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
Earnings before extraordinary loss (numerator)   $12,662   $ 7,151   $36,147   $24,663

Weighted average shares                           22,757    21,857    22,434    21,651
Effect of dilutive options                           909     1,261     1,062     1,411
                                                 -------   -------   -------   -------
Weighted average shares - assuming
dilution (denominator)                            23,666    23,118    23,496    23,062

Earnings before extraordinary loss               $  0.54   $  0.31   $  1.54   $  1.07
                                                 =======   =======   =======   =======

       During the three and nine months ended March 31, 1999, there were 225 and 514, respectively, of outstanding options that were not included in the computation of diluted EPS. During the three and nine months ended March 31, 1998, there were 193 of outstanding options that were not included in the computation of diluted EPS. These options were not included in the computation of diluted EPS, because the options' exercise prices were greater than the average market price of the common stock for the period.

6.     COMMITMENTS AND CONTINGENCIES

       Invamed, Inc. Lawsuit

       On February 25, 1998, Invamed, Inc. ("Invamed") named the Company and several others as defendants in a lawsuit filed in the United States District Court for the Southern District of New York, charging that the Company unlawfully blocked access to the raw material source for Warfarin Sodium. The Company believes that the suit filed against it by Invamed is without merit and intends to defend its position vigorously. This action is in the discovery stage and is likely to take an extended period of time to be resolved. An adverse judgement could have a material adverse impact on the Company's consolidated financial statements.

       Other Litigation

       The Company, at March 31, 1999, was involved in other lawsuits incidental to its business, including patent infringement actions. Management of the Company, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have a significant adverse effect on the Company's consolidated financial statements.

       Other Matters

       The Company believes that federal antitrust authorities have undertaken a review of certain trade practices within the pharmaceutical industry, specifically patent challenge settlements, unfair trade practices by brand drug companies and exclusive supply arrangements. The Company has voluntarily discussed with the Federal Trade Commission its arrangements with the supplier of the raw material for its Warfarin Sodium and since June 1998 the Company has voluntarily responded to a civil investigative demand and other requests from the Department of Justice by providing documents relating to the settlement of its Tamoxifen patent challenge. The Company believes that it has complied with all applicable laws and regulations governing trade and competition in the marketplace in connection with its arrangements with its raw material suppliers and its two patent challenge settlements.


7.     NEW ACCOUNTING PRONOUNCEMENTS

       In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on securities classified for SFAS No. 115 purposes as "available for sale." Total comprehensive income for the three and nine months ended March 31, 1999 and 1998 was $12,690, $35,693, $6,913 and $23,035, respectively.

       In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company continues to evaluate the disclosure effect SFAS No. 131 will have on its financial statements.


8.     COLLABORATIONS AND STRATEGIC INVESTMENTS

       The Company, from time to time, enters into development or supply collaborations or makes investments in third parties to support the Company's business strategies. These collaborations include but are not limited to agreements with suppliers for raw materials, licensing technologies for proprietary products or making equity or debt investments in third parties. Financial terms may include cash payments upon execution of an agreement or upon achieving certain milestones or upon successful launch and commercialization of the developed product. Such payments are either capitalized as other assets and amortized or expensed as research and development, depending upon the nature of the payment. Many of these arrangements include termination provisions that allow the Company to withdraw from a project if it is deemed no longer appropriate by the Company.

       Included in Other assets as of March 31, 1999, were the Company's investments in Warner Chilcott plc. and Gynetics, Inc., which total $4 million. In April, the Company invested $550 in a private company with whom the Company will work in connection with one of its proprietary products.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS

Results of Operations:

Comparison of the Quarter Ended March 31, 1999 to the Quarter Ended March 31, 1998 - (thousands of dollars)

                                           Three Months Ended
                                                 March 31,
                                             1999       1998     Change
                                             ----       ----     ------
       Revenues:
         Product sales:
           Distributed                     $ 86,274   $64,561   $ 21,713
           Manufactured                      29,548    23,076      6,472
                                           --------   -------   --------
             Total product sales            115,822    87,637     28,185
         Proceeds from supply agreements      6,750     8,750     (2,000)
                                           --------   -------   --------
       Total revenues                      $122,572   $96,387   $ 26,185

Total revenues increased approximately 27% as a result of increased Product sales partially offset by a decrease in Proceeds from supply agreements.

The 32% increase in Product sales was attributable to increased distributed and manufactured sales.

The Company believes that the 34% increase in Distributed product sales, which primarily represents sales of Tamoxifen, was the result of three factors: an increase in prescriptions resulting from the expansion of the Tamoxifen indication for the reduction in incidence of breast cancer in women at high risk for developing the disease; accelerated buying by certain customers in anticipation of a price increase for Barr's Tamoxifen; and increased purchases to replenish somewhat lower inventory levels as of December 31, 1998. Tamoxifen is a patent protected product manufactured for the Company by the Innovator, and is distributed by the Company under a non-exclusive license agreement with the Innovator. Currently Tamoxifen only competes against the Innovator's product, which is sold under the brand name.

Sales of manufactured products increased 28% due to increased sales of Warfarin Sodium as well as products such as Naltrexone, Estradiol and Estropipate, which were launched during fiscal 1998. During the quarter, the Company implemented additional marketing and market share incentive programs designed to maintain and increase the Company's market share of the total Coumadin/Warfarin Sodium market. Revenue from products launched in the most recent four quarters more than offset lower sales on products being phased out of the Company's product line and price declines and higher discounts on certain existing products.

Proceeds from supply agreements declined $2,000, as expected, since proceeds earned in the prior year under a separate contingent supply agreement related to the ciprofloxacin litigation were not repeated (See Note 2 to the Consolidated Financial Statements).

Cost of sales increased to $87,968 from $70,042, due to increased product sales, but decreased as a percentage of product sales from 80% to 76%. The decrease in cost of sales as a percentage of product sales is the result of a more favorable mix among manufactured products. This improved mix reflected a higher proportion of total manufactured sales coming from higher margin products such as Warfarin Sodium, Naltrexone, Estradiol and Estropipate.

Selling, general and administrative expenses decreased from $9,929 to $9,129. The decrease is primarily related to lower legal and advertising and promotions, partially offset by a restructuring charge. Legal expenses during the quarter were primarily related to the Company's federal anti-trust suit against DuPont Pharmaceuticals Company and the Company's Prozac(R) and Ortho-Novum 7/7/7 patent challenges. Spending in support of these efforts was partially offset by the Company's share of the $4 million payment received from Eli Lilly & Company for legal costs incurred as part of the agreement to take the Prozac case directly to the U.S. Court of Appeals. Lower advertising and promotions were the result of a decrease in advertising and promotions in support of Warfarin Sodium. These decreases were partially offset by a $360 restructuring charge related to the Company's planned closing of a leased warehouse facility in New Jersey.

Total research and development expenses in the quarter decreased 2% to $4,835, as expenses of approximately $646, related to a proprietary product collaboration with Eastern Virginia Medical School, were offset by lower costs resulting from the timing of raw material purchases.

Interest income increased by $162 primarily due to an increase in the average cash and cash equivalents balance as well as an increase in market rates on the Company's short-term investments.

Interest expense increased $530 due to a decrease in capitalized interest over the corresponding quarter of the prior fiscal year. The amount of interest capitalized declined due to the reduction in capital spending on the Virginia facility, which was substantially completed by the spring of 1998.

Results of Operations:

Comparison of the Nine Months Ended March 31, 1999 to the Nine Months Ended March 31, 1998 - (thousands of dollars)

                                           Nine Months Ended
                                               March 31,
                                            1999       1998      Change
                                            ----       ----      ------
      Revenues:
        Product sales:
          Distributed                     $209,675   $189,152   $ 20,523
          Manufactured                      97,933     73,497     24,436
                                          --------   --------   --------
            Total product sales            307,608    262,649     44,959
        Proceeds from supply agreements     21,333     22,333     (1,000)
                                          --------   --------   --------
      Total revenues                      $328,941   $284,982   $ 43,959

Total revenues increased approximately 15% as a result of increased Product sales.

The 17% increase in Product sales was attributable to increased distributed and manufactured sales.

Distributed product sales increased 11%, as a result of increased Tamoxifen and Minocycline sales. The increase in Tamoxifen sales is attributable to higher prices and increased volume. A price increase of approximately 4% was implemented in April 1998. Increased volumes appear to be related to investment buying and increased usage in the product from the expansion of Tamoxifen's indication for the reduction in incidence of breast cancer in women at high risk for developing the disease. Increases in Minocycline sales are due to increased volume. However, due to continued pricing pressures in the market, the Company ceased distributing Minocycline in April. The Company believes that discontinuing the sale of Minocycline will not have a material impact on the Company's operating results.

Sales of manufactured products increased approximately 33% primarily attributable to increased sales of Warfarin Sodium as well as products such as Naltrexone, Estradiol and Estropipate, which were launched in fiscal 1998.

Proceeds from supply agreements declined by $1,000, as expected, since proceeds earned in the prior year under a separate contingent supply agreement related to the ciprofloxacin litigation were not repeated (See Note 2 to the Consolidated Financial Statements).

Cost of sales increased to $225,796 from $204,037, due to increased product sales, but decreased as a percentage of product sales from 78% to 73%. The decrease in cost of sales as a percentage of product sales is the result of a more favorable mix among manufactured products and a better mix of manufactured products to distributed products. This improved mix among manufactured products and between manufactured and distributed products was due to a greater proportion of total manufactured sales coming from higher margin products such as Warfarin Sodium, Naltrexone, Estradiol and Estropipate.

Selling, general and administrative expenses increased to $28,896 from $27,536. The increase is primarily due to the increase in legal expenses, as well as a $360 restructuring charge, partially offset by lower government affairs spending and advertising and promotions. The increased legal fees resulted from the Company's federal anti-trust suit against DuPont Pharmaceutical Company, the

Company's Prozac patent challenge, as well as development of additional patent challenges. This increase was partially offset by the Company's share of the $4 million payment received from Eli Lilly & Company, in January, for legal costs incurred as part of the agreement to take the Prozac case directly to the U.S. Court of Appeals. The restructuring charge is related to the Company's planned closing of a leased warehouse facility in New Jersey. Lower advertising and promotions were the result of a decrease in advertising and promotions in support of Warfarin Sodium. Government affairs related expenses were lower due to the declining number of individual state legislative battles where DuPont Pharmaceuticals has attempted to prevent generic substitution of the Company's Warfarin Sodium.

Total research and development expenses increased 14% to $15,657. The increase is primarily the result of an increase in the number and cost of bio-studies, increased personnel costs to support the number of products in development and higher raw material costs. The prior year's bio-study costs reflected $400 in reimbursements from a proprietary drug collaborator for certain development costs. Additionally, the current year included $646 in expenses related to the proprietary product collaboration with Eastern Virginia Medical School, whereas the prior year included $645 for the acquisition of six Abbreviated New Drug Applications and related technologies to expand the Company's line of female healthcare products.

Interest income increased by $1,127 primarily due to an increase in the average cash and cash equivalents balance as well as an increase in the market rates on the Company's short-term investments.

Interest expense increased $1,533 due to a decrease in capitalized interest over the prior fiscal year. The amount of interest capitalized declined due to the reduction in capital spending on the Virginia facility, which was substantially completed by the spring of 1998.

In the quarter ended December 31, 1997, the Company incurred an extraordinary loss of $790 on the early extinguishment of debt.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased from $72,956 at June 30, 1998 to $55,437 at March 31, 1999. During the nine months ended March 31, 1999, the Company decreased the cash held in its interest bearing escrow account from $59,321 at June 30, 1998 to $35,462.

Cash used in operating activities totaled $11,123 for the nine months ended March 31, 1999 as working capital increases more than offset net earnings. The working capital increase was led by an increase in accounts receivable and a decrease in accounts payable offset by a decrease in inventory. Accounts receivable increased due to the increase in product sales, while the decline in accounts payable related to the pay down of the Tamoxifen payable.
Increased Tamoxifen sales led to lower Tamoxifen inventories.

During the first nine months of fiscal 1999, the Company invested approximately $8.3 million in capital expenditures primarily on construction and new equipment for its facilities. This decline from the prior year was anticipated and was related to the reduction in capital spending on the Virginia facility, which was substantially completed by the spring of 1998. The Company expects to invest an additional $3 to $5 million in capital assets in fiscal 1999.

The Company expects to expand significantly its proprietary drug development activities over the next several quarters. Product development costs associated with many of these projects are significantly higher and require more time to develop and receive approval to market than traditional generic products. The increased time and costs are primarily related to the clinical trials required for FDA approval. Though the Company's development strategy is to select products that require only limited clinical studies, these clinical costs can be significant. While the Company continues to explore external funding arrangements to help fund the development costs of certain of these projects, there is no assurance that the Company will be able to secure such funding or will be able to secure the funding on favorable terms. If the Company is unable to obtain such funding on favorable terms and continues to pursue all its proprietary drug projects, its results from operations could be adversely affected.

In addition, the Company's proprietary products will require more extensive advertising and promotion activities than those required to launch and sell traditional generic products. Many will also require a sales force selling directly to physicians. The Company currently does not have an in-house sales force to sell its products directly to physicians. The Company is exploring several alternatives for marketing its proprietary products including, licensing out such products to third parties, engaging a contract sales force or investing in or acquiring companies with an existing sales force. Selecting the appropriate alternative depends on a variety of factors including the number of physicians in a particular therapeutic category and the number of products the Company offers within a therapeutic category. While the Company believes it will be able to successfully market and sell its proprietary products using one or more of the alternatives described above, there is no assurance it will be able to do so on favorable terms. If the Company is unable to market and sell its proprietary products successfully, its results from operations could be adversely affected.

To expand its growth opportunities, the Company has and will continue to evaluate and enter into various strategic collaborations (See Note 8 to the Consolidated Financial Statements). The timing and amount of cash required to enter into these collaborations is difficult to predict because it is dependent on several factors, many of which are outside of the Company's control. However, the Company believes it will spend between $4 and $6 million by June 2000 to enter these collaborations. The $4 to $6 million excludes any cash needed to fund strategic acquisitions the Company may consider in the future.

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

Year 2000

As disclosed in the 1998 Annual Report on Form 10-K, during 1998, the Company established a project team to assess the impact of the Year 2000 issue on the Company's operations. The project team continues to verify that third parties, with which it has a material relationship, are in compliance or expect to be in compliance prior to January 1, 2000. However, there can be no guarantee that the systems of these or other companies on which the Company relies will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems and operations. In addition, the project team continues to review its information technology ("IT") and non-IT systems for compliance and will make modifications to these systems as necessary. All critical aspects of the Company's Year 2000 compliance program are expected to be complete by the end of the fiscal year. However, additional Year 2000 issues may arise, though these issues are not expected to be critical. To date the Company has spent less than $100 in remediation efforts and believes that the cost to gain company-wide compliance will not be material.

To date the Company has not completed a formal contingency plan for non-compliance, but continues to develop such plans. The plans will be designed to mitigate serious disruptions to our business flow beyond the end of 1999.

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

Forward Looking Statements

Except for the historical information contained herein, this form 10-Q contains forward-looking statements, all of which are subject to risks and uncertainties. Such risks and uncertainties include the timing and outcome of legal proceedings, impact of competition on sales and profitability of key products, fluctuations in operating results, capital spending, obtaining funding for certain R&D projects, the ability of the Company to obtain additional capital, the impact of Year 2000 issues on the business and other risks detailed from time-to-time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements can be identified by their use of words such as "expects", "plans," "will," "believes," "estimates," "intends" and other words of similar meaning. Should known or unknown risks or uncertainties materialize, or should our assumptions prove inaccurate, actual results could vary materially from those anticipated. We undertake no obligation to publicly update any forward-looking statements.


ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         During the quarter ended March 31, 1999, the Company filed an appeal in the U.S. Court of Appeals for the Federal Circuit on the issues that were dismissed on January 12, 1999. The Company anticipates a decision in early calendar 2000.

         Norethindrone and Ethinyl Estradiol Patent Challenge

         In October 1998, Barr filed an ANDA seeking approval from the FDA to market the three different tablet combinations of norethindrone and ethinyl estradiol, the generic equivalent of Ortho McNeil Pharmaceutical Inc.'s ("Ortho") Ortho-Novum 7/7/7 oral contraceptive regimen. The Company notified Ortho pursuant to the provisions of the Waxman-Hatch Act and on January 15, 1999, Ortho filed a patent infringement action in the United States District Court for the District of New Jersey - Trenton Division, seeking to prevent Barr from marketing the three different tablet combinations of norethindrone and ethinyl estradiol until certain U.S. patents expire in 2003. The case is in discovery stage and no trial date has been set.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Number    Exhibit
         --------------    -------

              27.0         Financial data schedule

(b) There were no reports filed on Form 8-K in the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BARR LABORATORIES, INC.



Dated: May 11, 1999                          /s/ William T. McKee
                                             --------------------
                                             William T. McKee
                                             Chief Financial Officer