Form 10-K405
period 1999-06-30
BARR LABORATORIES INC
filed 1999-08-31
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended June 30, 1999 or

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

 Securities registered pursuant to Section 12(b) of the Act:                    Name of each exchange on
                     Title of each class                                            which registered:
                Common Stock, Par Value $0.01
                                                                                 New York Stock Exchange

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

Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the Registrant held by nonaffiliates was approximately $493,898,290 as of June 30, 1999 (assuming solely for purposes of this calculation that all Directors and Officers of the Registrant are "affiliates").

Number of shares of Common Stock, Par Value $.01, outstanding as of June 30, 1999: 22,805,628.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S 1999 ANNUAL REPORT TO SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN PART II AND PART IV HEREOF. PORTIONS OF THE REGISTRANT'S 1999 PROXY STATEMENT ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

                                     PART I

ITEM 1.  BUSINESS

Barr Laboratories, Inc. ("Barr" or the "Company") is an established pharmaceutical company engaged in the development, manufacture and marketing of generic and proprietary prescription pharmaceuticals.

SAFE HARBOR STATEMENT

To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include: the timing and outcome of legal proceedings; the difficulty of predicting U.S. Food and Drug Administration ("FDA") approvals; market and customer acceptance and demand for new pharmaceutical products; ability to market new proprietary products; the impact of competitive products and pricing; timing and success of new product development and launch; availability of raw materials; the regulatory environment; fluctuations in operating results; and, other risks detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.

The Company wishes to caution each reader of this report to consider carefully these factors as well as specific factors that may be discussed with each forward-looking statement in this report or disclosed in the Company's filings with the SEC as such factors, in some cases, could affect the ability of the Company to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed herein.

OVERVIEW

Barr was founded in 1970 and commenced active business in 1972 as a manufacturer of generic drug products. Barr is listed on the New York Stock Exchange (NYSE-BRL). The Company currently markets 70 generic and proprietary products, representing various dosage strengths and product forms of 32 chemical entities. The Company's product line is concentrated primarily on six core therapeutic categories: oncology, female healthcare, cardiovascular, anti-infectives, pain management and psychotherapeutics.

The Company's business strategy has three core components: (i) the development and marketing of generic pharmaceuticals that have one or more barriers to entry, (ii) developing the generic version and then challenging patents protecting select brand pharmaceuticals where the Company believes that such patents are either invalid, unenforceable or not infringed by the Company's product, and (iii) the development and introduction of proprietary pharmaceuticals.

Generic Products

The majority of the Company's currently marketed products represent generic forms of brand pharmaceutical products. These products are part of an industry with annual sales of approximately $9 billion. The Company rarely pursues those products where it expects that a significant number of its competitors will successfully develop a generic product. Instead, the Company principally pursues the development and marketing of generic pharmaceuticals that have one or more barriers to entry. The Company believes products with such barriers will face limited competition and, therefore, provide longer product life cycles and/or higher profitability than commodity generic products.

During the fiscal year ended June 30, 1999, the Company introduced seven new generic products, including a cancer agent, two additional strengths of its Warfarin Sodium anti-coagulant, two additional strengths of an anti-depressant, and two strengths of an anti-infective drug.

Generic products introduced within the past two fiscal years, particularly the Company's Warfarin Sodium anti-coagulant, Naltrexone treatment for alcohol dependency, Hydroxyurea cancer agent, and members of the Company's portfolio of hormone replacement products have been the drivers behind sales and earnings increases.

The Company's largest selling product, Tamoxifen Citrate ("Tamoxifen"), the generic equivalent of Nolvadex(R), is used to treat advanced breast cancer as well as impede the recurrence of tumors following surgery. In October 1998, the FDA approved the use of Tamoxifen for the reduction in incidence of breast cancer in women at high risk for developing this disease. Tamoxifen accounted for approximately 66%, 68% and 76% of the Company's product sales during fiscal 1999, 1998 and 1997, respectively.

Warfarin Sodium is the generic equivalent of DuPont Pharmaceutical's Coumadin(R), an anti-coagulant with U.S. sales of approximately $500 million during the year ended December 31, 1998. Approved in March 1997, and launched in July 1997, approximately six million prescriptions for Barr's generic product had been dispensed as of the close of fiscal 1999. During the fiscal year, an additional generic competitor entered the market, and by fiscal year end a third competitor had received FDA approval for this product. Warfarin Sodium accounted for approximately 15% and 11% of the Company's product sales during fiscal 1999 and 1998, respectively.

Patent Challenges

The second part of Barr's generic product strategy is its patent challenge strategy. As part of this strategy, the Company identifies patent protected brand products where it believes the patents are either invalid or will not be infringed by the Company's product. Then, the Company undertakes the development and filing with the FDA of its generic version of the product, and engages in the litigation necessary to resolve the patent issues.

As of the close of fiscal 1999, the Company has engaged in five patent challenges, of which three have been resolved and two are currently pending. The Company believes that the pursuit of these products to date has resulted in a significant consumer benefit, in that the successful outcome of two cases will ensure significant patient savings through the early introduction of more affordable versions of the branded products.

In 1993, as a result of a settlement of a patent challenge against the innovator of Tamoxifen, Barr entered into a non-exclusive supply and distribution agreement. As a result of this agreement, breast cancer patients have had access to Barr's more affordable version of Tamoxifen eight years earlier than they might otherwise have. The Company also has a tentatively approved Abbreviated New Drug Application ("ANDA") for the manufacture of Tamoxifen. At the time of patent expiration in August 2002 (or should another company's patent challenge succeed), Barr will be permitted to begin the direct manufacture of Tamoxifen.

In January 1997, Barr and Bayer AG settled the pending litigation regarding Bayer's patents protecting CIPRO(R) ("Ciprofloxacin"). Under terms of the settlement, Barr received a one-time payment and entered into a contingent, non-exclusive supply agreement. Under this agreement, Bayer has the option to make payments to Barr or to provide Barr with quantities of Ciprofloxacin that Barr could market pursuant to a license from Bayer. Also as part of the settlement, Barr has the unconditional right to begin selling Ciprofloxacin no later than six months prior to the expiration of the patent. As a result of this agreement, the Company believes that consumers will receive a substantial benefit by having access to a more affordable generic product in advance of the date when the product would otherwise have been available for competition.

The Company currently has two patent challenges pending, including a challenge against Prozac(R) and Ortho-Novum 7/7/7(R) (See Item 3, Legal Proceedings). The Company will continue to invest heavily in research and development and the legal costs necessary to identify future patent challenge opportunities.

In August 1999, the FDA published a proposed 180-Day Generic Drug Exclusivity rule. This proposed rule is designed to clarify the FDA's interpretation of the 180-day generic drug exclusivity provision of the Drug Price Competition and Patent Term Restoration Act of 1984 ("Hatch-Waxman Act"), in response to numerous court challenges and citizens petitions. The proposed rule seeks to more clearly define who is entitled to the exclusivity period and how that period is "triggered." The comment period on the proposal ends in November 1999, and final rule-making, which is expected to incorporate comments from a number of parties including members of the generic industry, could also be the subject of additional court challenges. As a result, implementation of the FDA's interpretation could be delayed for a significant period. As such, it is impossible for the Company to predict what, if any, effect the proposed rule would have on the "first to file" status of its patent cases. In addition to Tamoxifen, products for which the Company was "first to file" include Ciprofloxacin ("CIPRO"), Zidovudine ("AZT(R)") and Fluoxetine ("Prozac").

The patent challenge process is a fundamental component of the Hatch-Waxman Act that is designed to encourage generic companies to develop versions of brand products and challenge suspect patents years ahead of patent expiry. The Company believes that its successful challenges provide more affordable medicine for consumers who otherwise would have paid higher brand prices for these products through patent expiry. Recently, the U.S. Department of Justice ("DOJ") and the Federal Trade Commission ("FTC") have been examining the settlement of such patent challenges (See Item 3, Legal Proceedings). The Company is confident the patent challenge provisions under the Hatch-Waxman Act provide a significant consumer benefit by allowing the introduction of more affordable generic products earlier than might otherwise be possible. Further, the Company believes that as the consumer benefits of this process become more apparent to the DOJ and FTC, any concerns will be resolved.

Proprietary Pharmaceuticals

Barr's focus on the development of proprietary pharmaceutical products, which was initiated in fiscal 1997, today includes a development portfolio of approximately ten projects. Under development are four cancer agents, three oral contraceptive products, one hormonal product, one anti-viral product, and a psycho-therapeutic agent. Projects in development are expected to compete in therapeutic categories that have total current annual sales in excess of $6 billion.

The first product from Barr's proprietary product development program, the PREVEN(TM) Emergency Contraceptive Kit, a contraceptive co-developed with Gynetics, Inc., was approved in September 1998. Barr helped to develop and submit the new product application to the FDA and manufactures the oral contraceptive tablets that are part of the PREVEN Kit. Gynetics is responsible for marketing the product. The development and regulatory experience gained in the approval of this first proprietary product is expected to strengthen ongoing proprietary projects.

The Company's proprietary product development strategy is focused on pursuing a portfolio of products that will result in the introduction in the United States of innovative dosage forms of existing chemical entities, commercialization of therapies available outside of the U.S. market, as well as the development of novel chemical entities that are not currently available. This strategy will result in the introduction of products in the near-, mid- and long-term that have varying periods of market exclusivity. Barr estimates that the development and introduction of its current portfolio of ten proprietary products could require an investment of $25 to $35 million within the next three to four years.

Research and Development

For the fiscal years ended June 30, 1999, 1998 and 1997, total research and development expenditures were approximately $23 million, $19 million and $14 million, respectively. Approximately $4 million of the fiscal 1999 expenditures were in direct support of the Company's proprietary development activities. Management anticipates that research and development expenditures in fiscal 2000 will significantly exceed comparable expenditures in fiscal 1999, due to increased activity in generic and proprietary drug development activities.

Marketing and Customers

The Company markets its generic products to customers in the United States and Puerto Rico through an integrated sales and marketing force that includes a five person national sales force. The activities of the sales force are supplemented by three customer service representatives who inform the Company's customers of new products, process orders and advise of order status and current pricing. All marketing activities are developed, implemented and coordinated by a product marketing function consisting of three employees.

The Company's generic product customer base includes drug store chains, food chains, mass merchandisers, wholesalers, distributors, managed care organizations, mail order accounts, government/military and repackagers. The Company's products are primarily sold under the Barr label.

The Company's generic business has approximately 140 direct purchasing customers and 105 indirect customers that purchase the Company's products via wholesalers. In fiscal 1999, 1998 and 1997, McKesson Drug Company, the nation's largest wholesaler, accounted for approximately 14%, 12% and 13%, respectively, of product sales. No other customer accounted for greater than 10% of product sales in any of the last three fiscal years.

During the past three years the Company's customer base has undergone significant consolidation, particularly in the chain drug store, food store, distributor and wholesaler trade classes. In addition, a number of customers have instituted single-source programs that limit the number of generic suppliers that provide products to that customer. This consolidation and changes in customer buying patterns have resulted in heightened competition among generic drug marketers. Adding to these market pressures, managed care organizations have in some cases, limited the number of authorized vendors. In addition, mail-order prescription services, which typically source product from a limited number of suppliers, have continued to grow. While the Company believes that it has excellent relationships with its key customers, there can be no assurance that continued consolidation will not impact the Company's business, or that such impact might not be significant.

The Company's proprietary products are expected to require a sales force to detail products directly to physicians and healthcare providers. Currently the Company does not have such a sales force but it expects to develop such sales capabilities through such activities as partnerships, joint ventures or strategic acquisitions. For example, Barr's first proprietary product, the PREVEN Emergency Contraceptive Kit, is marketed by the Company's partner, Gynetics Inc. As additional proprietary products reach the final stages of approval, the Company expects to have secured the sales resources necessary to successfully introduce these products.

Competition

The Company competes in varying degrees with numerous other manufacturers of pharmaceutical products (both branded and generic). These competitors include the generic divisions of proprietary pharmaceutical companies (either marketing units or other generic manufacturers), large independent generic manufacturers/distributors that seek to provide "one stop shopping" by offering a full line of products, generic manufacturers that have targeted select therapeutic categories and market niches, and proprietary pharmaceutical companies whose patent protected therapies compete with both generic and proprietary products marketed by the Company.

Many of the Company's competitors have greater financial and other resources, and are therefore able to devote more resources than the Company in such areas as marketing support and product development. In order to ensure its ability to compete effectively, the Company has:

       - focused its proprietary and generic product development in areas of historical strength or competitive advantage;

       - targeted generic products for development that offer significant barriers to entry for competitors, including: difficulty in sourcing raw materials; difficulty in formulation or establishing bioequivalence; manufacturing that requires unique facilities, processes or expertise; and

       - invested in plant and equipment to give it a competitive edge in manufacturing.

These factors, when combined with the Company's investment in new product development and its focus on select therapeutic categories, provide the basis for its belief that it will continue to remain a leading independent specialty pharmaceutical company.

Raw Materials

The active chemical raw materials, essential to the Company's business, are bulk pharmaceutical chemicals, which are purchased from numerous manufacturers in the U.S. and throughout the world. All purchases are made in United States dollars, and therefore, while currency fluctuations do not have an immediate impact on prices the Company pays, such fluctuations may, over time, have an effect on prices to the Company. Certain products that have historically accounted for a significant portion of Barr's revenues are currently available only from sole or limited suppliers. Arrangements with foreign suppliers are subject to certain additional risks, including the availability of governmental clearances, export duties, political instability, currency fluctuations and restrictions on the transfer of funds. Any inability to obtain raw materials on a timely basis, or any significant price increases that cannot be passed on to customers, could have a material adverse effect on the Company. Because prior FDA approval of raw material suppliers is required, if raw materials from an approved supplier were to become unavailable, the required FDA approval of a new supplier could cause a significant delay in the manufacture of the drug product affected.

In addition, recent and pending regulatory actions may make it more difficult for the Company and other generic pharmaceutical manufacturers to obtain commitments from foreign suppliers prior to the expiration of patents on branded products. The unavailability of such raw materials could also impede the Company in its efforts to develop and obtain FDA approval to manufacture and market new generic pharmaceutical products, including patent challenge candidates.

To date, the Company has not experienced any significant delays from lack of raw material availability. However, there can be no assurance that significant delays will not occur in the future.

Employees

As of June 30, 1999, the Company had approximately 574 full-time employees including 109 in research and development and 372 in production and quality assurance/control. Approximately 115 are represented by a union that has a collective bargaining agreement with the Company. The Company's current collective bargaining agreement with its employees, who are represented by Local 2-149 of the Paper, Allied, Chemical and Energy (PACE) Union International, expires on April 1, 2001.

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

If the FDA believes a company is not in compliance with cGMP, certain sanctions are imposed upon that company including: (i) withholding from the company new drug approvals as well as approvals for supplemental changes to existing applications; (ii) preventing the company from receiving the necessary export licenses to export its products; and (iii) classifying the company as an "unacceptable supplier" and thereby disqualifying the company from selling products to federal agencies. The Company believes it is currently in compliance with cGMP.

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

Clinical trials are typically conducted in three sequential phases, although the phases may overlap. Data from pre-clinical testing and clinical trials are submitted to the FDA as a NDA for marketing approval and to other health authorities as a marketing authorization application. The process of completing clinical trials for a new drug may take several years and requires the expenditure of substantial resources. Preparing a NDA or marketing authorization application involves considerable data collection, verification, analysis and expense, and there can be no assurance that approval from the FDA or any other health authority will be granted on a timely basis, if at all. The approval process is affected by a number of factors, primarily the risks and benefits demonstrated in clinical trials as well as the severity of the disease and the availability of alternative treatments. The FDA or other health authorities may deny a NDA or marketing authorization application if the regulatory criteria are not satisfied, or such authorities may require additional testing or information.

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

Government Relations Activities

As a record number of branded pharmaceutical products are scheduled to go off patent over the next several years, the branded pharmaceutical industry has increased efforts to utilize state and federal legislative and regulatory arenas to delay generic competition, or limit the severe market erosion they can experience once monopoly protection is lost for the branded product. Efforts to achieve these goals include, but are not limited to, directly petitioning the FDA to request amendments to FDA standards through the Citizen Petition process, seeking changes in United States Pharmacopoeia standards and attempting to extend patents by attaching amendments to important federal legislation. Federal legislation designed to extend the patents an additional three years on several drugs, due to perceived delays in the FDA approval process, has been introduced. State by state initiatives to enact legislation opposing the substitution of equivalent generic drugs is an additional anti-generic defense strategy.

Using such terminology as Narrow Therapeutic Index ("NTI") and "Critical Care or Critical Dose Drugs" to define sub-categories of drug products, the brand industry is attempting to erroneously suggest that there are clinical differences between brand and generic products that require additional attention by the prescribing physician or limits on substitution. Since January 1997, Barr has engaged the resources necessary to fight proposed legislation in over thirty states.

Some brand companies have expressed interest over the last several years in reopening the Hatch-Waxman Act and renegotiating some of the compromises reached between the brand and generic pharmaceutical industries that resulted in the creation of the modern generic pharmaceutical industry. Reopening the act could disturb the delicate balance achieved in 1984 but may also offer the generic industry the opportunity to expand the Hatch-Waxman Act to include drug products not currently covered under the Act.

Because a balanced and fair legislative and regulatory arena is critical to the generic pharmaceutical industry, the Company has and will continue to put a major emphasis in terms of management time and financial resources on government affairs activities.

Medicaid/Medicare

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

Over the last year, the extension of prescription drug coverage to all Medicare recipients has gained support in the Federal legislature. The generic pharmaceutical industry trade associations are actively involved in discussions regarding the structure and scope of any proposed Medicare prescription drug benefit plans. The Company, as an active member of two of the three trade associations representing the generic pharmaceutical industry, supports the development of an industry wide position on Medicare.

The Company believes that federal and/or state governments may continue to enact measures in the future aimed at reducing the costs of drugs to the public. The Company cannot predict the nature of such measures or their impact on the Company's profitability.

Other

The Company is also governed by federal, state and local laws of general applicability, such as laws regulating intellectual property, including patents and trademarks; working conditions; equal employment opportunity; and environmental protection.


ITEM 2.  PROPERTIES

Barr has facilities and operations in Pomona and Blauvelt, New York; Northvale, New Jersey; and Forest, Virginia. The following table presents the facilities owned or leased by the Company and indicates the location and type of each of these facilities.

                    SQUARE
LOCATION            FOOTAGE    STATUS              DESCRIPTION
--------            -------    ------              -----------
NEW JERSEY
Northvale            26,500    Owned     Manufacturing
Northvale            57,000    Leased    Warehouse (to be closed October 1999)

NEW YORK
Blauvelt             50,000    Leased    Corporate Administration
Pomona 1             33,000    Owned     R&D, Laboratories, Manufacturing
Pomona 2             90,000    Owned     Laboratories, Administrative Offices,
                                         Manufacturing, Warehouse

VIRGINIA
Forest              168,000    Owned     Administrative Offices, Manufacturing,
                                         Warehouse, Packaging, Distribution

Over the past three fiscal years, the Company has spent approximately $68 million in capital expenditures primarily to expand manufacturing capacity, extend research and development activities and strengthen certain competitive advantages.

ITEM 3.   LEGAL PROCEEDINGS

Fluoxetine Hydrochloride Patent Challenge

In February 1996, Barr filed an ANDA seeking approval from the FDA to market fluoxetine hydrochloride ("Fluoxetine"), the generic equivalent of Eli Lilly Company's ("Lilly") Prozac. The Company notified Lilly pursuant to the provisions of the Hatch-Waxman Act, and, on April 19, 1996, Lilly filed a patent infringement action in the United States District Court for the Southern District of Indiana - Indianapolis Division seeking to prevent Barr from marketing Fluoxetine until certain U.S. patents expire in 2003.

In rulings on pretrial motions on January 12, 1999, the U.S. District Court, Southern District of Indiana, dismissed several of the claims that the Company was to present at the trial. Prior to the trial beginning, Barr, two co-defendants and Lilly reached an agreement pursuant to which Barr and Lilly have agreed to drop all the remaining claims in the litigation. In addition to dropping their remaining claims, Lilly made a one-time payment of $4 million to be shared between Barr and its co-defendants.

During the quarter ended March 31, 1999, the Company filed an appeal in the U.S. Court of Appeals for the Federal Circuit on the issues that were dismissed. The Company anticipates oral arguments in late calendar 1999 and a decision in early calendar 2000.

Invamed, Inc./Apothecon, Inc. Lawsuit

In February 1998, Invamed, Inc. ("Invamed") named the Company and several others as defendants in a lawsuit filed in the United States District Court for the Southern District of New York, charging that the Company unlawfully blocked access to the raw material source for Warfarin Sodium. In May 1999, Apothecon, Inc. ("Apothecon") filed a similar lawsuit. The two actions have been consolidated.

The Company believes that the suits filed against it by Invamed and Apothecon are without merit and intends to defend its position vigorously. These actions are currently in discovery stage. It is anticipated that this matter will take several years to be resolved but an adverse judgement could have a material adverse impact on the Company's consolidated financial statements.

DuPont Anti-Trust Suit

On March 9, 1998, the Company filed an anti-trust suit against DuPont Merck Pharmaceutical Company ("DuPont") in the United States District Court for the Southern District of New York, charging that DuPont has acted unlawfully to impede the marketplace acceptance of Barr's generic version of the anti-coagulant Coumadin. The Company's suit charges that DuPont's actions violated federal anti-trust laws, as well as the Lanham Act and the New York Deceptive Practices Act. This matter is currently in the discovery stage. The Company intends to prosecute this case vigorously.

Norethindrone and Ethinyl Estradiol Patent Challenge

In October 1998, Barr filed an ANDA seeking approval from the FDA to market the three different tablet combinations of norethindrone and ethinyl estradiol, the generic equivalent of Ortho McNeil Pharmaceutical Inc.'s ("Ortho") Ortho-Novum 7/7/7 oral contraceptive regimen. The Company notified Ortho pursuant to the provisions of the Hatch-Waxman Act and on January 15, 1999, Ortho filed a patent infringement action in the United States District Court for the District of New Jersey - Trenton Division, seeking to prevent Barr from marketing the three different tablet combinations of norethindrone and ethinyl estradiol until certain U.S. patents expire in 2003. The case is in discovery stage and no trial date has been set.

OTHER LEGAL MATTERS

Department of Justice Investigation Relating to Tamoxifen Citrate

In 1998 and 1999, the Company was contacted by the Department of Justice ("DOJ") regarding the March 1993 settlement of the Tamoxifen patent litigation. Barr continues to cooperate with the DOJ in this ongoing examination, and believes that the DOJ will ultimately determine that the settlement was appropriate and a benefit to consumers.

Federal Trade Commission ("FTC") Civil Investigative Demand Relating to Ciprofloxacin

On June 30, 1999, the Company received a demand for interrogatories and a subpoena for documents relating to the January 1997 settlement of the Hatch-Waxman Act patent litigation relating to Ciprofloxacin hydrochloride which had been pending in the U.S. District Court for the Southern District of New York. The FTC is investigating whether the parties have engaged or are engaging in unfair methods of competition or affecting commerce in violation of Section 5 of the Federal Trade Commission Act.

The Company believes that the patent challenge process under the Hatch-Waxman Act represents a pro-consumer and pro-competitive alternative to bringing generic products to market more rapidly than might otherwise be possible. The Company is convinced that once all the facts are considered, and the benefits to consumers are assessed, that the DOJ and FTC investigations described above will be terminated. However, consideration of these matters could take considerable time, and while unlikely, any adverse judgement in either matter could have a material adverse impact on the Company's consolidated financial statements.

Miscellaneous

As of June 30, 1999, the Company was involved, as plaintiff and defendant, in other lawsuits incidental to its business. Management of the Company, based on the advice of legal counsel, believes that the disposition of such litigation will not have any significant adverse effect on the Company's consolidated financial statements.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The information required by Item 5 is included on page 42 of the 1999 Annual Report to Shareholders ("Annual Report") and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by Item 6 is included on page 44 of the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is included on pages 25 through 29 of the Annual Report and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for a change in interest rates relates primarily to the Company's investment portfolio of $103 million and debt instruments of $32 million. The Company does not use derivative financial instruments.

The Company's investment portfolio consists of cash and cash equivalents and marketable securities classified as "available for sale." The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio in a variety of high credit quality securities, including U.S. government and corporate obligations, certificates of deposit and money market funds. Approximately 92% of the Company's portfolio matures in less than three months and the remaining 8% matures in less than one year. The carrying value of the investment portfolio approximates the market value at June 30, 1999. Because the Company's investments are diversified and are of relatively short maturity, a hypothetical 10% change in interest rates would not have a material effect on the Company's consolidated financial statements.

Approximately 89% of the Company's debt instruments at June 30, 1999, are subject to fixed interest rates and principal payments. The related note purchase agreements permit the Company to prepay these notes prior to their scheduled maturity, but may require the Company to pay a prepayment fee based on market rates at the time of prepayment and the note rates. The remaining 11% of debt instruments are primarily subject to variable interest rates based on LIBOR and have fixed principal payments. The fair value of all debt instruments is approximately $32 million at June 30, 1999. Management does not believe that any risk inherent in the variable-rate nature of these instruments is likely to have a material effect on the Company's consolidated financial statements.

The Company's $20 million Unsecured Revolving Credit Facility ("Revolver") has an interest rate based on the prime rate or LIBOR plus 0.75%, at the Company's option. The Company currently maintains a zero balance on the Revolver. If the Company were to draw down on the line prior to its expiration in July 2000, and an unpredicted increase in both alternate rates occurred, it would not be likely to have a material effect on the Company's consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included on pages 30 through 43 of the Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers are as follows:

       NAME                    AGE          POSITION
       ----                    ---          --------
Bruce L. Downey                 51          Chairman of the Board, Chief Executive Officer and President

Paul M. Bisaro                  38          Senior Vice President, Strategic Business Development,
                                            General Counsel and Secretary

Timothy P. Catlett              44          Senior Vice President, Sales and Marketing

William T. McKee                38          Senior Vice President, Chief Financial Officer and Treasurer

Mary E. Petit                   50          Senior Vice President, Operations

Salah U. Ahmed                  45          Vice President, Product Development

Ezzeldin A. Hamza               48          Vice President, Research and Development

Catherine F. Higgins            47          Vice President, Human Resources

Gerald F. Price                 52          Vice President, Business Development

         BRUCE L. DOWNEY became the Company's President, Chief Operating Officer and a member of the Board of Directors in January 1993 and was elected Chairman of the Board and Chief Executive Officer in February 1994. Prior to assuming these positions, from 1981 to 1993, Mr. Downey was a partner in the law firm of Winston & Strawn and a predecessor firm of Bishop, Cook, Purcell and Reynolds. Mr. Downey is also a director of Warner Chilcott, plc.

         PAUL M. BISARO became the Company's General Counsel in July 1992, was elected Secretary of the Company in September 1992 and elected a Vice President in 1993. In August 1994, Mr. Bisaro was elected to the position of Chief Financial Officer. In September 1996, Mr. Bisaro was elected to the position of Senior Vice President, Strategic Business Development. In June 1998, Mr. Bisaro was elected to the Company's Board of Directors. Prior to assuming these positions with the Company, he was associated with the law firm of Winston & Strawn and a predecessor firm, Bishop, Cook, Purcell and Reynolds. Prior to his association with Winston & Strawn, Mr. Bisaro was a Consultant with Arthur Andersen & Co.

         TIMOTHY P. CATLETT was employed by the Company in February 1995 as Vice President, Sales and Marketing. In September 1997, Mr. Catlett was elected to Senior Vice President, Sales and Marketing. From 1978 through 1993, Mr. Catlett held a number of positions with the Lederle Laboratories division of American Cyanamid including Vice President, Cardiovascular Marketing.

         WILLIAM T. MCKEE was employed by the Company in January 1995 as Director of Finance and was appointed Treasurer in March 1995. In September 1996, Mr. McKee was elected to the position of Chief Financial Officer, in December 1997 Mr. McKee was elected Vice President and in December 1998 was elected Senior Vice President. Prior to joining the Company, Mr. McKee served as Vice President, Finance for Absolute Entertainment Inc. From September 1983 through June 1993, Mr. McKee held management positions in the accounting firms of Deloitte & Touche LLP and Gramkow & Carnevale, CPAs. Mr. McKee is a C.P.A.

         MARY E. PETIT was employed by the Company in January 1995 as Vice President, Quality. In September 1996, Dr. Petit was elected to the position of Senior Vice President, Operations. From June 1992 to January 1995, Dr. Petit was Vice President, Quality Management with the Lederle Laboratories division of American Cyanamid. Dr. Petit held positions of increasing responsibility during her 12 year tenure with Lederle.

         SALAH U. AHMED was employed by the Company as Director of Research and Development in 1993. Dr. Ahmed was named Vice President, Product Development in September 1996. Before joining Barr, Dr. Ahmed was a Senior Scientist with Forest Laboratories, Inc. from 1989 to 1993.

         EZZELDIN A. HAMZA was employed by the Company in July 1984 as Director of Quality Control and thereafter, from August 1987, served as Director of Scientific Affairs. In December 1988, Mr. Hamza was elected to the position of Vice President, Technical Affairs. In 1993, he was elected Vice President, Research and Development.

         CATHERINE F. HIGGINS was employed by the Company in January 1992 as Vice President, Human Resources and was elected an officer in September 1992. From June 1985 to December 1991, Ms. Higgins served as Vice President, Human Resources for Inspiration Resources Corporation.

         GERALD F. PRICE was employed by the Company in January 1990 as Vice President, Manufacturing and Engineering. He was elected an officer of the Company in January 1990. Prior to assuming these positions, he served as Group Vice President, Operations of Del Laboratories.

The Company's directors and executive officers are elected annually to serve until the next annual meeting or until their successors have been elected and qualified. The directors of the Company and their business experience are set forth in the section headed "Information on Nominees" of the Company's Notice of Annual Meeting of Shareholders, dated September 27, 1999 (the "Proxy Statement") and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

A description of the compensation of the Company's executive officers is set forth in the sections headed "Executive Compensation", "Option Grants", "Option Exercises and Option Values" and "Executive Agreements" of the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A description of the security ownership of certain beneficial owners and management is set forth in the sections headed "Ownership of Securities" of the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A description of certain relationships and related transactions is set forth in the section headed "Certain Relationships and Related Transactions" of the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statement Schedules:

         The consolidated balance sheets as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1999 and the related notes to the consolidated financial statements, together with the Independent Auditors' Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 5 through 8, the Annual Report is not deemed filed as part of this report. The following additional financial data should be read in conjunction with the financial statements in the Annual Report. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes.

                                                             Page
                                                             ----
         Independent Auditors' Report                         22
         Schedule II - Valuation and Qualifying Accounts      23



Exhibits

3.1             Composite Restated Certificate of Incorporation of the
                Registrant

3.2             Amended and Restated By-Laws of the Registrant

4.1             Loan and Security Agreement dated April 12, 1996(9)

4.2             Amended and Restated Loan Agreement dated November 18, 1997(9)

4.3             Note Purchase Agreements dated November 18, 1997(1)

10.1            Stock Option Plan(3)

10.2            Savings and Retirement Plan(8)

10.3 Economic Development Bond Financing Agreement, dated December 19, 1984, relating to 265 Livingston Street(2)

10.6            Collective Bargaining Agreement, effective April 1, 1996(12)

10.7            Agreement with Bruce L. Downey(4)

10.8            Agreement with Ezzeldin A. Hamza(4)

10.9 Distribution and Supply Agreement for Tamoxifen Citrate dated March 8, 1993(4)

10.10           1993 Stock Incentive Plan (5)

10.11           1993 Employee Stock Purchase Plan (6)

10.12           1993 Stock Option Plan for Non-Employee Directors (7)

10.13           Agreement with Edwin A. Cohen and Amendment thereto (8)

10.14 Distribution and Supply Agreement for Ciprofloxacin Hydrochloride dated January 1997 (10)

13.0            1999 Annual Report to Shareholders

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

(12) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

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

                           BARR LABORATORIES, INC.

               Signature                                 Title                                  Date
               ---------                                 -----                                  ----
BY BRUCE L. DOWNEY                       Chairman of the Board, Chief                      August 11, 1999
   ---------------                       Executive Officer & President
      (Bruce L. Downey)

BY WILLIAM T. MCKEE                      Senior Vice President, Chief                      August 11, 1999
   ----------------                      Financial Officer & Treasurer
      (William T. McKee)

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

               Signature                                 Title                                  Date
               ---------                                 -----                                  ----
BRUCE L. DOWNEY                          Chairman of the Board, Chief                      August 11, 1999
---------------                          Executive Officer & President
(Bruce L. Downey)

EDWIN A. COHEN                           Vice Chairman of the Board                        August 11, 1999
--------------
(Edwin A. Cohen)

PAUL M. BISARO                           Director                                          August 11, 1999
--------------
(Paul  M. Bisaro)

ROBERT J. BOLGER                         Director                                          August 11, 1999
----------------
(Robert J. Bolger)

MICHAEL F. FLORENCE                      Director                                          August 11, 1999
-------------------
(Michael F. Florence)

JACOB M. KAY                             Director                                          August 11, 1999
------------
(Jacob M. Kay)

BERNARD C. SHERMAN                       Director                                          August 11, 1999
------------------
(Bernard C. Sherman)

GEORGE P. STEPHAN                        Director                                          August 11, 1999
-----------------
(George P. Stephan)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Barr Laboratories, Inc.:

We have audited the financial statements of Barr Laboratories, Inc. and subsidiaries (the "Company") as of June 30, 1999 and 1998, and for each of the three years in the period ended June 30, 1999, and have issued our report thereon dated August 6, 1999; such financial statements and report are included in your June 30, 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Barr Laboratories, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
August 6, 1999

                                                                     SCHEDULE II

BARR LABORATORIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                           BALANCE AT     ADDITIONS,       RECOVERY
                                          BEGINNING OF     COSTS AND       AGAINST       DEDUCTIONS,     BALANCE AT
                                              YEAR          EXPENSE       WRITE-OFFS      WRITE-OFFS     END OF YEAR
---------------------------------------- --------------- -------------- --------------- --------------- --------------
Allowance for doubtful accounts:
   Year ended June 30, 1997                    $    192       $    735         $    22        $    679       $    270
   Year ended June 30, 1998                         270            180               1             189            262
   Year ended June 30, 1999                         262            180               1              44            399

Reserve for returns and allowances:
   Year ended June 30, 1997                       1,607          5,105               -           5,362          1,350
   Year ended June 30, 1998                       1,350          5,003               -           3,877          2,476
   Year ended June 30, 1999                       2,476          7,640               -           7,845          2,271

Inventory reserves:
   Year ended June 30, 1997                       1,279          5,334               -           2,978          3.635
   Year ended June 30, 1998                       3,635          8,043               -           6,103          5,575
   Year ended June 30, 1999                       5,575          5,398               -           4,420          6,553

                                EXHIBIT INDEX
                                -------------


Exhibit No.     Description
-----------     -----------

3.1             Composite Restated Certificate of Incorporation of the
                Registrant

3.2             Amended and Restated By-Laws of the Registrant

4.1             Loan and Security Agreement dated April 12, 1996(9)

4.2             Amended and Restated Loan Agreement dated November 18, 1997(9)

4.3             Note Purchase Agreements dated November 18, 1997(1)

10.1            Stock Option Plan(3)

10.2            Savings and Retirement Plan(8)

10.3 Economic Development Bond Financing Agreement, dated December 19, 1984, relating to 265 Livingston Street(2)

10.6            Collective Bargaining Agreement, effective April 1, 1996(12)

10.7            Agreement with Bruce L. Downey(4)

10.8            Agreement with Ezzeldin A. Hamza(4)

10.9 Distribution and Supply Agreement for Tamoxifen Citrate dated March 8, 1993(4)

10.10           1993 Stock Incentive Plan (5)

10.11           1993 Employee Stock Purchase Plan (6)

10.12           1993 Stock Option Plan for Non-Employee Directors (7)

10.13           Agreement with Edwin A. Cohen and Amendment thereto (8)

10.14 Distribution and Supply Agreement for Ciprofloxacin Hydrochloride dated January 1997 (10)

13.0            1999 Annual Report to Shareholders

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

(12) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.