Form 10-Q
period 1999-09-30
BARR LABORATORIES INC
filed 1999-10-29
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1999 or

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

Yes  X    No
   ------

Number of shares of common stock, par value $.01, outstanding as of September 30, 1999: 22,836,828

                             BARR LABORATORIES, INC.


                                    INDEX                                             PAGE
PART  I.    FINANCIAL INFORMATION
--------

         Item 1.         Financial Statements

                         Consolidated Balance Sheets as of
                         September 30, 1999 and June 30, 1999                            3

                         Consolidated Statements of Earnings
                         for the three months ended
                         September 30, 1999 and 1998                                     4

                         Consolidated Statements of Cash Flows
                         for the three months ended
                         September 30, 1999 and 1998                                     5

                         Notes to Consolidated Financial
                         Statements                                                   6-10

         Item 2.         Management's Discussion and
                         Analysis of Financial Condition and
                         Results of Operations                                       11-15

         Item 3.         Quantitative and Qualitative Disclosures
                         About Market Risk                                              15

PART II.      OTHER INFORMATION
--------

         Item 6.         Exhibits and Reports on Form 8-K                               16


SIGNATURES                                                                              16

                             BARR LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                     SEPTEMBER 30,                 JUNE 30,
                                                                                         1999                        1999
                                                                                   ----------------            ----------------
                                       ASSETS
                                       ------
Current assets:
   Cash and cash equivalents                                                            $  80,284                   $  94,867
   Marketable securities                                                                    8,358                       8,127
   Accounts receivable, less allowances of $3,211 and $2,670, respectively                 63,986                      50,227
   Supply agreement receivable                                                             15,750                      15,750
   Inventories                                                                            115,877                      77,613
   Prepaid expenses                                                                         1,574                       1,556
                                                                                   ----------------            ----------------
      Total current assets                                                                285,829                     248,140

Property, plant and equipment, net                                                         94,947                      93,764
Other assets                                                                                6,657                       5,986
                                                                                   ----------------            ----------------

      Total assets                                                                      $ 387,433                   $ 347,890
                                                                                   ================            ================

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------
Current liabilities:
   Accounts payable                                                                     $ 110,956                   $  88,982
   Accrued liabilities                                                                      7,197                       9,118
   Deferred income taxes                                                                      833                         833
   Current portion of long-term debt                                                        2,154                       2,165
   Income taxes payable                                                                     7,035                         179
                                                                                   ----------------            ----------------
      Total current liabilities                                                           128,175                     101,277

Long-term debt                                                                             29,885                      30,008
Other liabilities                                                                             190                         127
Deferred income taxes                                                                       2,903                       2,771

Commitments & Contingencies

Shareholders' equity:
   Preferred stock $1 par value per share; authorized 2,000,000; none issued
   Common stock $.01 par value per share; authorized 100,000,000;
      issued 22,954,783 and 22,923,583, respectively                                          230                         229
   Additional paid-in capital                                                              77,783                      76,903
   Retained earnings                                                                      149,339                     137,846
   Accumulated other comprehensive loss                                                    (1,059)                     (1,258)
                                                                                   ----------------            ----------------
                                                                                          226,293                     213,720
   Treasury stock at cost: 117,955 shares                                                     (13)                        (13)
                                                                                   ----------------            ----------------
      Total shareholders' equity                                                          226,280                     213,707
                                                                                   ----------------            ----------------

      Total liabilities and shareholders' equity                                        $ 387,433                   $ 347,890
                                                                                   ================            ================


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                1999                  1998
                                                                            ------------          ------------
Revenues:
    Product sales                                                             $ 92,103              $ 89,149
    Proceeds from supply agreements                                              6,750                 8,000
                                                                            ------------          ------------
Total revenues                                                                  98,853                97,149

Costs and expenses:
    Cost of sales                                                               61,973                63,908
    Selling, general and administrative                                         10,410                 9,943
    Research and development                                                     9,067                 5,370
                                                                            ------------          ------------

Earnings from operations                                                        17,403                17,928

Interest income                                                                  1,180                   972
Interest expense                                                                  (634)                 (659)
Other income (expense)                                                             466                   (14)
                                                                            ------------          ------------

Earnings before income taxes                                                    18,415                18,227

Income tax expense                                                               6,922                 7,023
                                                                            ------------          ------------

Net earnings                                                                  $ 11,493              $ 11,204
                                                                            ============          ============

Earnings per common share                                                     $   0.50              $   0.50
Earnings per common share - assuming dilution                                 $   0.49              $   0.48
                                                                            ============          ============

Weighted average shares                                                         22,823                22,335
                                                                            ============          ============

Weighted average shares - assuming dilution                                     23,650                23,458
                                                                            ============          ============

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                              1999               1998
                                                                                          -----------         -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net earnings                                                                            $ 11,493            $ 11,204
   Adjustments to reconcile net earnings to net cash used in operating activities:
        Depreciation and amortization                                                         2,590               2,062
        (Gain) loss on sale of assets                                                          (493)                 11
        Other, net                                                                               21                   7

   Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable and supply agreement receivable, net                            (13,759)             (5,935)
        Inventories                                                                         (38,264)            (18,610)
        Prepaid expenses                                                                        (18)                203
        Other assets                                                                            (36)               (478)
      Increase (decrease) in:
        Accounts payable, accrued liabilities and other                                      20,231               1,261
        Income taxes payable                                                                  6,856               4,480
                                                                                          -----------         -----------
      Net cash used in operating activities                                                 (11,379)             (5,795)
                                                                                          -----------         -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                                (3,852)             (2,390)
   Purchases of strategic investments                                                             -              (2,250)
   Other, net                                                                                   (99)               (446)
                                                                                          -----------         -----------
      Net cash used in investing activities                                                  (3,951)             (5,086)
                                                                                          -----------         -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                        (134)               (135)
   Net borrowings under line of credit                                                            -              (2,500)
   Proceeds from exercise of stock options and employee stock purchases                         881                 845
                                                                                          -----------         -----------
      Net cash provided by (used in) financing activities                                       747              (1,790)
                                                                                          -----------         -----------

      Decrease in cash and cash equivalents                                                 (14,583)            (12,671)
Cash and cash equivalents at beginning of period                                             94,867              72,956
                                                                                          -----------         -----------
Cash and cash equivalents at end of period                                                 $ 80,284            $ 60,285
                                                                                          ===========         ===========

SUPPLEMENTAL CASH FLOW DATA:
   Cash paid during the period
      Interest, net of portion capitalized                                                 $    112            $    126
                                                                                          ===========         ===========
      Income taxes                                                                         $      -            $  2,543
                                                                                          ===========         ===========

   Non-cash transactions
      Write-off of equipment & leasehold improvements related to closed factility          $    115            $      -
                                                                                          ===========         ===========


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

       In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

2.     CASH AND CASH EQUIVALENTS

       Cash equivalents consist of short-term, highly liquid investments (primarily market auction securities with interest rates that are re-set in intervals of 7 to 49 days) which are readily convertible into cash at par value (cost).

       As of September 30, 1999 and June 30, 1999, approximately $20,950 and $28,283, respectively, of the Company's cash was held in an interest bearing escrow account. Such amounts represent the portion of the Company's payable balance with the Innovator of Tamoxifen, which the Company has decided to secure in connection with its cash management policy. The Company pays the Innovator a monthly fee based on a rate multiplied by the average unsecured monthly Tamoxifen payable balance, as defined in the December 1995 Alternative Collateral Agreement.

3.     PROCEEDS FROM SUPPLY AGREEMENTS

       Also included in Proceeds from supply agreements for the quarter ended September 30, 1998, is the final $1,500 earned under a separate contingent supply agreement related to the ciprofloxacin litigation.

4.     INVENTORIES

       Inventories consisted of the following:

                                                                   September 30,            June 30,
                                                                      1999                    1999
                                                                -------------------    ------------------
                  Raw materials and supplies                     $         16,247        $       15,790
                  Work-in-process                                           6,467                 7,957
                  Finished goods                                           93,163                53,866
                                                                -------------------    ------------------
                                                                 $        115,877        $       77,613
                                                                ===================    ==================

       Tamoxifen Citrate, purchased as a finished product, accounted for approximately $81,270 and $43,040 of finished goods as of September 30, 1999 and June 30, 1999, respectively.

5.     OTHER ASSETS

       In April 1999, the Company sold its rights to several pharmaceutical products to Halsey Drug Co., Inc. ("Halsey") in exchange for 500 warrants exercisable for 500 shares of Halsey's common stock at $1.06 per share. The warrants expire in April 2004. In connection with this sale, the Company recorded an Investment in Warrants (included as part of Other assets in the Consolidated Balance Sheets) and a gain of $343. The Company has valued the warrants at their fair value in accordance with Emerging Issues Task Force Issue No. 96-11, "Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by SFAS No. 115". The fair value of the warrants was estimated using the Black-Scholes option-pricing model.

6.     EARNINGS PER SHARE

       The following is a reconciliation of the numerators and denominators used to calculate Earnings per common share on the Consolidated Statements of
       Earnings:

                                                                                                THREE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                             1999              1998
                                                                                          ----------         ----------
                EARNINGS PER COMMON SHARE:
                Net earnings (numerator)                                                   $11,493            $11,204


                Weighted average shares (denominator)                                       22,823             22,335


                 Net earnings                                                              $  0.50            $  0.50
                                                                                           =======            =======

                EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
                Net earnings (numerator)                                                   $11,493            $11,204


                Weighted average shares                                                     22,823             22,335
                Effect of dilutive options                                                     827              1,123
                                                                                          ----------         ----------


                Weighted average shares - assuming dilution (denominator)                   23,650             23,458


                 Net earnings                                                              $  0.49            $  0.48
                                                                                          ==========         ==========


       During the three months ended September 30, 1999 and 1998, there were 613 and 518, respectively, of outstanding options that were not included in the computation of diluted EPS, because the options' exercise prices were greater than the average market price of the common stock for the period.

7.     COMPREHENSIVE INCOME

       Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on securities classified for Statement of Financial Accounting Standards ("SFAS") No. 115 purposes as "available for sale". Total comprehensive income for the three months ended September 30, 1999 and 1998 was $11,692 and $10,633, respectively.

8.     NEW ACCOUNTING PRONOUNCEMENT

       On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective for financial statements beginning after June 15, 2000. SFAS No. 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company is currently evaluating this statement and its impact on the Company's existing accounting policies and financial reporting disclosures.

9.     STRATEGIC COLLABORATIONS

       The Company, from time to time, enters into development or supply collaborations or makes investments in third parties to support the Company's business strategies. These collaborations include, but are not limited to, agreements with suppliers for raw materials, licensing technologies for generic or proprietary products and making equity or debt investments in third parties. Financial terms may include cash payments upon execution of an agreement or upon achieving certain milestones or upon successful launch and commercialization of the developed product. Such payments are either capitalized as other assets and amortized or expensed as research and development, depending upon the nature of the payment. Many of these arrangements include termination provisions that allow the Company to withdraw from a project if it is deemed no longer appropriate by the Company.

10.    FACILITY OPTIMIZATION CHARGE

       During the quarter ended September 30, 1999, the Company recorded a $540 restructuring charge, which is included in Selling, general and administrative expenses in the Consolidated Statements of Earnings. This charge is for severance related costs in conjunction with the optimization of the New York and New Jersey manufacturing operations. As of September 30, 1999, none of the charge has been utilized and it is anticipated that the liability will be expended during the quarter ended December 31, 1999.

11.    COMMITMENTS AND CONTINGENCIES

       Invamed, Inc./Apothecon, Inc. Lawsuit

       In February 1998 and May 1999, Invamed, Inc. ("Invamed") and Apothecon, Inc. ("Apothecon"), respectively, named the Company and several others as defendants in a lawsuit filed in the United States District Court for the Southern District of New York, charging that the Company unlawfully blocked access to the raw material source for Warfarin Sodium. The Company believes that the suit is without merit and intends to defend its position vigorously. These actions are currently in discovery stage. It is anticipated that this matter will take several years to be resolved but an adverse judgement could have a material impact on the Company's consolidated financial statements.

       Other Litigation

       As of September 30, 1999, the Company was involved in other lawsuits incidental to its business, including patent infringement actions. Management of the Company, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have any significant adverse effect on the Company's consolidated financial statements.

       Administrative Matters

       Federal antitrust authorities have undertaken a review of certain trade practices within the pharmaceutical industry, specifically patent challenge settlements, unfair trade practices by brand drug companies and exclusive supply arrangements. The Company has voluntarily discussed with the Federal Trade Commission ("FTC") its arrangements with the supplier of the raw material for its Warfarin Sodium. The Company has voluntarily responded to requests from the Department of Justice by providing documents relating to the settlement of its Tamoxifen patent challenge. On June 30, 1999, the Company received a subpoena and civil investigative demand from the FTC relating to its March 1997 patent litigation settlement regarding ciprofloxacin hydrochloride. The Company believes that it has complied with all applicable laws and regulations governing trade and competition in the marketplace in connection with its arrangements with its raw material suppliers and its two patent challenge settlements.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
Comparison of the Quarter Ended September 30, 1999 to the Quarter Ended September 30, 1998 - (thousands of dollars)

Total revenues increased approximately 2% as a result of increased Product sales partially offset by a decrease in Proceeds from supply agreements.

Tamoxifen sales of $55,270 were consistent with the prior year, as expected. Tamoxifen is a patent protected product manufactured for the Company by the Innovator. Currently, Tamoxifen only competes against the Innovator's product, which is sold under the brand name.

Other product sales increased from $33,895 to $36,833. The increase was led by higher sales of Warfarin Sodium, Naltrexone, Medroxyprogesterone, Danazol, Cefadroxil and Hydroxyurea. These increases were driven mainly by increases in market share which more than offset price declines and lower sales of other products such as Cephalexin and Minocycline. The Company stopped selling Cephalexin and Minocycline in fiscal 1999 because of deteriorating market conditions.

Proceeds from supply agreements declined $1,250, as expected, since proceeds earned in the prior year under a separate contingent supply agreement related to the ciprofloxacin litigation ceased (See Note 3 to the Consolidated Financial Statements).

Cost of sales decreased from $63,908 or 72% of product sales to $61,973 or 67% of product sales. The decrease in both dollars and percent of product sales was the result of a more favorable mix of products including a lower percentage of Tamoxifen sales to total product sales. Tamoxifen is distributed by the Company and has lower margins than most of Barr's other products.

Selling, general and administrative expenses increased from $9,943 to $10,410. The increase was primarily due to increased legal and government affairs costs, as well as a restructuring charge, partially offset by a decrease in advertising and promotions. Legal expenses during the quarter were primarily related to the Company's federal anti-trust suit against DuPont Pharmaceuticals Company and the development of additional patent challenges. Legal expenses also reflect the impact of a modified fee arrangement the Company negotiated with one of its outside law firms. This arrangement is in place for one year and may be extended by the parties. Government affairs expenses were primarily related to legislative issues in Florida, Illinois and Texas. The Company recorded a $540 restructuring charge during the quarter, related to its continued optimization of its New York and New Jersey manufacturing operations. During the quarter Barr closed a leased warehouse facility in New Jersey and eliminated nearly two dozen positions in its NY/NJ manufacturing workforce. Lower advertising and promotional costs were the result of a reduction in the costs supporting Warfarin Sodium.

Total research and development expenses in the quarter increased from $5,370 to $9,067. This increase results from increased bio-study and clinical trial costs and higher personnel costs, each supporting an increased number of products in development. Research and development spending in support of the Company's proprietary drug development efforts increased approximately $1.2 million to $1.4 million in the quarter. Research and development expenses in the quarter also include a $200 fee paid to a third party product development group for the right to acquire a generic product which could be submitted to FDA during calendar 2000.

Interest income increased by $208 primarily due to an increase in the average cash and cash equivalents balance, partially offset by a slight decrease in the market rates on the Company's short-term investments. The decrease in the market rates was primarily the result of the Company investing in tax-free investments which generally have lower rates than taxable investments, but lower the effective tax rate of the Company.

Interest expense decreased $25 due to a decrease in the Company's debt balance, partially offset by a decrease in capitalized interest over the corresponding quarter of the prior fiscal year.

Other income increased $480 primarily due to the gain recognized on the warrants received from Halsey Drug Co., Inc. (See Note 5 to the Consolidated Financial Statements).

The effective income tax rate decreased from 38.5% for the three months ended September 30, 1998 to 37.6% for the same period in the current fiscal year. This decrease was primarily attributable to the Company investing in tax-free investments during the quarter, which lower overall tax rates paid by the Company.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased from $94,867 at June 30, 1999 to $80,284 at September 30, 1999. During the three months ended September 30, 1999, the Company decreased the cash held in its interest bearing escrow account from $28,283 at June 30, 1999 to $20,950.

Cash used in operating activities totaled $11,379 for the three months ended September 30, 1999 as working capital increases more than offset net earnings. The working capital increase was led by increases in inventory and accounts receivable which were partially offset by increases in accounts payable and income taxes payable. Accounts receivable at September 30, 1999 were $63,986 or $13,759 higher than those at June 30, 1999. This increase was attributable in part to a shift in the timing of sales within each quarter and to a shift in the product sales mix. Tamoxifen sales made up a lower percentage of sales in the first quarter and generally carry shorter payment terms than Barr's other products. The significant increase in inventory and accounts payable was almost entirely related to an increase in Tamoxifen inventory. That increase was due to higher purchases in anticipation of increased usage due to Tamoxifen's recent approval for the reduction in the incidence of breast cancer in women at high risk for developing the disease. Income taxes payable increased due to the timing of estimated tax payments.

During the first three months of fiscal 2000, the Company invested approximately $4 million in capital expenditures primarily on construction of its new 48,000 square foot warehouse and 13,500 square foot laboratory facility at its Pomona, New York campus. The Company expects to invest an additional $8 to $11 million in capital assets in fiscal 2000.

To expand its growth opportunities, the Company has and will continue to evaluate and enter into various strategic collaborations (See Note 9 to the Consolidated Financial Statements). The timing and amount of cash required to enter into these collaborations is difficult to predict because it is dependent on several factors, many of which are outside of the Company's control. However, the Company believes, that based on arrangements in place at September 30, 1999, it could spend between $3 and $5 million by June 2000 to enter these collaborations. The $3 to $5 million excludes any cash needed to fund strategic acquisitions the Company may consider in the future.

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

Outlook

Revenues are expected to increase in the second quarter driven by expected increases in the sales of Tamoxifen. Historically, Tamoxifen sales have fluctuated significantly among the Company's quarters. These fluctuations are based on buying patterns of several large customers. The buying patterns have been influenced by the anticipated timing of price increases. The Company believes that such quarterly fluctuations in Tamoxifen sales could occur in fiscal 2000 and believes that overall Tamoxifen usage will increase compared to last year due to Tamoxifen's recent approval for the reduction in the incidence of breast cancer in women at high risk for developing the disease.

Cost of sales as a percentage of sales is expected to be somewhat higher than the first quarter in part due to lower margins expected to be earned on Tamoxifen. Tamoxifen margins in the first quarter were aided by the sales price increase instituted in the fourth quarter of the prior fiscal year. Higher Tamoxifen inventory costs in the second quarter will offset the previous price increases and likely lower second quarter margins. However, overall margins are impacted by several other factors that are more difficult to predict including product pricing, product sales mix and manufacturing efficiency.

In September, the Company publicly disclosed that it expected its investments in research and development to be between $40 and $45 million during fiscal 2000. The Company continues to believe that its research and development spending will achieve these levels. The Company also continues to evaluate strategies to fund a portion of its research and development spending, though there can be no assurance that such funding will occur.

Interest income is expected to decline in the second quarter as working capital investments reduce excess cash balances. While the Company seeks to earn the highest return it can on excess cash, interest rates in the market are very difficult to predict and can impact interest earned. The Company will continue to seek tax-advantaged securities, which may continue to keep effective tax rates below prior year rates.

Year 2000

As disclosed in the 1999 Annual Report on Form 10-K, during 1998, the Company established a project team to assess the impact of the Year 2000 issue on the Company's operations. The project team developed a multi-phase approach to assessing and resolving any Year 2000 issues. These phases included:

         1.   Company-wide awareness of Year 2000 implications;

         2. Assessment of the Company's information technology ("IT") and non-IT systems, as well as, evaluation of third parties with which the Company has a material relationship;

         3. Implementation of compliant IT and non-IT systems including contingency plans related to third parties with which the Company has a material relationship;

         4.   Testing/Validation of new and/or updated systems.

The Company believes it has completed these four phases for its critical and non-critical systems, including the financial, manufacturing and laboratory information systems. Testing of the critical and non-critical systems is believed to be complete. The Company will continue to monitor the Year 2000 status of its key hardware and software vendors, as well as third parties with which it has a material relationship. The Company may incur costs that include internal resources, external consulting, software and certain equipment upgrades through the balance of calendar 1999 to resolve any new issues that may be identified. All costs associated with the Year 2000 project to date have been expensed as incurred. To date the Company has spent less than $100 in remediation efforts and believes that the cost to gain company-wide compliance will not be material.

The Company's Year 2000 readiness program identified several third parties with which it has a material relationship. These third parties include certain raw material suppliers, software providers and customers. The Company's Year 2000 project identified these third parties and determined, based on obtaining written verification, reviewing publicly available financial statement disclosures and other means, that such third parties are either in compliance or expect to be in compliance prior to January 1, 2000.

The Company believes that the most likely worst-case Year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems or its products. Although the Company is making every effort to assure third party compliance, the Company has less control over assessing and remediating the Year 2000 problems of third parties. Further, the Company believes the risks are greatest with infrastructure (e.g., electricity supply and water and sewer service), telecommunications and transportation supply chains.

The Company's operations are conducted in four domestic facilities. Each location relies on local, private and governmental suppliers for electricity, water, sewer and other needed supplies. Failure of an electricity grid or an uneven supply of power, for example, would be a worst-case scenario that would shut down the affected facilities. The Company can not and does not generate its own electrical or water supply in place of that supplied by utilities.

Because the Company's Year 2000 compliance is dependent upon key third parties also being Year 2000 compliant on a timely basis, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial condition or cash flows. To the extent that key third parties are not compliant, this could result in delays in the distribution of finished goods or receipt of raw material, errors in the receipts of customer orders, disruption of clinical activities or delays in product development. These consequences could have a material adverse impact on our results of operations, financial condition and cash flows if the Company is unable to substantially conduct business in the ordinary course.

Forward-Looking Statements

Except for the historical information contained herein, this Form 10-Q contains forward-looking statements, all of which are subject to risks and uncertainties. Such risks and uncertainties include the timing and outcome of legal proceedings, impact of competition on sales and profitability of key products, fluctuations in operating results, capital spending, obtaining funding for certain R&D projects, the ability of the Company to obtain additional capital, the impact of Year 2000 issues on the business and other risks detailed from time-to-time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements can be identified by their use of words such as "expects," "plans," "will," "believes," "estimates," "intends" and other words of similar meaning. Should known or unknown risks or uncertainties materialize, or should our assumptions prove inaccurate, actual results could vary materially from those anticipated. The Company undertakes no obligation to publicly update any forward-looking statements.


ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in the 1999 Annual Report on Form 10-K, the Company's exposure to market risk from changes in interest rates, in general, is not material.

                             BARR LABORATORIES, INC.

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibit Number            Exhibit
                  --------------            -------

                         27.0               Financial data schedule

(b)               There were no reports filed on Form 8-K in the quarter ended September 30, 1999.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             BARR LABORATORIES, INC.

Dated: October 28, 1999      /s/ William T. McKee
                             --------------------
                             William T. McKee
                             Chief Financial Officer