Form 10-Q
period 1999-12-31
BARR LABORATORIES INC
filed 2000-02-01
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 1999 or

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

Yes [X]    No [ ]

Number of shares of common stock, par value $.01, outstanding as of December 31, 1999: 22,952,409

                             BARR LABORATORIES, INC.

                     INDEX                                             PAGE
PART  I.    FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                  December 31, 1999 and June 30, 1999                   3

                  Consolidated Statements of Earnings
                  for the three and six months ended
                  December 31, 1999 and 1998                            4

                  Consolidated Statements of Cash Flows
                  for the six months ended
                  December 31, 1999 and 1998                            5

                  Notes to Consolidated Financial
                  Statements                                          6-9

         Item 2.  Management's Discussion and
                  Analysis of Financial Condition and
                  Results of Operations                             10-14

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                    14

PART II.      OTHER INFORMATION

         Item 1.  Legal Proceedings                                    15

         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                              15

         Item 6.  Exhibits and Reports on Form 8-K                     15

SIGNATURES                                                             16

                             BARR LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                    DECEMBER 31,       JUNE 30,
                                       ASSETS                                          1999              1999
                                                                                     ---------         ---------
Current assets:
    Cash and cash equivalents                                                        $  73,960         $  94,867
    Marketable securities                                                                7,916             8,127
    Accounts receivable, less allowances of $3,575 and $2,670, respectively             73,897            50,227
    Supply agreement receivable                                                         15,833            15,750
    Inventories                                                                        106,138            77,613
    Prepaid expenses                                                                     1,734             1,556
                                                                                     ---------         ---------
      Total current assets                                                             279,478           248,140

Property, plant and equipment, net of accumulated depreciation of $49,864
    and $45,725, respectively                                                           95,940            93,764
Other assets                                                                             7,534             5,986
                                                                                     ---------         ---------

      Total assets                                                                   $ 382,952         $ 347,890
                                                                                     =========         =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Accounts payable                                                                 $  94,232         $  88,982
    Accrued liabilities                                                                  7,751             9,118
    Deferred income taxes                                                                  833               833
    Current portion of long-term debt                                                    2,144             2,165
    Income taxes payable                                                                 5,638               179
                                                                                     ---------         ---------
      Total current liabilities                                                        110,598           101,277

Long-term debt                                                                          28,332            30,008
Other liabilities                                                                          525               127
Deferred income taxes                                                                    2,948             2,771

Commitments & Contingencies

Shareholders' equity:

    Preferred stock $1 par value per share; authorized 2,000,000; none issued
    Common stock $.01 par value per share; authorized 100,000,000;
      issued 23,070,364 and 22,923,583, respectively                                       231               229
    Additional paid-in capital                                                          79,591            76,903
    Retained earnings                                                                  161,733           137,846
    Accumulated other comprehensive loss                                                  (993)           (1,258)
                                                                                     ---------         ---------
                                                                                       240,562           213,720
    Treasury stock at cost: 117,955 shares                                                 (13)              (13)
                                                                                     ---------         ---------
      Total shareholders' equity                                                       240,549           213,707
                                                                                     ---------         ---------
      Total liabilities and shareholders' equity                                     $ 382,952         $ 347,890
                                                                                     =========         =========

          SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               DECEMBER 31,                      DECEMBER 31,
                                                           1999           1998               1999           1998
                                                         --------       --------           --------       --------
Revenues:
    Product sales                                        $113,987       $102,637           $206,090       $191,786
    Proceeds from supply agreements                         6,833          6,583             13,583         14,583
                                                         --------       --------           --------       --------
Total revenues                                            120,820        109,220            219,673        206,369

Costs and expenses:
    Cost of sales                                          81,326         73,920            143,299        137,828
    Selling, general and administrative                    10,387          9,824             20,797         19,767
    Research and development                                9,596          5,452             18,663         10,822
                                                         --------       --------           --------       --------
Earnings from operations                                   19,511         20,024             36,914         37,952

Interest income                                               989            690              2,169          1,662
Interest expense                                              655            779              1,289          1,438
Other (expense) income                                       (15)             50                451             36
                                                         --------       --------           --------       --------
Earnings before income taxes                               19,830         19,985             38,245         38,212

Income tax expense                                          7,436          7,704             14,358         14,727
                                                         --------       --------           --------       --------
Net earnings                                              $12,394        $12,281            $23,887        $23,485
                                                         ========       ========           ========       ========
Earnings per common share                                   $0.54          $0.55              $1.05          $1.05
                                                         ========       ========           ========       ========
Earnings per common share - assuming dilution               $0.53          $0.52              $1.01          $1.00
                                                         ========       ========           ========       ========
Weighted average shares                                    22,876         22,463             22,849         22,399
                                                         ========       ========           ========       ========
Weighted average shares - assuming dilution                23,606         23,618             23,627         23,538
                                                         ========       ========           ========       ========

       SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                             1999             1998
                                                                                           --------         --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net earnings                                                                           $ 23,887         $ 23,485
    Adjustments to reconcile net earnings to net cash used in operating activities:
        Depreciation and amortization                                                         5,226            4,328
        Gain on sale of assets                                                                 (482)              --
        Other, net                                                                               29               19

    Changes in assets and liabilities:
      (Increase) decrease in:

        Accounts receivable and supply agreement receivable, net                            (23,753)         (12,357)
        Inventories                                                                         (28,525)         (16,143)
        Prepaid expenses                                                                       (178)            (837)
        Other assets                                                                           (809)            (536)
      Increase (decrease) in:

        Accounts payable, accrued liabilities and other                                       4,396          (20,570)
        Income taxes payable                                                                  5,459              (70)
                                                                                           --------         --------
      Net cash used in operating activities                                                 (14,750)         (22,681)
                                                                                           --------         --------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

    Purchases of property, plant and equipment                                               (7,468)          (5,189)
    Purchases of strategic investments                                                           --           (2,250)
    Other, net                                                                                  318             (474)
                                                                                           --------         --------
       Net cash used in investing activities                                                 (7,150)          (7,913)
                                                                                           --------         --------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:

    Principal payments on long-term debt                                                     (1,697)          (1,698)
    Net borrowings under line of credit                                                          --           (2,500)
    Proceeds from exercise of stock options and employee stock purchases                      2,690            3,147
                                                                                           --------         --------
      Net cash provided by (used in)  financing activities                                      993           (1,051)
                                                                                           --------         --------
      Decrease in cash and cash equivalents                                                 (20,907)         (31,645)
Cash and cash equivalents at beginning of period                                             94,867           72,956
                                                                                           --------         --------
Cash and cash equivalents at end of period                                                 $ 73,960         $ 41,311
                                                                                           ========         ========
SUPPLEMENTAL CASH FLOW DATA:
    Cash paid during the period:

      Interest, net of portion capitalized                                                 $  1,289         $  1,424
                                                                                           ========         ========
       Income taxes                                                                        $  8,053         $ 14,797
                                                                                           ========         ========
    Non-cash transactions:

      Write-off of equipment & leasehold improvements related to closed facility           $    115         $     83
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

       In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and quarterly report on Form 10-Q for the period ended September 30, 1999.

2.     CASH AND CASH EQUIVALENTS

       Cash equivalents consist of short-term, highly liquid investments (primarily market auction securities with interest rates that are re-set in intervals of 7 to 35 days) which are readily convertible into cash at par value (cost).

       As of December 31, 1999 and June 30, 1999, approximately $42,427 and $28,283, respectively, of the Company's cash was held in an interest bearing escrow account. Such amounts represent the portion of the Company's payable balance with the Innovator of Tamoxifen, which the Company has decided to secure in connection with its cash management policy. The Company pays the Innovator a monthly fee based on a rate multiplied by the average unsecured monthly Tamoxifen payable balance.

3.     INVENTORIES

       Inventories consisted of the following:

                                                    December 31,      June 30,
                                                        1999            1999
                                                      --------        --------
       Raw materials and supplies                     $ 16,240        $ 15,790
       Work-in-process                                   5,030           7,957
       Finished goods                                   84,868          53,866
                                                      --------        --------
                                                      $106,138        $ 77,613
                                                      ========        ========

       Tamoxifen Citrate, purchased as a finished product, accounted for approximately $73,370 and $43,040 of finished goods as of December 31, 1999 and June 30, 1999, respectively.

4.     EARNINGS PER SHARE

       The following is a reconciliation of the numerators and denominators used to calculate Earnings per common share on the Consolidated Statements of
       Earnings:

                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             DECEMBER 31,                 DECEMBER 31,
                                                        1999           1998           1999           1998
                                                      -------        -------        -------        -------
EARNINGS PER COMMON SHARE:
Net earnings (numerator)                              $12,394        $12,281        $23,887        $23,485
Weighted average shares (denominator)                  22,876         22,463         22,849         22,399
Net earnings                                          $  0.54        $  0.55        $  1.05        $  1.05
                                                      =======        =======        =======        =======
EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
Net earnings (numerator)                              $12,394        $12,281        $23,887        $23,485
Weighted average shares                                22,876         22,463         22,849         22,399
Effect of dilutive options                                730          1,155            778          1,139
                                                      -------        -------        -------        -------
Weighted average shares - assuming
 dilution (denominator)                                23,606         23,618         23,627         23,538
Net earnings                                          $  0.53        $  0.52        $  1.01        $  1.00
                                                      =======        =======        =======        =======



         During the three and six months ended December 31, 1999 and 1998, there were 914, 914, 226 and 514, respectively, of outstanding options that were not included in the computation of diluted EPS, because the options' exercise prices were greater than the average market price of the common stock for the period.

5.       COMPREHENSIVE INCOME

         Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on securities classified for Statement of Financial Accounting Standards ("SFAS") No. 115 purposes as "available for sale". Total comprehensive income for the three and six months ended December 31, 1999 and 1998 was $12,460, $24,152, $12,370 and $23,003, respectively.

6.       NEW ACCOUNTING PRONOUNCEMENT

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

7.       STRATEGIC COLLABORATIONS

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

8.       FACILITY OPTIMIZATION CHARGE

         During the quarter ended September 30, 1999, the Company recorded a $540 restructuring charge, which is included in selling, general and administrative expenses in the Consolidated Statements of Earnings. This charge is for severance related costs in conjunction with the optimization of the New York and New Jersey manufacturing operations. As of December 31, 1999, the facility optimization has been completed and all payments have been made.

9.       COMMITMENTS AND CONTINGENCIES

         Invamed, Inc./Apothecon, Inc. Lawsuit

         In February 1998 and May 1999, Invamed, Inc. ("Invamed") and Apothecon, Inc. ("Apothecon"), respectively, named the Company and several others as defendants in a lawsuit filed in the United States District Court for the Southern District of New York, charging that the Company unlawfully blocked access to the raw material source for Warfarin Sodium. The Company believes that the suit is without merit and intends to defend its position vigorously. These actions are currently in discovery stage. It is anticipated that this matter will take a significant period of time to be resolved but an adverse judgement could have a material impact on the Company's consolidated financial statements.

         Other Litigation

         As of December 31, 1999, the Company was involved in other lawsuits incidental to its business, including patent infringement actions. Management of the Company, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have any significant adverse effect on the Company's consolidated financial statements.

         Administrative Matters

         Federal antitrust authorities have undertaken a review of certain trade practices within the pharmaceutical industry, specifically patent challenge settlements, unfair trade practices by brand drug companies and exclusive supply arrangements. The Company has voluntarily discussed with the Federal Trade Commission ("FTC") its arrangements with the supplier of the raw material for its Warfarin Sodium. The Company has voluntarily responded to requests from the Department of Justice by providing documents relating to the settlement of its Tamoxifen patent challenge. On June 30, 1999, the Company received a subpoena and civil investigative demand from the FTC relating to its March 1997 patent litigation settlement regarding ciprofloxacin hydrochloride. The Company complied with the terms of the requests and since then has not received any further requests. The Company believes that it has complied with all applicable laws and regulations governing trade and competition in the marketplace in connection with its arrangements with its raw material suppliers and its two patent challenge settlements.

10.      SUBSEQUENT EVENT

         On January 19, 2000, the Company signed a letter of intent to establish a strategic relationship with DuPont Pharmaceuticals Company ("DuPont") to develop, market and promote five different proprietary products and, upon finalization of the agreements, to terminate all litigation between the two companies. The Company filed Form 8-K on January 21, 2000.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
Comparison of the Three Months Ended December 31, 1999 to the Three Months Ended December 31, 1998 - (thousands of dollars)


Total revenues increased approximately 11% primarily as a result of increased Product sales.

Tamoxifen sales increased 17% from $64,119 to $75,201. The increase is due primarily to an expansion in the use of Tamoxifen. In October 1998, Tamoxifen was approved to reduce the incidence of breast cancer in women at high risk of developing the disease. Tamoxifen is a patent protected product manufactured for the Company by the Innovator. Currently, Tamoxifen only competes against the Innovator's product, which is sold under the brand name.

The prior year sales included $2,035 of Minocycline sales which the Company stopped selling in late 1999 because of deteriorating market conditions.

Other product sales increased 6% from $36,483 to $38,786. The increase was lead by increases in market share for Medroxyprogesterone, Naltrexone, Danazol and sales of Cefadroxil, which the Company launched in June 1999. While Warfarin sales increased sequentially, they declined approximately 11% from the prior year as volume increases were more than offset by increased pricing pressures due to the entrance of multiple generic competitors and continued activities by the brand manufacturer to retain its market share.

Cost of sales increased to $81,326 from $73,920, due to increased product sales, but decreased as a percentage of product sales from 72% to 71%. The decrease in cost of sales as a percentage of product sales is the result of a more favorable mix within products manufactured by the Company, partially offset by an increased percentage of Tamoxifen sales to total sales. Tamoxifen is distributed by the Company and has lower margins than most of Barr's other products.

Selling, general and administrative expenses increased from $9,824 to $10,387. The increase was primarily due to an increase in legal spending related to the Company's federal anti-trust suit against DuPont Pharmaceuticals Company, as well as patent challenge activities.

Total research and development expenses in the quarter increased from $5,452 to $9,596. This increase resulted from increased bio-study and clinical trial costs and higher personnel costs, each supporting an increased number of products in development. Of the $9,596 in research and development spending, $1,713 was in support of the Company's proprietary drug development efforts, an increase of $920 over the prior year quarter.

Interest income increased by $299 primarily due to an increase in the average cash and cash equivalents balance, partially offset by a slight decrease in the market rates on the Company's short-term investments. The decrease in the market rates was primarily the result of the Company investing in a greater amount of tax-free investments which generally have lower rates than taxable investments, but reduce the effective tax rate of the Company.

Interest expense decreased $124 due to a decrease in the Company's debt balances and lower fees paid on the average unsecured Tamoxifen payable balance.

The effective income tax rate decreased from 38.5% for the three months ended December 31, 1998 to 37.5% for the same period in the current fiscal year. This decrease was primarily attributable to the Company investing in a greater amount of tax-free investments during the quarter, which lowers the overall tax rate paid by the Company.


Results of Operations:
Comparison of the Six Months Ended December 31, 1999 to the Six Months Ended December 31, 1998 - (thousands of dollars)


Total revenues increased approximately 6% as a result of increased Product sales partially offset by a decrease in Proceeds from supply agreements.

Tamoxifen sales increased 9% from $119,373 to $130,471. The increase is due primarily to an expansion in the use of Tamoxifen.

The prior year sales included $4,028 of Minocycline sales which the Company stopped selling in late 1999 because of deteriorating market conditions.

Other product sales increased 10% from $68,385 to $75,486. The increase was led by higher sales of Medroxyprogesterone, Naltrexone, Cefadroxil and Danazol. These increases were driven mainly by increases in market share which more than offset price declines on certain existing products. Although market share increases caused higher volumes, Warfarin sales declined approximately 3% from the prior year due to the entrance of multiple generic competitors and continued activities by the brand manufacturer to retain its market share.

Proceeds from supply agreements declined $1,000, as expected, since proceeds earned in the prior year under a separate contingent supply agreement related to the ciprofloxacin litigation ceased.

Cost of sales increased from $137,828 to $143,299 primarily related to an increase in product sales. As a percentage of product sales, cost of sales declined from 72% to 70%. This percentage decline was attributable to a more favorable mix within manufactured products, offset slightly by an increased percentage of sales of Tamoxifen to total sales. Tamoxifen is distributed by the Company and has lower margins than most of Barr's other products.

Selling, general and administrative expenses increased from $19,767 to $20,797. The increase was primarily due to increased legal and government affairs costs, as well as a restructuring charge, partially offset by a decrease in advertising and promotions. Legal expenses during the six months were primarily related to the Company's federal anti-trust suit against DuPont Pharmaceuticals Company and increased patent challenge activities. Government affairs expenses were primarily related to legislative issues in Florida and Illinois. In the three months ended September 30, 1999, the Company recorded a $540 restructuring charge, related to its continued optimization of its New York and New Jersey manufacturing operations. Advertising and promotional costs declined, primarily as a result of less media advertising.

Total research and development expenses increased from $10,822 to $18,663. This increase results from increased bio-study and clinical trial costs and higher personnel costs, each supporting an increased number of products in development. Research and development spending in support of the Company's proprietary drug development efforts increased approximately $2,233 to $3,133.

Interest income increased by $507 primarily due to an increase in the average cash and cash equivalents balance, partially offset by a slight decrease in the market rates on the Company's short-term investments. The decrease in the market rates was primarily the result of the Company investing in a greater amount of tax-free investments which generally have lower rates than taxable investments, but reduce the effective tax rate of the Company.

Interest expense decreased $149 due to a decrease in the Company's debt balances and lower fees paid on the average unsecured Tamoxifen payable balance.

Other income increased $415 primarily due to the gain recognized on the warrants received from Halsey Drug Co., Inc.

The effective income tax rate decreased from 38.5% for the six months ended December 31, 1998 to 37.5% for the same period in the current fiscal year. This decrease was primarily attributable to the Company investing in a greater amount of tax-free investments, which lowers the overall tax rate paid by the Company.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased from $94,867 at June 30, 1999 to $73,960 at December 31, 1999. During the six months ended December 31, 1999, the Company increased the cash held in its interest bearing escrow account from $28,283 at June 30, 1999 to $42,427.

Cash used in operating activities totaled $14,750 for the six months ended December 31, 1999 as working capital increases more than offset net earnings and non-cash charges such as depreciation. The working capital increase was led by increases in inventory and accounts receivable which were partially offset by increases in accounts payable and income taxes payable. Accounts receivable at December 31, 1999 were $73,897 or $23,670 higher than those at June 30, 1999. This increase was primarily attributable to increased product sales. The significant increase in inventory and accounts payable was almost entirely related to an increase in Tamoxifen purchases. Higher Tamoxifen inventories resulted from higher purchases in anticipation of increased usage due to Tamoxifen's approval for the reduction in the incidence of breast cancer in women at high risk for developing the disease. Income taxes payable increased due to the timing of estimated tax payments.

During the first six months of fiscal 2000, the Company invested approximately $7 million in capital expenditures primarily related to the construction of its new 48,000 square foot warehouse and 13,500 square foot laboratory facility at its Pomona, New York campus. The Company expects to invest an additional $5 to $8 million in capital assets in fiscal 2000.

To expand its growth opportunities, the Company has and will continue to evaluate and enter into various strategic collaborations (See Note 7 to the Consolidated Financial Statements). The timing and amount of cash required to enter into these collaborations is difficult to predict because it is dependent on several factors, many of which are outside of the Company's control. However, the Company believes, that based on arrangements in place at December 31, 1999, it could spend between $2 and $4 million over the next twelve months for these collaborations. The $2 to $4 million excludes any cash needed to fund strategic acquisitions the Company may consider in the future.

As part of the Company's Year 2000 planning, the Company temporarily increased its Revolving Credit Facility by $10,000 through June 30, 2000. In addition, the Company extended the term of the Revolving Credit Facility from June 30, 2000 to December 31, 2001. The Company believes that its current cash balances, cash flows from operations and borrowing capacity, including unused amounts under its existing Revolving Credit Facility, will be adequate to meet its needs and to take advantage of strategic opportunities as they occur. To the extent that additional capital resources are required, such capital may be raised by additional bank borrowings, equity offerings or other means.

Outlook

The Company's product sales are dependent upon several factors including the timing of new product launches, increases or decreases in market share, changes in prices and customer buying patterns. As a result, forecasting product sales from period to period is difficult. However, product revenues are expected to increase next quarter due to expected increases in Tamoxifen sales. Historically, Tamoxifen sales have fluctuated significantly among the Company's quarters. These fluctuations are based on several factors including the buying patterns of several large customers. The buying patterns have been influenced by the anticipated timing of price increases. Tamoxifen's last price increase occurred in May 1999, however, because Barr distributes Tamoxifen, the timing and extent of any price increases in the current year is unknown and is determined by the innovator. The Company believes that such quarterly fluctuations in Tamoxifen sales could occur during the remainder of fiscal 2000 and believes that overall Tamoxifen usage will increase compared to last year due to Tamoxifen's approval, in October 1998, for the reduction in the incidence of breast cancer in women at high risk for developing the disease.

The Company's profit margins on product sales are impacted by numerous factors such as product pricing, product sales mix, including the percentage of Tamoxifen sales to total product sales, and manufacturing efficiencies. Overall margins declined in the second quarter compared to the first quarter primarily due to Tamoxifen's increased percentage of total sales. Overall margins in the third quarter are expected to be lower than in the second quarter due to the expected increase in Tamoxifen sales described above.

In September, the Company publicly disclosed that it expected its investments in research and development to be between $40 and $45 million during fiscal 2000. The Company continues to believe that its research and development spending will reach these levels. The strategic alliance with DuPont, as outlined in the letter of intent signed on January 19, 2000, provides for DuPont to fund up to $45 million for certain of the Company's proprietary products. Upon finalization of these agreements, such funding could offset a portion of the Company's expected research and development expenses. While the Company expects to finalize the agreements described in the letter of intent, there is no assurance that such agreements will be successfully completed or that the research and development funding will be provided.

Selling, general and administrative expenses in the second quarter were consistent with first quarter amounts. While the strategic alliance with DuPont, if finalized, is expected to lower legal costs related to the DuPont litigation, such reduction is not expected to be realized until the fourth quarter. In the third quarter, the Company expects higher headcount costs and higher sales and marketing costs. Higher sales and marketing costs are expected primarily due to the timing of various trade shows. As a result, selling, general and administrative costs are expected to be higher in the third quarter before declining in the fourth quarter. In addition, the Company expects to incur certain one-time charges associated with finalizing its strategic alliance with DuPont. In connection with finalizing the DuPont alliance, the Company will issue two warrants, each granting DuPont the right to purchase 500,000 shares of the Barr's common stock. Each warrant has a four-year term. The weighted average strike price of the two warrants represented a 34% premium to Barr's closing stock price on January 19, 2000. The Company expects the issuance of such warrants to result in a one-time, non-cash charge equal to the fair value of the warrants on the date of grant. That value, calculated using the Black-

Scholes pricing model, could be $10 to $15 million, though the actual value will depend on several factors including the price of Barr's common stock on the day the warrants are issued.

The effective income tax rate is expected to remain at approximately 37.5% for the balance of the fiscal year.

Year 2000

The Company has completed implementation of its year 2000 remediation plan on a timely basis and such remediation plan as implemented addresses all mission critical systems. The Company is not aware of any adverse effects of year 2000 issues on the Company, including its systems and operations. The Company has no information that indicates that a significant vendor may be unable to sell to the Company; a significant customer may be unable to purchase from the Company; or a significant service provider may be unable to provide services to the Company, because of year 2000 compliance problems.

Forward-Looking Statements

Except for the historical information contained herein, this Form 10-Q contains forward-looking statements, all of which are subject to risks and uncertainties. Such risks and uncertainties include the timing and outcome of legal proceedings, impact of competition on sales and profitability of key products, the timing or occurrence of price increases on key products, the finalization of the letter of intent signed with DuPont Pharmaceuticals Company, the timing of FDA approvals and product launches, capital spending, the ability of the Company to obtain additional capital, the impact of Year 2000 issues on the business and other risks detailed from time-to-time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements can be identified by their use of words such as "expects," "plans," "will," "believes," "estimates," "intends" and other words of similar meaning. Should known or unknown risks or uncertainties materialize, or should our assumptions prove inaccurate, actual results could vary materially from those anticipated. The Company undertakes no obligation to publicly update any forward-looking statements.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in the 1999 Annual Report on Form 10-K, the Company's exposure to market risk from changes in interest rates, in general, is not material.

                             BARR LABORATORIES, INC.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  DuPont Anti-Trust Suit

                  As disclosed in the Company's Annual Report on Form 10-K, on March 9, 1998, the Company filed an anti-trust suit against DuPont Merck Pharmaceutical Company ("DuPont") in the United States District Court for the Southern District of New York, charging that DuPont has acted unlawfully to impede the marketplace acceptance of Barr's generic version of the anti-coagulant Coumadin. The Company's suit charges that DuPont's actions violated federal anti-trust laws, as well as the Lanham Act and the New York Deceptive Practices Act. On January 19, 2000, the Company signed a letter of intent to establish a strategic relationship with DuPont Pharmaceuticals Company to develop, market and promote five different proprietary products and, upon finalization of the agreements, to terminate all litigation between the two companies. The Company filed Form 8-K on January 21, 2000.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Barr Laboratories, Inc. was held on October 28, 1999, at the Plaza Hotel in New York City. Of the 22,829,884 shares entitled to vote, 21,369,423 shares were represented at the meeting by proxy or present in person. The meeting was held for the purpose of electing a Board of Directors.

         All eight nominees were elected based on the following votes cast:

                       FOR                     SHARES
                  Paul M. Bisaro             21,149,059
                  Robert J. Bolger           21,119,091
                  Edwin A. Cohen             21,099,597
                  Bruce L. Downey            21,103,984
                  Michael F. Florence        21,166,337
                  Jacob M. Kay               21,172,843
                  Bernard C. Sherman         21,111,804
                  George P. Stephan          21,168,422

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


(a)               Exhibit Number            Exhibit
                  --------------            -------
                         27.0               Financial data schedule

(b) There were no reports filed on Form 8-K in the quarter ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     BARR LABORATORIES, INC.

Dated: January 31, 2000                              /s/ William T. McKee
                                                     --------------------
                                                     William T. McKee
                                                     Chief Financial Officer