Form 10-Q
period 2000-03-31
BARR LABORATORIES INC
filed 2000-05-02
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2000 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

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

Yes  X    No
    ---

Number of shares of common stock, par value $.01, outstanding as of March 31, 2000: 23,007,468

                             BARR LABORATORIES, INC.

                                    INDEX                                             PAGE

PART  I.    FINANCIAL INFORMATION
--------

         Item 1.         Financial Statements

                         Consolidated Balance Sheets as of
                         March 31, 2000 and June 30, 1999                                3

                         Consolidated Statements of Earnings
                         for the three and nine months ended
                         March 31, 2000 and 1999                                         4

                         Consolidated Statements of Cash Flows
                         for the nine months ended
                         March 31, 2000 and 1999                                         5

                         Notes to Consolidated Financial
                         Statements                                                   6-10

         Item 2.         Management's Discussion and
                         Analysis of Financial Condition and
                         Results of Operations                                       11-14

         Item 3.         Quantitative and Qualitative Disclosures
                         About Market Risk                                              15

PART II.      OTHER INFORMATION
--------

         Item 1.         Legal Proceedings                                              16

         Item 6.         Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                                              16

                            BARR LABORATORIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                                  MARCH 31,            JUNE 30,
                                                                                                    2000                 1999
                                                                                                  ---------            ---------
                                       ASSETS
                                       ------
Current assets:
   Cash and cash equivalents                                                                       $ 97,446             $ 94,867
   Marketable securities                                                                              8,111                8,127
   Accounts receivable, less allowances of $3,627 and $2,670, respectively                           73,446               50,227
   Other receivables                                                                                 23,321               15,750
   Inventories                                                                                       77,682               77,613
   Prepaid expenses                                                                                   1,758                1,556
                                                                                                  ---------            ---------
      Total current assets                                                                          281,764              248,140

Property, plant and equipment, net of accumulated depreciation of $50,469
   and $45,725, respectively                                                                         95,384               93,764
Deferred income taxes                                                                                 2,445                    -
Other assets                                                                                          9,878                5,986
                                                                                                  ---------            ---------
      Total assets                                                                                 $389,471             $347,890
                                                                                                  =========            =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------
Current liabilities:
   Accounts payable                                                                                $ 80,500             $ 88,982
   Accrued liabilities                                                                                7,854                9,118
   Deferred income taxes                                                                                833                  833
   Current portion of long-term debt                                                                  1,924                2,165
   Income taxes payable                                                                               7,726                  179
                                                                                                  ---------            ---------
      Total current liabilities                                                                      98,837              101,277

Long-term debt                                                                                       28,208               30,008
Other liabilities                                                                                       492                  127
Deferred income taxes                                                                                     -                2,771

Commitments & Contingencies

Shareholders' equity:
   Preferred stock $1 par value per share; authorized 2,000,000; none issued
   Common stock $.01 par value per share; authorized 100,000,000;
      issued 23,125,423 and 22,923,583, respectively                                                    231                  229
   Additional paid-in capital                                                                        80,751               76,903
   Additional paid-in capital - warrants                                                             16,418                    -
   Retained earnings                                                                                164,400              137,846
   Accumulated other comprehensive gain (loss)                                                          147               (1,258)
                                                                                                  ---------            ---------
                                                                                                    261,947              213,720
   Treasury stock at cost: 117,955 shares                                                               (13)                 (13)
                                                                                                  ---------            ---------
      Total shareholders' equity                                                                    261,934              213,707
                                                                                                  ---------            ---------

      Total liabilities and shareholders' equity                                                   $389,471             $347,890
                                                                                                  =========            =========


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            BARR LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                       MARCH 31,                             MARCH 31,

                                                                2000               1999               2000               1999
                                                               --------          --------            --------          --------
Revenues:
    Product sales                                              $121,522          $115,822            $327,612          $307,608
    Development and other revenue                                 7,238                 -               7,238                 -
    Proceeds from supply agreements                               7,000             6,750              20,583            21,333
                                                               --------          --------            --------          --------
Total revenues                                                  135,760           122,572             355,433           328,941

Costs and expenses:
    Cost of sales                                                92,889            87,968             236,188           225,796
    Selling, general and administrative                          10,358             9,129              31,155            28,896
    Research and development                                      9,829             4,835              28,492            15,657
    Non-recurring agreement expenses                             18,940                 -              18,940                 -
                                                               --------          --------            --------          --------

Earnings from operations                                          3,744            20,640              40,658            58,592

Interest income                                                   1,107               637               3,276             2,299
Interest expense                                                    603               694               1,892             2,132
Other income                                                         16                 1                 467                37
                                                               --------          --------            --------          --------

Earnings before income taxes                                      4,264            20,584              42,509            58,796

Income tax expense                                                1,597             7,922              15,955            22,649
                                                               --------          --------            --------          --------

Net earnings                                                   $  2,667          $ 12,662            $ 26,554          $ 36,147
                                                               ========          ========            ========          ========


Earnings per common share                                         $0.12             $0.56               $1.16             $1.61
                                                               ========          ========            ========          ========

Earnings per common share - assuming dilution                     $0.11             $0.54               $1.12             $1.54
                                                               ========          ========            ========          ========

Weighted average shares                                          22,979            22,757              22,892            22,434
                                                               ========          ========            ========          ========

Weighted average shares - assuming dilution                      23,866            23,666              23,706            23,496
                                                               ========          ========            ========          ========


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                            BARR LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)



                                                                                                       2000                 1999
                                                                                                     --------            --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net earnings                                                                                       $26,554             $36,147
   Adjustments to reconcile net earnings to net cash provided by (used in)
   operating activities:
        Depreciation and amortization                                                                   7,809               6,771
        Deferred income tax benefit                                                                    (6,156)                  -
        Gain on sale of assets                                                                           (498)                  -
        Fair value of warrants                                                                         16,418                   -
        Other, net                                                                                         25                  18

   Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable and other receivables, net                                                (30,790)            (22,630)
        Inventories                                                                                       (69)              6,004
        Prepaid expenses                                                                                 (202)               (933)
        Other assets                                                                                   (1,302)               (553)
      Increase (decrease) in:
        Accounts payable, accrued liabilities and other                                                (9,266)            (33,965)
        Income taxes payable                                                                            7,547              (1,982)
                                                                                                     --------            --------
      Net cash provided by (used in) operating activities                                              10,070             (11,123)
                                                                                                     --------            --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                                          (9,543)             (8,297)
   Purchases of strategic investments                                                                       -              (2,250)
   Other, net                                                                                             243                  13
                                                                                                     --------            --------
      Net cash used in investing activities                                                            (9,300)            (10,534)
                                                                                                     --------            --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                                (2,041)             (1,833)
   Net borrowings under line of credit                                                                      -              (2,500)
   Proceeds from exercise of stock options and employee stock purchases                                 3,850               8,471
                                                                                                     --------            --------
      Net cash provided by financing activities                                                         1,809               4,138
                                                                                                     --------            --------
      Increase (decrease) in cash and cash equivalents                                                  2,579             (17,519)
Cash and cash equivalents at beginning of period                                                       94,867              72,956
                                                                                                     --------            --------
Cash and cash equivalents at end of period                                                            $97,446             $55,437
                                                                                                     ========            ========
SUPPLEMENTAL CASH FLOW DATA:
   Cash paid during the period:
      Interest, net of portion capitalized                                                             $1,433              $1,676
                                                                                                     ========            ========
      Income taxes                                                                                    $13,719             $20,280
                                                                                                     ========            ========
   Non-cash transactions:
      Write-off of equipment & leasehold improvements related to closed factility                        $115                 $83
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

       In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and quarterly reports on Form 10-Q for the periods ended September 30, 1999 and December 31, 1999.

2.     CASH AND CASH EQUIVALENTS

       Cash equivalents consist of short-term, highly liquid investments (primarily market auction securities with interest rates that are re-set in intervals of 7 to 28 days) which are readily convertible into cash at par value (cost).

       As of March 31, 2000 and June 30, 1999, approximately $45,363 and $28,283, respectively, of the Company's cash was held in an interest bearing escrow account. Such amounts represent the portion of the Company's payable balance with the Innovator of Tamoxifen which the Company has decided to secure in connection with its cash management policy. The Company pays the Innovator a monthly fee based on a rate multiplied by the average unsecured monthly Tamoxifen payable balance.

3.     OTHER RECEIVABLES

       Other receivables consist of $16,083 in supply agreement receivables and $7,238 in receivables related to development and other revenues (See Note 5 to the Consolidated Financial Statements).

4.     INVENTORIES

       Inventories consisted of the following:

                                                                        March 31,               June 30,
                                                                           2000                   1999
                                                                    -------------------    ------------------

                 Raw materials and supplies                          $         13,467        $       15,790
                 Work-in-process                                                6,640                 7,957
                 Finished goods                                                57,575                53,866
                                                                    -------------------    ------------------
                                                                              $77,682        $       77,613
                                                                    ===================    ==================

       Tamoxifen Citrate, purchased as a finished product, accounted for approximately $44,816 and $43,040 of finished goods as of March 31, 2000 and June 30, 1999, respectively.

5.     DUPONT PHARMACEUTICALS COMPANY STRATEGIC ALLIANCE

       On March 20, 2000, the Company signed definitive agreements to establish a strategic relationship with DuPont Pharmaceuticals Company ("DuPont") to develop, market and promote several proprietary products and to terminate all litigation between the two companies.

       Development and Other Revenue

       In connection with a proprietary product development funding agreement ("Product Development Agreement"), DuPont may invest up to $45 million over three years to support the development of three of the Company's proprietary products. All amounts received under the Product Development Agreement will be recorded as Development and other revenue. Upon approval of the products, Barr will be responsible for marketing the products and DuPont will receive royalties based on product sales. In connection with the Product Development Agreement, the Company recorded $4 million as Development and other revenue for the three months ended March 31, 2000.

       In a second agreement, DuPont will assume responsibility for sales and marketing support of an undisclosed proprietary product that Barr expects to launch in the first calendar quarter of 2001 ("Development and Marketing Agreement"). In connection with the Development and Marketing Agreement, DuPont may make milestone payments of up to $9 million over five quarters. In the three months ended March 31, 2000 the Company recorded $2 million as Development and other revenue related to this agreement.

       Under the terms of a third agreement, Barr has agreed to be the sole distributor in the United States and Canada of DuPont's Viaspan(R) organ transplant preservation agent ("Viaspan Agreement"). During a transition period, not expected to continue past November 30, 2000, DuPont will remain the distributor of Viaspan and will pay a fee to Barr based on a defined formula ("Transition Revenue"). Such Transition Revenue will be included in Development and other revenue until Barr assumes responsibility for distributing the product. Once Barr assumes responsibility for distributing the product, the Company will record product sales and related costs on the respective lines of its Consolidated Statements of Earnings. For the three months ended March 31, 2000, the Company recorded approximately $1.2 million as Development and other revenue related to the Viaspan Agreement.

       Warrants

       In connection with the above agreements, the Company issued two warrants granting DuPont the right to purchase 500 shares of Barr's common stock at $47 per share and 500 shares at $57 per share, respectively. Each warrant is immediately exercisable and has a four-year term. In connection with the issuance of such warrants, the Company recorded a one-time, non-cash charge of approximately $16.4 million. This amount is recorded as part of the Non-recurring agreement expenses on the Consolidated Statements of Earnings for the three months ended March 31, 2000. The charge was calculated using a Black-Scholes option pricing model with the following assumptions: dividend yield 0%, volatility 38%, risk-free interest rate 7.13% and a life of 4 years.

6.     NON-RECURRING AGREEMENT EXPENSES

       Non-recurring agreement expenses include a non-cash charge associated with the issuance of one million warrants (See Note 5 to the Consolidated Financial Statements) and approximately $2,500 in one-time legal charges, primarily related to a special fee paid to the Company's outside legal counsel, associated with finalizing the definitive agreements with DuPont.

7.     EARNINGS PER SHARE

       The following is a reconciliation of the numerators and denominators used to calculate Earnings per common share on the Consolidated Statements of
       Earnings:

                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  MARCH 31,                   MARCH 31,
                                                             2000          1999          2000          1999
                                                            -------       -------       -------       -------
       EARNINGS PER COMMON SHARE:
       Net earnings (numerator)                             $ 2,667       $12,662       $26,554       $36,147

       Weighted average shares (denominator)                 22,979        22,757        22,892        22,434

       Net earnings                                         $  0.12       $  0.56       $  1.16       $  1.61
                                                            =======       =======       =======       =======
       EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
       Net earnings (numerator)                             $ 2,667       $12,662       $26,554       $36,147

       Weighted average shares                               22,979        22,757        22,892        22,434
       Effect of dilutive options                               887           909           814         1,062
                                                            -------       -------       -------       -------
       Weighted average shares - assuming
         dilution (denominator)                              23,866        23,666        23,706        23,496
       Net earnings                                         $  0.11       $  0.54       $  1.12       $  1.54
                                                            =======       =======       =======       =======

       During the three and nine months ended March 31, 2000 and 1999, there were 1,040, 1,040, 225 and 514, respectively, of outstanding options and warrants that were not included in the computation of diluted EPS, because the securities' exercise prices were greater than the average market price of the common stock for the period.

8.     COMPREHENSIVE INCOME

       Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on securities classified for Statement of Financial Accounting Standards ("SFAS") No. 115 purposes as "available for sale". Total comprehensive income for the three and nine months ended March 31, 2000 and 1999 was $3,807, $27,959, $12,690 and
       $35,693, respectively.

9.     NEW ACCOUNTING PRONOUNCEMENT

       On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 until the Company's fiscal year 2001. The Company is currently evaluating this statement and its impact on the Company's existing accounting policies and financial reporting disclosures.

10.    STRATEGIC COLLABORATIONS

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

       Other Litigation
       As of March 31, 2000, the Company was involved in other lawsuits incidental to its business, including patent infringement actions. Management of the Company, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have any significant adverse effect on the Company's consolidated financial statements.


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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
Comparison of the Three Months Ended March 31, 2000 to the Three Months Ended March 31, 1999 - (thousands of dollars)

Total revenues increased approximately 11% as a result of increased Product sales and Development and other revenue.

Tamoxifen sales increased 9% from $83,929 to $91,361. The increase was due to higher prices and an expansion in the use of Tamoxifen. In October 1998, Tamoxifen was approved to reduce the incidence of breast cancer in women at high risk of developing the disease. Tamoxifen is a patent protected product manufactured for the Company by the Innovator. Currently, Tamoxifen only competes against the Innovator's product, which is sold under the brand name.

The prior year sales included $2,345 of Minocycline sales which the Company stopped selling in late 1999 because of deteriorating market conditions.

Other product sales increased 2% from $29,548 to $30,161. The increase was lead by higher sales of Medroxyprogesterone, Naltrexone, Hydroxyurea, Warfarin and sales of Cefadroxil, which the Company launched in June 1999. These increases were driven mainly by increases in market share, which more than offset price declines and higher discounts on certain of the Company's products.

Development and other revenue consists of amounts received from DuPont Pharmaceuticals Company ("DuPont") for various development and co-marketing agreements including $1.2 million in Transition Revenue associated with the Viaspan Agreement (See Note 5 to the Consolidated Financial Statements). Once the Company begins distributing Viaspan it will record such sales as part of Product sales and Cost of sales.

Cost of sales increased to $92,889 or 76.4% of product sales from $87,968 or 76.0% of product sales. The increase in both dollars and percent of product sales was due to increased product sales, an increased percentage of Tamoxifen sales to total product sales and a less favorable mix within other products. Tamoxifen is distributed by the Company and has lower margins than most of Barr's other products.

Selling, general and administrative expenses increased from $9,129 to $10,358. The increase was primarily due to an increase in legal spending related to patent challenge activities. Also, the prior year included approximately $1.7 million received from Eli Lilly & Company for reimbursement of legal costs.

Total research and development expenses in the quarter increased from $4,835 to $9,829. This increase resulted from increased bio-study and clinical trial costs and higher personnel costs, each supporting an increased number of products in development. Also, the prior year included $646 related to a proprietary product collaboration with Eastern Virginia Medical School.

Non-recurring agreement expenses consists of a one-time non-cash charge representing the fair value of the one million warrants issued to DuPont (See
Note 5 to the Consolidated Financial Statements) as well as approximately $2,500 in one-time legal charges associated with finalizing the Company's definitive agreements with DuPont.

Interest income increased by $470 primarily due to an increase in the average cash and cash equivalents balance, as well as an increase in the market rates on the Company's short-term investments.

Interest expense decreased $91 primarily due to lower fees paid on the average unsecured Tamoxifen payable balance.

Results of Operations:
Comparison of the Nine Months Ended March 31, 2000 to the Nine Months Ended March 31, 1999 - (thousands of dollars)

Total revenues increased approximately 8% as a result of increased Product sales and Development and other revenue partially offset by a decrease in Proceeds from supply agreements.

Tamoxifen sales increased 9% from $203,302 to $221,832. The increase is attributable to higher prices and an expansion in the use of Tamoxifen.

The prior year sales included $6,373 of Minocycline sales which the Company stopped selling in late 1999 because of deteriorating market conditions.

Other product sales increased 8% from $97,933 to $105,648. The increase was led by higher sales of Medroxyprogesterone, Naltrexone, Hydroxyurea, Cefadroxil and Danazol. These increases were driven mainly by increases in market share which more than offset price declines on certain of the Company's other products.

Development and other revenue consists of amounts received from DuPont for various development and co-marketing agreements including $1.2 million in Transition Revenue associated with the Viaspan Agreement (See Note 5 to the Consolidated Financial Statements). Once the Company begins distributing Viaspan it will record such sales as part of Product sales and Cost of Sales.

Proceeds from supply agreements declined $750, as expected, since proceeds earned in the prior year under a separate contingent supply agreement related to the ciprofloxacin litigation ceased.

Cost of sales increased from $225,796 to $236,188 primarily related to an increase in product sales. As a percentage of product sales, cost of sales declined from 73.4% to 72.1%. This percentage decline was attributable to a more favorable mix within other products, offset slightly by an increased percentage of sales of Tamoxifen to total sales. Tamoxifen is distributed by the Company and has lower margins than most of Barr's other products.

Selling, general and administrative expenses increased from $28,896 to $31,155. The increase was primarily due to increased legal costs, partially offset by a decrease in advertising and promotions. The increase in legal fees was primarily due to an increase in patent challenge activities. Also, the prior year included approximately $1.7 million received from Eli Lilly & Company for reimbursement of legal costs. Advertising and promotional costs declined, primarily as a result of less media advertising.

Total research and development expenses increased from $15,657 to $28,492. This increase results from increased bio-study and clinical trial costs and higher personnel costs, each supporting an increased number of products in development. Also, the prior year included $646 related to a proprietary product collaboration with Eastern Virginia Medical School.

Non-recurring agreement expenses consist of a one-time non-cash charge representing the fair value of the one million warrants issued to DuPont (See
Note 5 to the Consolidated Financial Statements) as well as approximately $2,500 in one-time legal charges associated with finalizing the Company's definitive agreements with DuPont.

Interest income increased by $977 primarily due to an increase in the average cash and cash equivalents balance, partially offset by a decrease in the market rates on the Company's short-term investments. The decrease in the market rates was primarily the result of the Company investing in a greater amount of tax-free investments which generally have lower rates than taxable investments, but reduce the effective tax rate of the Company.

Interest expense decreased $240 due to a decrease in the Company's debt balances and lower fees paid on the average unsecured Tamoxifen payable balance.

Other income increased $430 primarily due to the gain recognized on the warrants received from Halsey Drug Co., Inc.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased from $94,867 at June 30, 1999 to $97,446 at March 31, 2000. During the nine months ended March 31, 2000, the Company increased the cash held in its interest bearing escrow account from $28,283 at June 30, 1999 to $45,363.

Cash provided by operating activities totaled $10,070 for the nine months ended March 31, 2000 as net earnings and non-cash charges such as fair value of warrants, depreciation and deferred income tax benefit more than offset working capital increases. Working capital increases were led by increases in accounts receivable and other receivables and a decrease in accounts payable, which were partially offset by an increase in income taxes payable. Accounts receivable at March 31, 2000 were $73,446 or $23,219 higher than those at June 30, 1999. This increase was primarily attributable to increased product sales. Other receivables increased due to Development and other revenue (See Note 5 to the Consolidated Financial Statements). The decrease in accounts payable related to the pay down of the Tamoxifen payable. Income taxes payable increased due to the timing of estimated tax payments.

During the first nine months of fiscal 2000, the Company invested approximately $9.5 million in capital expenditures primarily related to the construction of its new 48,000 square foot warehouse and 13,500 square foot laboratory facility at its Pomona, New York campus. The Company expects to invest an additional $2 million in capital assets in the fourth quarter of fiscal 2000.

To expand its growth opportunities, the Company has and will continue to evaluate and enter into various strategic collaborations (See Note 10 to the Consolidated Financial Statements). The timing and amount of cash required to enter into these collaborations is difficult to predict because it is dependent on several factors, many of which are outside of the Company's control. However, the Company believes, that based on arrangements in place at March 31, 2000, it could spend between $2 and $4 million over the next twelve months for these collaborations. The $2 to $4 million excludes any cash needed to fund strategic acquisitions the Company may consider in the future.

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

Outlook

The Company's product sales are dependent upon several factors including the timing of new product launches, increases or decrease in market share, changes in prices and customer buying patterns. As a result, forecasting product sales from period to period is difficult. However, total Product sales are expected to be lower in the fourth quarter due to an anticipated reduction in Tamoxifen sales. Historically, Tamoxifen sales have fluctuated significantly among the Company's fiscal quarters. These fluctuations may be based on several factors including the buying patterns of several large customers. These buying patterns have been influenced by those buyers attempting to anticipate the timing of Tamoxifen price increases. Tamoxifen's last price increase occurred in May 1999. However, because Barr distributes Tamoxifen, the timing and extent of price increases are unknown and determined solely by the Innovator. Non-Tamoxifen product sales are expected to increase in the fourth quarter offsetting some of the Tamoxifen sales decline.

The Company's profit margins on product sales are impacted by numerous factors such as product pricing, product sales mix, including the percentage of Tamoxifen sales to total product sales, and manufacturing efficiencies. Overall margins declined in the third quarter as expected primarily due to an increasing percentage of total sales being accounted for by Tamoxifen. Based on anticipated sales trends described above, Tamoxifen sales are expected to make up a smaller percentage of total sales in the fourth quarter and therefore overall margins are expected to increase.

Revenues earned under the various DuPont agreements are determined by several factors including the timing and extent of Barr's spending on specific proprietary development products, and achieving certain development milestones. Therefore, forecasting such revenues is difficult. In the fourth quarter, Barr expects to earn an amount within 5% to 10% of the amount earned in the third quarter.

In September, the Company publicly disclosed that it expected its investment in research and development to be between $40-$45 million. Based on actual spending through the third quarter of approximately $28.5 million, the Company believes total spending for the year will approach the low end of that range.

In the fourth quarter, Selling, general and administrative expenses are expected to be consistent with the third quarter.

Forward-Looking Statements

Except for the historical information contained herein, this Form 10-Q contains forward-looking statements, all of which are subject to risks and uncertainties. Such risks and uncertainties include the timing and outcome of legal proceedings, impact of competition on sales and profitability of key products, the timing or occurrence of price increases on key products, the timing of FDA approvals and product launches, capital spending, the ability of the Company to obtain additional capital and other risks detailed from time-to-time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements can be identified by their use of words such as "expects," "plans," "will," "believes," "may," "estimates," "intends" and other words of similar meaning. Should known or unknown risks or uncertainties materialize, or should our assumptions prove inaccurate, actual results could vary materially from those anticipated. The Company undertakes no obligation to publicly update any forward-looking statements.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in the 1999 Annual Report on Form 10-K, the Company's exposure to market risk from changes in interest rates, in general, is not material.

                             BARR LABORATORIES, INC.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  DuPont Anti-Trust Suit

                  As disclosed in the Company's Annual Report on Form 10-K, on March 9, 1998, the Company filed an anti-trust suit against DuPont Merck Pharmaceutical Company ("DuPont") in the United States District Court for the Southern District of New York, charging that DuPont had acted unlawfully to impede the marketplace acceptance of Barr's generic version of the anti-coagulant Coumadin. The Company agreed to a dismissal with prejudice on March 20, 2000.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibit Number            Exhibit
                  --------------            -------

                         27.0               Financial data schedule

                         10.15 Proprietary Drug Development and Marketing Agreement, dated March 20, 2000 (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

 (b) The following report was filed by the Company on Form 8-K in the quarter ended March 31, 2000:

                  Report Date               Item Reported
                  -----------               -------------
                  January 21, 2000          Company announced the signing of a
                                            letter of intent to establish a
                                            strategic relationship with DuPont
                                            Pharmaceuticals Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     BARR LABORATORIES, INC.

Dated: May 1, 2000                                   /s/ William T. McKee
                                                     --------------------
                                                     William T. McKee
                                                     Chief Financial Officer