Form 10-K405
period 2000-06-30
BARR LABORATORIES INC
filed 2000-08-25
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended June 30, 2000 or

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

Securities registered pursuant to Section 12(b) of      Name of each exchange on
                     the Act:                              which registered:
               Title of each class
          Common Stock, Par Value $0.01                 New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the Registrant held by nonaffiliates was approximately $870,972,748 as of June 30, 2000 (assuming solely for purposes of this calculation that all Directors and Officers of the Registrant are "affiliates").

Number of shares of Common Stock, Par Value $.01, outstanding as of June 30, 2000: 34,827,937

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S 2000 ANNUAL REPORT TO SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN PART II AND PART IV HEREOF.

PORTIONS OF THE REGISTRANT'S 2000 PROXY STATEMENT ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

                                     PART I

ITEM 1.  BUSINESS

Barr Laboratories, Inc. ("Barr" or the "Company") is an established specialty pharmaceutical company engaged in the development, manufacture and marketing of generic and proprietary prescription pharmaceuticals.

SAFE HARBOR STATEMENT

To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include: the timing and outcome of legal proceedings; the difficulty of predicting the timing of U.S. Food and Drug Administration ("FDA") approvals; the difficulty in predicting the timing and outcome of FDA decisions on patent challenges; market and customer acceptance and demand for new pharmaceutical products; ability to market proprietary products; the impact of competitive products and pricing; timing and success of product development and launch; availability of raw materials; the regulatory environment; fluctuations in operating results; and, other risks detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.

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

OVERVIEW

Barr was founded in 1970 and commenced active business in 1972 as a manufacturer of generic drug products. Barr is listed on the New York Stock Exchange (NYSE-BRL). The Company currently markets approximately 80 pharmaceutical products, representing various dosage strengths and product forms of approximately 30 chemical entities. The Company's product line is principally focused on the development and marketing of generic and proprietary products in the oncology, female healthcare (including hormone replacement and oral contraceptives) and cardiovascular therapeutic categories. In addition, the Company also maintains active development and marketing efforts in a second tier of therapeutic categories including anti-infectives, pain management and psychotherapeutic agents.

The Company's business strategy has three core components: (i) developing and marketing generic pharmaceuticals that have one or more barriers to entry, (ii) developing the generic version and then challenging patents protecting select brand pharmaceuticals where the Company believes that such patents are either invalid, unenforceable or not infringed by the Company's product, and (iii) developing and marketing proprietary pharmaceuticals.

Generic Products

The majority of the Company's currently marketed products represent generic forms of brand pharmaceutical products. These products are part of an industry with annual sales of approximately

$10 billion. The Company attempts to limit its pursuit of products where it expects that a significant number of its competitors will successfully develop a generic product. Instead, the Company principally pursues the development and marketing of generic pharmaceuticals that have one or more barriers to entry. The Company believes products with such barriers will face limited competition and, therefore, provide longer product life cycles and/or higher profitability than commodity generic products.

Among the Company's key generic products are:

         ONCOLOGY: Tamoxifen Citrate, Hydroxyurea, Methotrexate, Megestrol
         Acetate

         CARDIOVASCULAR: Warfarin Sodium, Dipyridamole

         FEMALE HEALTH CARE: Medroxyprogesterone Acetate, Danazol, Estradiol, Estropipate

         OTHER: Naltrexone, Meperidine, Oxy-APAP, Diazepam, Trazodone

The Company's largest selling product is Tamoxifen Citrate ("Tamoxifen"), the generic version of Nolvadex(R). The Company distributes Tamoxifen under a distribution agreement with the innovator. Tamoxifen is used to treat advanced breast cancer, impede the recurrence of tumors following surgery, and in October 1998, was approved by the FDA to reduce the incidence of breast cancer in women at high risk for developing this disease. In calendar 1999, Tamoxifen had combined brand and generic sales in the U.S. of approximately $370 million. Tamoxifen accounted for approximately 68%, 66% and 68% of the Company's product sales during fiscal 2000, 1999 and 1998, respectively.

Warfarin Sodium is the generic equivalent of DuPont Pharmaceuticals Company's ("DuPont") Coumadin(R), an anti-coagulant. In calendar 1999, Warfarin Sodium had combined brand and generic sales in the U.S. of approximately $535 million. Since launch in July 1997, nearly 11 million prescriptions for Barr's generic product have been dispensed. At the end of fiscal 2000, Barr's generic product had captured approximately 27% of all prescriptions written for the product, including nearly 80% of those filled with generic versions. Warfarin Sodium accounted for approximately 14%, 15% and 11% of the Company's product sales during fiscal 2000, 1999 and 1998, respectively.

Patent Challenges

The second part of Barr's generic product strategy is its patent challenge strategy. As part of this strategy, the Company identifies patent-protected brand products where it believes the patents are either invalid or will not be infringed by the Company's product. Then, the Company either alone or with selected partners, undertakes the development and filing with the FDA of its generic version of the product, and engages in the litigation necessary to resolve the patent issues.

Patent challenges are a complex, costly and lengthy process that can take 3-6 years to complete and require an investment of $8-10 million per challenge. As a result, the Company has in the past and may elect in the future to have partners on select patent challenges. These agreements typically provide for a sharing of the costs and risks, and generally provide for a sharing of the benefits of a successful outcome.

As of the close of fiscal 2000, the Company has engaged in six patent challenges, three of which have been resolved and three are currently pending.

In 1993, as a result of a settlement of a patent challenge against the innovator of Tamoxifen, Barr entered into a non-exclusive supply and distribution agreement. As a result of this agreement, breast cancer patients have had access to Barr's more affordable version of Tamoxifen nine years earlier than they might otherwise have. The Company also has a tentatively approved Abbreviated New Drug Application ("ANDA") to manufacture Tamoxifen. At the time of patent expiration in August 2002 (or should another company's patent challenge succeed), Barr will be permitted to begin the direct manufacture of Tamoxifen.

In January 1997, Barr and Bayer AG ("Bayer") settled the pending litigation regarding Bayer's patents protecting Cipro(R) ("Ciprofloxacin"). Under terms of the settlement, Barr and a partner in the case received a one-time payment and entered into a contingent, non-exclusive supply agreement. Under this agreement, Bayer has the option to make payments to Barr and its partner or to provide Barr and its partner with quantities of Ciprofloxacin to market pursuant to a license from Bayer. Also as part of the settlement, Barr and its partner have the unconditional right to begin selling Ciprofloxacin no later than six months prior to the expiration of the patent. As a result of this agreement, the Company believes that consumers will receive a substantial benefit by having access to a more affordable generic product in advance of the date when the product would otherwise have been available for competition.

On August 9, 2000, the U.S. Court of Appeals, Federal Circuit in Washington, D.C. ruled in favor of Barr's challenge of the patents protecting Eli Lilly's Prozac(R) ("Fluoxetine"). The Court unanimously upheld Barr's "double-patenting" claims and struck down the patent that would have protected Prozac from generic competition until after December 2003. The ruling, when final, is expected to permit Barr and its partners to introduce a more affordable generic Prozac product in late fiscal 2001 or early fiscal 2002, pending FDA consideration of issues related to exclusivity for use with pediatric patients. As the first to file a Paragraph IV Certification that successfully challenged a listed patent, the Company believes it is entitled to the 180-day exclusivity granted under the Drug Price Competition and Patent Term Restoration Act of 1984 ("Hatch-Waxman Act") and intends, if necessary, to vigorously defend its rights. However, there can be no assurances that the Company's position on the implementation of the FDA's exclusivity rules will prevail. If the Company does not enjoy the full exclusivity period it expects, the value of the favorable ruling could be substantially diminished.

The Company is currently challenging the patents protecting Ortho-McNeil Pharmaceutical Corporation's ("Ortho") Ortho-Novum 7/7/7(R) oral contraceptive and Ortho's Ortho Tri-Cyclen(R) oral contraceptive. The Company continues to invest heavily in research and development and the legal costs necessary to identify future patent challenge opportunities.

In August 1999, the FDA published a proposed 180-Day Generic Drug Exclusivity rule. This proposed rule is designed to clarify the FDA's interpretation of the 180-day generic drug exclusivity provision of the Hatch-Waxman Act, in response to numerous court challenges and citizens petitions. The Company, as well as other members of the generic industry, have submitted comments on the proposed rule. While still reviewing the comments related to the proposed rule, the FDA issued industry Guidance in March 2000. The Agency's implementation of the final regulations and the Guidance may be delayed for a significant period and will likely be the subject of additional court challenges and citizens petitions. As such, it is impossible for the Company to provide a general conclusion as to the effect the proposed rule and the Guidance would have on the exclusivity status of its patent cases, but rather, believes that the exclusivity status for all patent cases, past and future, must be evaluated on a case by case basis.

The patent challenge process is a fundamental component of the Hatch-Waxman Act that is designed to encourage generic companies to develop versions of brand products and challenge suspect patents years ahead of patent expiry. The Company believes that its successful challenges provide more affordable medicine for consumers who otherwise would have paid higher brand prices for these products through patent expiry. During 1999, the U.S. Department of Justice ("DOJ") and the Federal Trade Commission ("FTC") began an examination of the settlement of several patent challenges in the industry, including Barr's Tamoxifen and Ciprofloxacin challenges (See Item 3, Legal Proceedings). The Company believes the patent challenge provisions under the Hatch-Waxman Act provide a significant consumer benefit by allowing the introduction of more affordable generic products earlier than might otherwise be possible. Further, the Company believes that as the consumer benefits of this process become more apparent to the DOJ and FTC, any concerns will be resolved.

Proprietary Products

The third component of Barr's business strategy is developing and marketing proprietary products. On August 1, 2000, Barr assumed responsibility for marketing and distribution of DuPont's VIASPAN(R) Belzer UW, Organ Storage Solution product in the U.S. and Canada. Marketing this product gives Barr immediate access to the brand pharmaceutical marketing arena, adding skills that will be transferable to marketing our future proprietary products.

Introduced in the late 1980s, VIASPAN is a cold storage solution that can be used to preserve intra-abdominal organs, including the kidneys, liver and pancreas prior to transplantation. VIASPAN, which had revenues in calendar 1999 of approximately $14 million, is the most widely used organ transplant solution in the United States.

Barr/DuPont Pharmaceuticals Company Strategic Alliance

In March 2000, the Company signed definitive agreements to establish a strategic relationship with DuPont to develop, market and promote several proprietary products and to terminate all litigation between the two companies. In the first agreement, DuPont may invest up to $45 million over three years to support the ongoing development of three proprietary products: CyPat(TM) prostate cancer therapy; SEASONALE(TM) oral contraceptive; and a third product which has not yet been disclosed. Upon approval of these products Barr will be responsible for marketing the products, although Barr may elect to allow DuPont to play a role in product promotion, and DuPont may receive royalties based on product sales.

In the second agreement, DuPont will assume sales and marketing support for an undisclosed proprietary product developed internally by Barr. This product is expected to be launched during the second half of fiscal 2001.

Under the terms of the third agreement, Barr becomes the sole distributor in the U.S. and Canada of DuPont's VIASPAN organ transplant preservation agent.

Under the fourth agreement, DuPont was granted warrants to purchase 1.5 million shares of Barr's common stock: 750,000 shares at $31.33 per share and 750,000 shares at $38.00 per share. The warrants are immediately exercisable and terminate in four years.

PRODUCT DEVELOPMENT

The Company's product development efforts are focused in two principal product areas: unique generic products and a portfolio of proprietary products.

During fiscal 2000, the Company filed 15 applications with the FDA and as of June 30, 2000 had 17

ANDAs pending. Of the 15 applications filed during fiscal 2000, three ANDAs represent products where Barr is challenging the patents protecting the brand version of the product, two are ANDAs which will support proprietary products and two are Investigational New Drug ("IND") applications supporting proprietary products.

The Company has historically developed generic products internally, although the Company currently has one generic product in development with a third party. The Company also continues to explore and evaluate other in-licensing opportunities for generic as well as proprietary products.

For the fiscal years ended June 30, 2000, 1999 and 1998, total research and development expenditures were approximately $40 million, $23 million and $19 million, respectively. The 79% increase in R&D investment during fiscal 2000 funded an enhanced commitment to both generic and proprietary product development activities. The Company anticipates that research and development expenditures will increase 20-25% during fiscal 2001, due to continued investment in new generic drug development, continued progress on proprietary product development, and clinical studies related to two IND applications.

Generic Product Development

The Company continues to focus generic drug development on unique products that offer barriers to entry that limit competition, as well as products that capitalize on the Company's expertise in formulation, development, manufacturing and marketing.

The Company filed 11 generic product applications during fiscal 2000. Among the applications pending or being prepared for filing are a line of oral contraceptive products, as well as additional oncology, cardiovascular and other therapies. The Company believes that it will file approximately 15-18 generic product applications during fiscal 2001.

As part of Barr's commitment to bringing new female health care products to American consumers, several of the pending ANDAs represent generic versions of oral contraceptive products. Creating a franchise of oral contraceptive products builds upon the Company's expertise in the area of developing and efficiently manufacturing hormonal therapies. Of the total oral contraceptive market, valued at approximately $1.8 billion a year, Barr has products in development that will compete in nearly $1.5 billion of that total. The first generic oral contraceptive product could enter the market in the first half of fiscal 2001.

Proprietary Development

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

Barr is developing proprietary products under the IND development process, as well as commercialization of proprietary medicines that result from ANDAs which are normally associated with generic products.

Barr's decision to develop proprietary products was initiated in 1997, and the Company currently has an active proprietary development portfolio in such therapeutic categories as oncology, female health care, oral contraception, and anti-virals. Projects in development are expected to compete in therapeutic categories that have total current annual sales of approximately $4 billion. The Company is continually evaluating new proprietary product candidates for inclusion in the pipeline.

INDs were filed with the FDA for two proprietary products during fiscal 2000: the CyPat prostate cancer therapy and the SEASONALE oral contraceptive.

An IND describes where and by whom the clinical studies will be conducted, the chemical structure of the compound and how it works in the body; any toxic effects; and how the compound is manufactured. Phase III clinical studies for both products will seek to confirm the effectiveness of the products and identify any adverse reactions and will involve 1,000 or more patients in clinics and hospitals.

Barr submitted its IND application with the FDA for its CyPat prostate cancer therapy in July 1999. A tablet dosage form product, CyPat is indicated for the treatment of hot flashes following the surgical or chemical castration that is often used to treat prostate cancer. Of the more than 2.4 million patients in the United States who have been diagnosed with prostate cancer, CyPat may prove suitable for treating approximately 100,000 of those patients. The CyPat Phase III clinical studies are expected to include approximately 1,000 patients at more than 70 sites across the country. Pending success with the FDA, CyPat could reach consumers as early as the end of fiscal 2003.

The Company submitted its IND for the SEASONALE oral contraceptive in May 2000. Recruitment for the Phase III clinical study began in fiscal 2000. SEASONALE is a patent-protected oral contraceptive product being developed through an agreement with the Medical College of Hampton Roads, Eastern Virginia Medical School (EVMS). Under the proposed SEASONALE regimen, women would take the product for up to 84 consecutive days, and then would have a seven-day pill-free interval. By contrast, the majority of oral contraceptive products currently available in the United States are based on a regimen of 21 treatment days and then seven pill-free days. The Company anticipates that 1,350 women at approximately 50 sites across the country will be involved in the year-long study. SEASONALE is an innovative oral contraceptive product designed to give women the option of reducing the number of menses from 13 to 4 each year.

The Company also filed two ANDAs supporting near-term proprietary products. Both products represent dosage-form changes of existing therapies, and are expected to have some period of market exclusivity. The Company expects approval of the first product during the first half of fiscal 2001, with approval of the second product anticipated in the second half of fiscal 2001. Developed under the ANDA approach, details of the products are being withheld until launch.

In early fiscal 2001, the Company announced that it was developing a vaccine product to address Japanese encephalitis. Working in conjunction with a partner, the Company anticipates that Phase III clinical studies to support approval of the product will begin during fiscal 2001.

MARKETING AND CUSTOMERS

The Company markets its generic products to customers in the United States and Puerto Rico through an integrated sales and marketing force that includes a five person national sales force. The activities of the sales force are supplemented by two customer service representatives who inform the Company's customers of new products, process orders and advise of order status and current pricing. All marketing activities are developed, implemented and coordinated by a product marketing function consisting of three employees.

The Company's generic product customer base includes drug store chains, food chains, mass merchandisers, wholesalers, distributors, managed care organizations, mail order accounts, government/military and repackagers.
The Company's products are primarily sold under the Barr label.

The Company's generic business has approximately 140 direct purchasing customers and 105 indirect customers that purchase the Company's products via wholesalers. In fiscal 2000, 1999 and 1998, McKesson Drug Company, the nation's largest wholesaler, accounted for approximately 16%, 14% and 12%, respectively, of product sales. No other customer accounted for greater than 10% of product sales in any of the last three fiscal years.

During the past three years the Company's customer base has undergone continued consolidation, particularly in the chain drug store, food store, distributor and wholesaler trade classes. In addition, customers continue to promote single-source programs that limit the number of generic suppliers that provide products to that customer. This continued consolidation and changes in customer buying patterns have resulted in heightened competition among generic drug marketers. Adding to these market pressures, managed care organizations have, in some cases, limited the number of authorized vendors. In addition, mail-order prescription services, which typically source product from a limited number of suppliers, have continued to grow. While the Company believes that it has excellent relationships with its key customers, there can be no assurance that continued consolidation will not impact the Company's business, or that such impact might not be significant.

Several of the Company's proprietary products are expected to require a sales force to detail products directly to physicians and healthcare providers. During fiscal 2001, Barr assumed responsibility for marketing the VIASPAN organ transplant preservation agent in the U.S. and Canada, hiring an employee dedicated to this direct marketing effort. In addition, DuPont is assuming responsibility for marketing a proprietary product being developed by Barr that could receive FDA approval in the second half of fiscal 2001. The Company is also evaluating the marketing requirements for another near-term proprietary product that could receive approval during the first half of fiscal 2001. The Company continues to evaluate different options for implementing the sales and marketing capabilities necessary to sell certain of its proprietary products. Such options include partnerships, joint ventures or strategic acquisitions.

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

RAW MATERIALS

The active chemical raw materials, essential to the Company's business, are bulk pharmaceutical chemicals, which are purchased from numerous manufacturers in the U.S. and throughout the world. All purchases are made in United States dollars, and while currency fluctuations do not have an immediate impact on prices the Company pays, such fluctuations may, over time, have an effect on prices to the Company. Certain products that have historically accounted for a significant portion of Barr's revenues are currently available only from sole or limited suppliers. Arrangements with foreign suppliers are subject to certain additional risks, including the availability of governmental clearances, export duties, political instability, currency fluctuations and restrictions on the transfer of funds. Any inability to obtain raw materials on a timely basis, or any significant price increases that cannot be passed on to customers, could have a material adverse effect on the Company. Because prior FDA approval of raw material suppliers is required, if raw materials from an approved supplier were to become unavailable, the required FDA approval of a new supplier could cause a significant delay in the manufacture of the drug product affected.

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

EMPLOYEES

As of June 30, 2000, the Company had approximately 606 full-time employees including 129 in research and development and 386 in production and quality assurance/control. Approximately 85 are represented by a union that has a collective bargaining agreement with the Company. The Company's current collective bargaining agreement with its employees, who are represented by Local 2-149 of the Paper, Allied, Chemical and Energy (PACE) Union International, expires on April 1, 2001.

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

NDA Process

FDA approval is required before any new drug can be marketed. A New Drug Application ("NDA") is a filing submitted to the FDA to obtain approval of a drug not eligible for an ANDA and must contain complete pre-clinical and clinical safety and efficacy data or a right of reference to such data. Before dosing a new drug in healthy human subjects or in patients, stringent government requirements for pre-clinical data must be satisfied. The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.

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

cGMP Regulations

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

GOVERNMENT RELATIONS ACTIVITIES

As a record number of branded pharmaceutical products are scheduled to go off patent over the next several years, the branded pharmaceutical industry has increased efforts to utilize state and federal legislative and regulatory arenas to delay generic competition, or limit the severe market erosion they can experience once monopoly protection is lost for the branded product. Efforts to achieve these goals include, but are not limited to, filing additional patents in the Orangebook in an attempt to increase the period of patent protection for products, directly petitioning the FDA to request amendments to FDA standards through the Citizen Petition process, seeking changes in United States Pharmacopeia standards and attempting to extend patents by attaching amendments to important federal legislation. Federal legislation designed to extend the patents an additional three years on several drugs, due to perceived delays in the FDA approval process, has been introduced. State by state initiatives to enact legislation opposing the substitution of equivalent generic drugs is an additional anti-generic defense strategy.

Some companies have expressed interest over the last several years in reopening the Hatch-Waxman Act and renegotiating some of the compromises reached between the brand and generic pharmaceutical industries that resulted in the creation of the modern generic pharmaceutical industry. Reopening the act could disturb the delicate balance achieved in 1984 but may also offer the generic industry the opportunity to expand the Hatch-Waxman Act to include drug products not currently covered under the Act.

Because a balanced and fair legislative and regulatory arena is critical to the generic pharmaceutical industry, the Company has and will continue to put a major emphasis in terms of management time and financial resources on government affairs activities. During fiscal 2000, the Company opened an office and staffed a full-time government affairs department in Washington, D.C., that assumed responsibility for coordinating state and federal legislative activities and coordination with generic industry trade associations.

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

Over the last year, the extension of prescription drug coverage to all Medicare recipients has gained support in the Federal legislature. The generic pharmaceutical industry trade associations are actively involved in discussions regarding the structure and scope of any proposed Medicare prescription drug benefit plans. The Company, as an active member in Generic Pharmaceutical Association ("GPhA"), the leading trade association representing the generic pharmaceutical industry, supports the development of an industry wide position on Medicare.

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

ITEM 2.  PROPERTIES

Barr has facilities and operations in Pomona and Blauvelt, New York; Northvale, New Jersey; Forest, Virginia; and Washington, D.C. The following table presents the facilities owned or leased by the Company and indicates the location and type of each of these facilities.

                       SQUARE
LOCATION               FOOTAGE         STATUS                      DESCRIPTION
--------               -------         ------                      -----------
NEW JERSEY
Northvale               27,500         Owned          Manufacturing

NEW YORK
Blauvelt                48,000         Leased         Corporate Administration
Pomona 1                34,000         Owned          R&D, Laboratories, Manufacturing
Pomona 2                90,000         Owned          Laboratories, Administrative Offices,
                                                      Manufacturing, Warehouse

VIRGINIA
Forest                 165,500         Owned          Administrative Offices, Manufacturing,
                                                      Warehouse, Packaging, Distribution

WASHINGTON, D.C.         1,800         Leased         Corporate Administration


Over the past three fiscal years, the Company has spent approximately $45 million in capital expenditures primarily to expand manufacturing capacity, extend research and development activities and strengthen certain competitive advantages.

ITEM 3.   LEGAL PROCEEDINGS

PATENT CHALLENGES

In February 1996, Barr filed an ANDA seeking approval from the FDA to market fluoxetine hydrochloride ("Fluoxetine"), the generic equivalent of Eli Lilly Company's ("Lilly") Prozac. The Company notified Lilly pursuant to the provisions of the Hatch-Waxman Act, and on April 19, 1996, Lilly filed a patent infringement action in the United States District Court for the Southern District of Indiana - Indianapolis Division seeking to prevent Barr from marketing Fluoxetine until certain U.S. patents expire in 2003.

In rulings on pretrial motions on January 12, 1999, the U.S. District Court, Southern District of Indiana, dismissed several of the claims that the Company was to present at the trial. Prior to the trial beginning, Barr, two co-defendants and Lilly reached an agreement pursuant to which Barr and Lilly agreed to drop all the remaining claims in the litigation. In addition to dropping their remaining claims, Lilly made a one-time payment of $4 million to be shared between Barr and its co-defendants.

On August 9, 2000, the U.S. Court of Appeals, Federal Circuit in Washington D.C. affirmed the decision of the lower court rejecting the Company's arguments with respect to "best mode" claims against the patent expiring February 2001. However, the court struck down the Lilly patent which was to have run until December 2003 upon the Company's claim of "double patenting". Lilly is expected to seek a rehearing in the Appellate Court and a review by the Supreme Court.

In October 1998, Barr filed an ANDA seeking approval from the FDA to market the three different tablet combinations of norethindrone and ethinyl estradiol, the generic equivalent of Ortho-McNeil Pharmaceutical Inc.'s ("Ortho") Ortho-Novum 7/7/7 oral contraceptive regimen. The Company notified Ortho pursuant to the provisions of the Hatch-Waxman Act and on January 15, 1999, Ortho filed a patent infringement action in the United States District Court for the District of New Jersey - Trenton Division, seeking to prevent Barr from marketing the three different tablet combinations of norethindrone and ethinyl estradiol until certain U.S. patents expire in 2003. The case is currently in the discovery stage.

In February 2000, Barr filed an ANDA seeking approval from the FDA to market three different tablet combinations of norgestimate and ethinyl estradiol, the generic equivalent of Ortho's Tri-Cyclen(R). The Company notified Ortho pursuant to the provisions of the Hatch-Waxman Act and on June 9, 2000, Ortho filed a patent infringement action in the United States District Court for the District of New Jersey - Trenton Division, seeking to prevent Barr from marketing the three different tablet combinations of norgestimate and ethinyl estradiol until U.S. patents expire in 2003. The case is currently in the discovery stage.

CLASS ACTION LAWSUITS

On July 14, 2000, Louisiana Wholesale Drug Co. filed a class action complaint in the United States District Court for the Southern District of New York against Bayer Corporation, the Rugby Group and the Company. The complaint alleges that the Company and the Rugby Group agreed with Bayer Corporation not to compete with a generic version of Ciprofloxacin ("Cipro") pursuant to an agreement between the defendants. The plaintiff purports to bring claims on behalf of all direct purchasers of Cipro from 1997 to present. On August 1, 2000, Maria Locurto filed a similar class action complaint in the United States District Court for the Eastern Division of New York. On August 4, 2000, Ann Stuart et al filed a class action complaint in the Superior Court of New Jersey, Law Division, Camden County. This complaint alleges violations of New Jersey statutes relating to the Cipro agreement.

The Company believes that its agreement with Bayer Corporation is a valid settlement to a patent dispute and cannot form the basis of an antitrust claim. Although it is not possible to forecast the outcome of these matters, the Company intends to vigorously defend itself. It is anticipated that these matters may take several years to be resolved but an adverse judgment could have a material adverse impact on the Company's financial statements.

OTHER LEGAL MATTERS

In February 1998, Invamed, Inc., which has since been acquired by Geneva Pharmaceuticals, Inc., a division of Novartis AG ("Invamed"), named the Company and several others as defendants in a lawsuit filed in the United States District Court for the Southern District of New York, charging that the Company unlawfully blocked access to the raw material source for Warfarin Sodium. In May 1999, Apothecon, Inc., a division of Bristol-Meyers Squibb, Inc. ("Apothecon"), filed a similar lawsuit. The two actions have been consolidated.

The Company believes that the suits filed against it by Invamed and Apothecon are without merit and intends to defend its position vigorously. These actions are currently in the discovery stage. It is anticipated that this matter may take several years to be resolved but an adverse judgment could have a material adverse impact on the Company's consolidated financial statements.

In 1998 and 1999, the Company was contacted by the Department of Justice ("DOJ") regarding the March 1993 settlement of the Tamoxifen patent litigation. Barr continues to cooperate with the DOJ in this ongoing examination, and believes that the DOJ will ultimately determine that the settlement was appropriate and a benefit to consumers. The DOJ has not contacted the Company about this matter in over a year.

On June 30, 1999, the Company received a civil investigative demand from the Federal Trade Commission ("FTC") for interrogatories and a subpoena for documents relating to the January 1997 settlement of the Hatch-Waxman Act patent litigation relating to Ciprofloxacin which had been pending in the U.S. District Court for the Southern District of New York. The FTC is investigating whether the parties have engaged or are engaging in unfair methods of competition or affecting commerce in violation of Section 5 of the Federal Trade Commission Act.

The Company believes that the patent challenge process under the Hatch-Waxman Act represents a pro-consumer and pro-competitive alternative to bringing generic products to market more rapidly than might otherwise be possible. The Company believes that once all the facts are considered, and the benefits to consumers are assessed, that the DOJ and FTC investigations described above will be resolved. However, consideration of these matters could take considerable time, and while unlikely, any adverse judgment in either matter could have a material adverse impact on the Company's consolidated financial statements.

As of June 30, 2000, the Company was involved, as plaintiff and defendant, in other lawsuits incidental to its business. Management of the Company, based on the advice of legal counsel, believes that the disposition of such litigation will not have any significant adverse effect on the Company's consolidated financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The information required by Item 5 is included on page 45 of the 2000 Annual Report to Shareholders ("Annual Report") and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information required by Item 6 is included on page 48 of the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is included on pages 25 through 28 of the Annual Report and is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for a change in interest rates relates primarily to the Company's investment portfolio of approximately $156 million and debt instruments of approximately $30 million. The Company does not use derivative financial instruments.

The Company's investment portfolio consists of cash and cash equivalents and marketable securities classified as "available for sale." The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio in a variety of high credit quality securities, including U.S. government and corporate obligations, certificates of deposit and money market funds. Approximately 99.9% of the Company's portfolio matures in less than three months and the remaining .1% matures in less than one year. The carrying value of the investment portfolio approximates the market value at June 30, 2000. Because the Company's investments are diversified and are of relatively short maturity, a hypothetical 10% change in interest rates would not have a material effect on the Company's consolidated financial statements.

Approximately 90% of the Company's debt instruments at June 30, 2000, are subject to fixed interest rates and principal payments. The related note purchase agreements permit the Company to prepay these notes prior to their scheduled maturity, but may require the Company to pay a prepayment fee based on market rates at the time of prepayment and the note rates. The remaining 10% of debt instruments are primarily subject to variable interest rates based on LIBOR and have fixed principal payments. The fair value of all debt instruments is approximately $30 million at June 30, 2000. Management does not believe that any risk inherent in the variable-rate nature of these instruments is likely to have a material effect on the Company's consolidated financial statements.

The Company's $20 million Unsecured Revolving Credit Facility ("Revolver") has an interest rate based on the prime rate or LIBOR plus 0.75%, at the Company's option. The Company currently maintains a zero balance on the Revolver. If the Company were to draw down on the line prior to its expiration in December 2001, and an unpredicted increase in both alternate rates occurred, it would not be likely to have a material effect on the Company's consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included on pages 29 through 47 of the Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers are as follows:


        NAME                    AGE                    POSITION
        ----                    ---                    --------
Bruce L. Downey                 52             Chairman of the Board and Chief Executive Officer

Paul M. Bisaro                  39             President, Chief Operating Officer and Secretary

Timothy P. Catlett              45             Senior Vice President, Sales and Marketing

William T. McKee                39             Senior Vice President, Chief Financial Officer and Treasurer

Mary E. Petit                   51             Senior Vice President, Proprietary Product Development

Martin Zeiger                   63             Senior Vice President, Strategic Business Development and
                                               General Counsel

Salah U. Ahmed                  46             Vice President, Product Development

Ezzeldin A. Hamza               49             Vice President, Scientific Affairs

Catherine F. Higgins            48             Vice President, Human Resources


         BRUCE L. DOWNEY was elected Chairman of the Board and Chief Executive Officer in February 1994. Prior to assuming these positions, from 1981 to 1993, Mr. Downey was a partner in the law firm of Winston & Strawn and a predecessor firm of Bishop, Cook, Purcell and Reynolds. Mr. Downey is also a director of Warner Chilcott, plc.

         PAUL M. BISARO was elected to the position of President and Chief Operating Officer in December 1999. In September 1996, Mr. Bisaro was elected to the position of Senior Vice President, Strategic Business Development. Mr. Bisaro is the Secretary of the Company and in June 1998, was elected to the Company's Board of Directors. Prior to September 1996, Mr. Bisaro held various positions of increasing responsibility including General Counsel and Chief Financial Officer. Prior to assuming these positions with the Company, he was associated with the law firm of Winston & Strawn and a predecessor firm, Bishop, Cook, Purcell and Reynolds.

         TIMOTHY P. CATLETT was elected to Senior Vice President, Sales and Marketing in September 1997. From February 1995 to August 1997, Mr. Catlett served as Vice President, Sales and Marketing.

         WILLIAM T. MCKEE was elected to the position of Senior Vice President, Chief Financial Officer in December 1998. From December 1997 to November 1998, Mr.

McKee served as Vice President, Chief Financial Officer. From September 1996 to November 1997, Mr. McKee served as Chief Financial Officer. Prior to this Mr. McKee served as Director of Finance. Mr. McKee is the Treasurer of the Company and is a C.P.A.

         MARY E. PETIT was elected to the position of Senior Vice President, Proprietary Product Development in December 1999. From September 1996 to November 1999, Dr. Petit held the position of Senior Vice President, Operations. Prior to this Dr. Petit held the position of Vice President, Quality.

         MARTIN ZEIGER was employed by the Company in December 1999 as Senior Vice President, Strategic Business Development and General Counsel. Mr. Zeiger joined Barr from Hoechst Marion Roussel, where he served as a Vice President since the 1995 acquisition by Hoechst of Marion Merrill Dow.

         SALAH U. AHMED was elected Vice President, Product Development in September 1996. Dr. Ahmed joined the Company as Director of Research and Development in 1993.

         EZZELDIN A. HAMZA was elected Vice President in 1993. Prior to this position Mr. Hamza held positions of increasing responsibility including Director of Quality Control, Director of Scientific Affairs and Vice President, Technical Affairs.

         CATHERINE F. HIGGINS was employed by the Company in January 1992 as Vice President, Human Resources and was elected an officer in September 1992.

The Company's directors and executive officers are elected annually to serve until the next annual meeting or until their successors have been elected and qualified. The directors of the Company and their business experience are set forth in the section headed "Information on Nominees" of the Company's Notice of Annual Meeting of Shareholders, dated September 25, 2000 (the "Proxy Statement") and are incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statement Schedules:

         The consolidated balance sheets as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2000 and the related notes to the consolidated financial statements, together with the Independent Auditors' Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 5 through 8, the Annual Report is not deemed filed as part of this report. The following additional financial data should be read in conjunction with the financial statements in the Annual Report. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes.

                                                                      Page
                                                                      ----
         Independent Auditors' Report                                  24
         Schedule II - Valuation and Qualifying Accounts               25



Exhibits

3.1      Composite Restated Certificate of Incorporation of the Registrant (2)

3.2      Amended and Restated By-Laws of the Registrant (2)

4.1      Loan and Security Agreement dated April 12, 1996 (9)

4.2      Amended and Restated Loan Agreement dated November 18, 1997 (9)

4.3      Note Purchase Agreements dated November 18, 1997 (1)

10.1     Stock Option Plan (3)

10.2     Savings and Retirement Plan (8)

10.6     Collective Bargaining Agreement, effective April 1, 1996 (12)

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

10.11    1993 Employee Stock Purchase Plan (6)

10.12    1993 Stock Option Plan for Non-Employee Directors (7)

10.13    Agreement with Edwin A. Cohen and Amendment thereto (8)

10.14 Distribution and Supply Agreement for Ciprofloxacin Hydrochloride dated January 1997 (10)

10.15 Proprietary Drug Development and Marketing Agreement dated March 20, 2000 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (13)

10.16    Description of Excess Savings and Retirement Plan

10.17    Agreement with Paul M. Bisaro

13.0     2000 Annual Report to Shareholders

21.0     Subsidiaries of the Company (11)

23.0     Consent of Deloitte & Touche LLP

27.0     Financial Data Schedule


----------

(1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference.

(2) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference.

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

(13) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.


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

                             BARR LABORATORIES, INC.

     Signature                           Title                         Date
     ---------                           -----                         ----
BY BRUCE L. DOWNEY           Chairman of the Board & Chief        August 9, 2000
   ----------------          Executive Officer
  (Bruce L. Downey)

BY WILLIAM T. MCKEE          Senior Vice President, Chief         August 9, 2000
   ----------------          Financial Officer & Treasurer
  (William T. McKee)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                        Title                           Date
      ---------                        -----                           ----
 BRUCE L. DOWNEY             Chairman of the Board                August 9, 2000
---------------------
(Bruce L. Downey)

 EDWIN A. COHEN              Vice Chairman of the Board           August 9, 2000
---------------------
(Edwin A. Cohen)

 PAUL M. BISARO              Director                             August 9, 2000
---------------------
(Paul  M. Bisaro)

 ROBERT J. BOLGER            Director                             August 9, 2000
---------------------
(Robert J. Bolger)

 MICHAEL F. FLORENCE         Director                             August 9, 2000
---------------------
(Michael F. Florence)

 JACOB M. KAY                Director                             August 9, 2000
---------------------
(Jacob M. Kay)

 BERNARD C. SHERMAN          Director                             August 9, 2000
---------------------
(Bernard C. Sherman)

 GEORGE P. STEPHAN           Director                             August 9, 2000
---------------------
(George P. Stephan)

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Barr Laboratories, Inc.:


We have audited the accompanying consolidated balance sheets of Barr Laboratories, Inc. and subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Barr Laboratories, Inc. and subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Parsippany, New Jersey
August 7, 2000

SCHEDULE II

BARR LABORATORIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
(IN THOUSANDS OF DOLLARS)



                                              BALANCE AT      ADDITIONS,       RECOVERY
                                             BEGINNING OF     COSTS AND        AGAINST       DEDUCTIONS,    BALANCE AT
                                                 YEAR          EXPENSE        WRITE-OFFS     WRITE-OFFS     END OF YEAR
-----------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
   Year ended June 30, 1998                    $    270       $    180          $    1        $    189       $    262
   Year ended June 30, 1999                         262            180               1              44            399
   Year ended June 30, 2000                         399            155               4             221            337

Reserve for returns and allowances:
   Year ended June 30, 1998                       1,350          5,003               -           3,877          2,476
   Year ended June 30, 1999                       2,476          7,640               -           7,845          2,271
   Year ended June 30, 2000                       2,271          9,895               -           8,363          3,803

Inventory reserves:
   Year ended June 30, 1998                       3,635          8,043               -           6,103          5,575
   Year ended June 30, 1999                       5,575          5,398               -           4,420          6,553
   Year ended June 30, 2000                       6,553          4,317               -           5,300          5,570