Form 10-Q
period 2000-09-30
BARR LABORATORIES INC
filed 2000-11-13
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2000 or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


                          Commission file number 1-9860

                            BARR LABORATORIES, INC.
             (Exact name of Registrant as specified in its charter)

                  NEW YORK                            22-1927534
                  ---------                           ----------
       (State or Other Jurisdiction of            (I.R.S. - Employer
        Incorporation or Organization)            Identification No.)


          TWO QUAKER ROAD, P. O. BOX 2900, POMONA, NEW YORK 10970-0519
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                  845-362-1100
                         (Registrant's telephone number)


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

Yes  X    No

Number of shares of common stock, par value $.01, outstanding as of September 30, 2000: 35,266,231

                             BARR LABORATORIES, INC.

                        INDEX                                           PAGE
PART  I. FINANCIAL INFORMATION
      Item 1. Financial Statements

              Consolidated Balance Sheets as of
              September 30, 2000 and June 30, 2000                         3

              Consolidated Statements of Earnings
              for the three months ended
              September 30, 2000 and 1999                                  4

              Consolidated Statements of Cash Flows
              for the three months ended
              September 30, 2000 and 1999                                  5

              Notes to Consolidated Financial
              Statements                                                6-10

      Item 2. Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations                                    11-14

      Item 3. Quantitative and Qualitative Disclosures
              About Market Risk                                           14

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings                                           15

      Item 6. Exhibits and Reports on Form 8-K                            16
SIGNATURES                                                                16

                             BARR LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            SEPTEMBER 30,    JUNE 30,
                                                                2000           2000
                                                            -------------    --------
                           ASSETS
Current assets:
   Cash and cash equivalents                                 $ 168,388      $ 155,922
   Marketable securities                                          --               96
   Accounts receivable, less allowances of $4,844
     and $4,140, respectively                                   57,664         54,669
   Other receivables                                            20,218         23,811
   Inventories                                                  94,078         79,482
   Prepaid expenses                                              5,220          1,428
                                                             ---------      ---------
     Total current assets                                      345,568        315,408
Property, plant and equipment, net of accumulated
   depreciation of and $51,196 and $50,826 respectively         95,084         95,296
Other assets                                                    15,609         13,149
                                                             ---------      ---------
     Total assets                                            $ 456,261      $ 423,853
                                                             =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $  96,109      $  94,529
   Accrued liabilities                                          14,450         11,079
   Deferred income taxes                                         1,036          1,036
   Current portion of long-term debt                             1,924          1,924
   Income taxes payable                                         10,168          3,948
                                                             ---------      ---------
     Total current liabilities                                 123,687        112,516
Long-term debt                                                  27,961         28,084
Other liabilities                                                1,071            519
Deferred income taxes                                            1,490            566
Commitments & Contingencies
Shareholders' equity:
   Preferred stock $1 par value per share;
     authorized 2,000,000; none issued
   Common stock $.01 par value per share;
     authorized 100,000,000; issued 35,443,163
     and 35,004,869, respectively                                  354            350
   Additional paid-in capital                                  105,924         99,881
   Retained earnings                                           192,259        180,034
   Accumulated other comprehensive income                        3,528          1,916
                                                             ---------      ---------
                                                               302,065        282,181
   Treasury stock at cost: 176,932 shares                          (13)           (13)
                                                             ---------      ---------
     Total shareholders' equity                                302,052        282,168
                                                             ---------      ---------
     Total liabilities and shareholders' equity              $ 456,261      $ 423,853
                                                             =========      =========



        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           2000           1999
                                                        ---------      ---------
Revenues:
   Product sales                                        $  99,680      $  92,103
   Development and other revenue                            5,162           --
   Proceeds from supply agreement                           7,000          6,750
                                                        ---------      ---------
Total revenues                                            111,842         98,853

Costs and expenses:
   Cost of sales                                           67,672         61,973
   Selling, general and administrative                     12,695         10,410
   Research and development                                11,126          9,067
                                                        ---------      ---------

Earnings from operations                                   20,349         17,403

Interest income                                             2,248          1,180
Interest expense                                              521            634
Other (expense) income                                     (2,526)           466
                                                        ---------      ---------

Earnings before income taxes                               19,550         18,415

Income tax expense                                          7,325          6,922
                                                        ---------      ---------
Net earnings                                            $  12,225      $  11,493
                                                        =========      =========
Earnings per common share                               $    0.35      $    0.34
                                                        =========      =========
Earnings per common share - assuming dilution           $    0.33      $    0.32
                                                        =========      =========
Weighted average shares                                    35,059         34,234
                                                        =========      =========
Weighted average shares - assuming dilution                37,613         35,475
                                                        =========      =========


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    2000           1999
                                                                  ----------     ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net earnings                                                    $ 12,225      $ 11,493
   Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                   2,639         2,590
      Loss (gain) on sale of assets                                      92          (493)
      (Gain) loss on sale of marketable securities                      (12)           21
      Write-off of investment                                         2,450             -

   Changes in assets and liabilities:
     (Increase) decrease in:
      Accounts receivable and other receivables, net                    598       (13,759)
      Inventories                                                   (14,596)      (38,264)
      Prepaid expenses                                               (3,792)          (18)
      Other assets                                                     (376)          (36)
     Increase (decrease) in:
      Accounts payable, accrued liabilities and
        other liabilities                                               5,231        20,231
      Income taxes payable                                            6,220         6,856
                                                                  ----------     ---------
     Net cash provided by (used in) operating activities             10,679       (11,379)
                                                                  ----------     ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                        (2,232)       (3,852)
   Proceeds from sale of property, plant and equipment                   25           150
   Purchases of marketable securities, net                           (1,922)         (249)
                                                                  ----------     ---------
     Net cash used in investing activities                           (4,129)       (3,951)
                                                                  ----------     ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Principal payments on long-term debt and capital leases             (131)         (134)
   Proceeds from exercise of stock options and employee
     stock purchases                                                  6,047           881
                                                                  ----------     ---------
     Net cash provided by financing activities                        5,916           747
                                                                  ----------     ---------

     Increase (decrease) in cash and cash equivalents                12,466       (14,583)
Cash and cash equivalents at beginning of period                    155,922        94,867
                                                                  ----------     ---------
Cash and cash equivalents at end of period                        $ 168,388       $80,284
                                                                  ==========     =========

SUPPLEMENTAL CASH FLOW DATA:
   Cash paid during the period
     Interest, net of portion capitalized                           $    55         $ 112
                                                                  ==========     =========
     Income taxes                                                   $ 1,605         $   -
                                                                  ==========     =========
   Non-cash transactions
     Write-off of equipment & leasehold improvements
       related to closed facility                                   $     -         $ 115
                                                                  ==========     =========
     Equipment under capital lease                                  $   280         $   -
                                                                  ==========     =========


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

     In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2000.


2.    CASH AND CASH EQUIVALENTS

     Cash equivalents consist of short-term, highly liquid investments, including market auction securities with interest rates that are re-set in intervals of 7 to 49 days, which are readily convertible into cash at par value, which approximates cost.

     As of September 30, 2000 and June 30, 2000, approximately $85,551 and $74,011, respectively, of the Company's cash was held in an interest bearing escrow account. Such amounts represent the portion of the Company's payable balance with AstraZeneca Pharmaceuticals LP ("AstraZeneca"), which the Company has decided to secure in connection with its cash management policy. The Company pays AstraZeneca a monthly fee based on a rate multiplied by the average unsecured monthly Tamoxifen payable balance.


3.    OTHER RECEIVABLES

     Other receivables consist primarily of supply agreement receivables and receivables related to development and other revenue (See Note 5).


4.    INVENTORIES

     Inventories consisted of the following:

                                                  September 30,    June 30,
                                                      2000           2000
                                                    -------        -------
          Raw materials and supplies                $18,010        $16,884
          Work-in-process                             5,503          5,102
          Finished goods                             70,565         57,496
                                                    -------        -------
                                                    $94,078        $79,482
                                                    =======        =======

     Tamoxifen citrate, purchased as a finished product, accounted for approximately $54,498 and $42,730 of finished goods as of September 30, 2000 and June 30, 2000, respectively.

5.    DEVELOPMENT AND OTHER REVENUE

     In March 2000, the Company entered into two drug development agreements with DuPont Pharmaceuticals Company ("DuPont"). Under the development agreements, DuPont pays the Company for development work performed on several proprietary products. The amounts received from DuPont are not dependent upon the research being successful.

     Development and other revenue for the three months ended September 30, 2000 included $4,600 related to these development agreements.


6.    OTHER (EXPENSE) INCOME

     The Company wrote-off its investment in Gynetics, Inc. in the quarter ended September 30, 2000. Other (expense) income in the consolidated financial statements includes approximately $2.5 million related to that write-off.

     The prior year included a $343 gain resulting from the receipt of 500,000 warrants from Halsey Drug Co., Inc. in exchange for rights to several pharmaceutical products.


7.    EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators used to calculate earnings per common share ("EPS") on the Consolidated Statements of Earnings:

                                                      THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                         2000      1999
                                                       -------   -------
EARNINGS PER COMMON SHARE:
Net earnings (numerator)                               $12,225   $11,493
Weighted average shares (denominator)                   35,059    34,234

Net earnings                                           $  0.35   $  0.34
                                                       =======   =======

EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
Net earnings (numerator)                               $12,225   $11,493
Weighted average shares                                 35,059    34,234
Effect of dilutive options                               2,554     1,241
                                                       -------   -------
Weighted average shares - assuming
   dilution (denominator)                               37,613    35,475

Net earnings                                           $  0.33   $  0.32
                                                       =======   =======


Share amounts in thousands

     During the three months ended September 30, 2000 and 1999, there were 1,500 and 919,000, respectively, of outstanding options and warrants that were not included in the computation of diluted EPS, because the securities' exercise prices were greater than the average market price of the common stock for the period.


8.   COMPREHENSIVE INCOME

     Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on securities classified for Statement of Financial Accounting Standards ("SFAS") No. 115 purposes as "available for sale". Total comprehensive income for the three months ended September 30, 2000 and 1999 was $13,837 and $11,692, respectively.


9.   NEW ACCOUNTING PRONOUNCEMENTS

     Derivative Instruments

     On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138 (collectively, SFAS No. 133), provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. The Company implemented SFAS No. 133 on July 1, 2000 and its adoption did not have a material impact on the Company's consolidated financial statements.

     Revenue Recognition

     In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of this bulletin is the Company's fourth fiscal quarter ending June 30, 2001. The Company is currently evaluating this bulletin and its impact on its existing accounting policies and consolidated financial statements.


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

11.  FACILITY OPTIMIZATION CHARGES

     During the quarter ended September 30, 2000, the Company recorded a $740 charge related to the ongoing rationalization of its New York and New Jersey manufacturing operations as well as a reduction of several salaried positions. The Company recorded a similar charge of $540 in the prior year. These charges are included in selling, general and administrative expenses in the Consolidated Statements of Earnings. The rationalization plan was completed by September 30, 2000.


12.  COMMITMENTS AND CONTINGENCIES

     Class Action Lawsuits

     On July 14, 2000, Louisiana Wholesale Drug Co. filed a class action complaint in the United States District Court for the Southern District of New York against Bayer Corporation, the Rugby Group and the Company. The complaint alleges that the Company and the Rugby Group agreed with Bayer Corporation not to compete with a generic version of Ciprofloxacin (Cipro(R)) pursuant to an agreement between the Company and the other defendants involving a prior patent infringement lawsuit. The plaintiff claims that this agreement violated antitrust laws. The plaintiff purports to bring claims on behalf of all direct purchasers of Cipro from 1997 to present.

     Currently there are approximately 20 similar putative class actions that have been filed in Federal District Courts in New York, Michigan, Arizona, Pennsylvania and Illinois and in five state courts. Pending consolidation of these lawsuits in a single district, the Company has not yet filed responses in any of these actions.

     In October and November 2000, private antitrust class action complaints were filed against Zeneca, Inc., AstraZeneca Pharmaceuticals LP and the Company. The complaints allege that the 1993 settlement of patent litigation between Zeneca, Inc. and the Company insulates Zeneca, Inc. and the Company from generic competition and enables Zeneca, Inc. and Barr to charge artificially inflated prices for Tamoxifen citrate.

     The Company believes that each of its agreements with Bayer Corporation and Zeneca, Inc., respectively, is a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Although it is not possible to forecast the outcome of these matters, the Company intends to vigorously defend itself. It is anticipated that these matters may take several years to be resolved but an adverse judgment could have a material adverse impact on the Company's consolidated financial statements.

     Invamed, Inc./Apothecon, Inc. Lawsuit

     In February 1998 and May 1999, Invamed, Inc., which has since been acquired by Geneva Pharmaceuticals, Inc. a division of Novartis AG ("Invamed"), and Apothecon, Inc., a division of Bristol-Meyers Squibb, Inc. ("Apothecon"), respectively, named the Company and several others as defendants in lawsuits filed in the United States District Court for the Southern District of New York, charging that the Company unlawfully blocked access to the raw material source for Warfarin Sodium. The two actions have been consolidated. The Company believes that these suits are without merit and intends to defend its position vigorously. These actions are currently in the discovery stage. It is anticipated that this matter may take several years to be resolved but an adverse judgement could have a material impact on the Company's consolidated financial statements.

     Other Litigation

     As of September 30, 2000, the Company was involved with other lawsuits incidental to its business, including patent infringement actions. Management of the Company, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have any significant adverse effect on the Company's consolidated financial statements.

     Administrative Matters

     In 1998 and 1999, the Company was contacted by the Department of Justice ("DOJ") regarding the March 1993 resolution of the Tamoxifen patent litigation. Barr continues to cooperate with the DOJ in this examination, and believes that the DOJ will ultimately determine that the settlement was appropriate and a benefit to consumers. The DOJ has not contacted the Company about this matter in over a year.

     On June 30, 1999, Barr received a civil investigative demand and a subpoena from the Federal Trade Commission ("FTC"), that, although not alleging any wrongdoing, sought documents and data relating to the January 1997 agreements resolving patent litigation involving Ciprofloxacin hydrochloride, which had been pending in the U.S. District Court for the Southern District of New York. The FTC is investigating whether the Company, through settlement and supply agreements, has engaged or are engaging in activities in violation of the antitrust laws. Barr continues to cooperate with the FTC in this investigation.

     The Company believes that the patent challenge process under the Hatch-Waxman Act represents a pro-consumer and pro-competitive alternative to bringing generic products to market more rapidly than might otherwise be possible. Barr believes that once all the facts are considered, and the benefits to consumers are assessed, that these DOJ and FTC investigations will be resolved. However, consideration of these matters could take considerable time, and while unlikely, any adverse judgement in either matter could have a material adverse effect on the Company's consolidated financial statements.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
Comparison of the Three Months Ended September 30, 2000 to the Three Months Ended September 30, 1999 - (thousands of dollars)

Total revenues increased approximately 13% as a result of increased product sales and development and other revenue.

Tamoxifen sales increased 13% from $55,270 to $62,494. The increase was due to higher prices and an expansion in the use of Tamoxifen. In October 1998, Tamoxifen was approved to reduce the incidence in breast cancer in women at high risk of developing the disease. Tamoxifen is a patent protected product manufactured for the Company by AstraZeneca. Currently, Tamoxifen only competes against AstraZeneca's product, which is sold under the brand name Nolvadex(R).

Other product sales increased 1% from $36,833 to $37,186. The increase was primarily due to sales of ViaSpan(R), which Barr began distributing on August 1, 2000.

Development and other revenue consists of amounts received from DuPont Pharmaceuticals Company ("DuPont") for various development and co-marketing agreements entered into in March 2000 (See Note 5 to the Consolidated Financial Statements).

Cost of sales increased to $67,672 or 68% of product sales from $61,973 or 67% of product sales. The increase in both dollars and percent of product sales was due mainly to increased sales of Tamoxifen and an increased percentage of Tamoxifen sales to total product sales. Tamoxifen is distributed by the Company and has lower margins than most of Barr's other products.

Selling, general and administrative expenses increased from $10,410 to $12,695. The increase was primarily due to an increase in sales and marketing expenses and legal spending. Sales and marketing expenses increased primarily due to royalty payments related to ViaSpan sales. The increase in legal spending was primarily related to an increase in spending related to on-going patent challenges, legal research and preparation related to several additional patent challenges and the Invamed, Inc./Apothecon, Inc. litigation. Selling, general and administrative expenses for the three months ended September 30, 2000 also includes a $740 charge related to the Company's on-going rationalization of its New York and New Jersey manufacturing operations, as well as a reduction of several salary positions. The Company recorded a similar charge of $540 in the prior year (See Note 11 to the Consolidated Financial Statements).

Research and development expenses increased from $9,067 to $11,126. Approximately 66% of this increase is the result of increased wage and related costs, primarily associated with increased headcount. In addition, the Company made increased payments to clinical research organizations for clinical and bio-study services associated with the Company's proprietary development activities and payments for strategic collaborations and raw material development agreements.

Interest income increased by $1,068 primarily due to an increase in the average cash and cash equivalents balance, as well as an increase in the market rates on the Company's short-term investments.

Interest expense decreased $113 primarily due to lower fees paid on the average unsecured Tamoxifen payable balance (See Note 2 to the Consolidated Financial Statements).

Other expense increased by $2,992 primarily due to the charge related to the write-off of the Company's investment in Gynetics, Inc. The prior year amount reflects the gain recognized on the warrants received from Halsey Drug Co., Inc. (See Note 6 to the Consolidated Financial Statements).

Liquidity and Capital Resources

The Company's cash and cash equivalents increased from $155,922 at June 30, 2000 to $168,388 at September 30, 2000. During the three months ended September 30, 2000, the Company increased the cash held in its interest-bearing escrow account from $74,011 at June 30, 2000 to $85,551.

Cash provided by operating activities totaled $10,679 for the three months ended September 30, 2000 as net earnings and non-cash charges such as depreciation and an investment write-off, more than offset working capital increases. The working capital increase was led by an increase in inventories, which was partially offset by increases in accounts payable and income taxes payable. The increase in inventory and accounts payable was almost entirely related to an increase in Tamoxifen inventory. The Tamoxifen increases were based on management's decision to increase its Tamoxifen purchases and was consistent with past trends. Income taxes payable increased as a result of increased taxable earnings and the timing of estimated tax payments.

During the first three months of fiscal 2001, the Company invested approximately $2.2 million in capital assets primarily related to upgrades and new equipment for its facilities. The Company believes it may invest an additional $14 to $16 million in capital assets in fiscal 2001.

Debt balances declined slightly during the quarter due to scheduled repayments on the Company's debt. Scheduled principal repayments on the Company's existing debt will be $1,552 during the quarter ending December 31, 2000. The Company did not use any funds available to it under its $20 million Revolving Credit Facility during the current quarter.

The Company is expecting to increase its research and development spending to $58 to $62 million in fiscal 2001 as well as initiate three additional patent challenges. Patent challenges can take three to six years to complete and can require an investment of $8 to $10 million.

To expand its growth opportunities, the Company has and will continue to evaluate and enter into various strategic collaborations (See Note 10 to the Consolidated Financial Statements). The timing and amount of cash required to enter into these collaborations is difficult to predict because it is dependent on several factors, many of which are outside of the Company's control. However, the Company believes, that based on arrangements in place at September 30, 2000, it could spend between $2 and $4 million over the next twelve months for these collaborations. The $2 to $4 million excludes any cash needed to fund strategic acquisitions the Company may consider in the future.

In September 2000, the Company filed a registration statement on Form S-3 to register for sale 3,500,000 shares of Barr's common stock. The registration statement is not yet effective and no offering of the common stock has commenced. Of the 3,500,000 shares being registered, 3,000,000 are being offered by Dr. Bernard Sherman, who beneficially owns approximately 42% of Barr's common shares, and 500,000 are being offered by Barr. Though the Company has registered to sell 500,000 shares, the decision to sell will be dependent upon the market price at the time the offering is to be commenced.

The Company believes that its current cash balances, cash flows from operations and borrowing capacity, including unused amounts under its existing $20 million Revolving Credit Facility, will be adequate to meet the operations described above and to take advantage of strategic opportunities as they occur. To the extent that additional capital resources are required, such capital may be raised by additional bank borrowings, equity offerings or other means.

Outlook

The following section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. The generic pharmaceutical industry is characterized by relatively short product lives and declining prices and margins as competitors launch competing products. The Company's strategy has been to develop generic products with some barrier to entry to limit competition and extend product lives and margins. The Company's expanded efforts in developing and launching proprietary products is also driven by the desire to market products that will have limited competition and longer product lives. The Company's future operating results are dependent upon several factors that impact its stated strategies. These factors include the ability to introduce new products, patient acceptance of new products and new indications of existing products, customer purchasing practices, pricing practices of new competitors and spending levels including research and development. In addition, the ability to receive sufficient quantities of raw materials to maintain its production is critical. While the Company has not experienced any interruption in sales due to lack of raw materials, the Company is continually identifying alternate raw material suppliers for many of its key products in the event that raw material shortages were to occur. The Company's operating results are expected to be significantly impacted by a favorable final decision regarding its challenge of the Prozac(R) patent. The timing and impact of the launch of Prozac in fiscal 2001 is dependent on several factors. The Company has not provided guidance on the impact of Prozac on its consolidated financial statements and therefore it has been excluded from the following outlook section.

Total revenues are expected to increase in the quarter ending December 31, 2000 and the balance of fiscal 2001 compared to fiscal 2000 driven by increasing development revenue and higher product sales. Higher product sales are expected to be driven by higher Tamoxifen sales and new product launches, including ViaSpan, which should more than offset declining prices on certain existing products. Tamoxifen revenues for the quarter ending December 31, 2000 are expected to increase in a range similar to the year over year increase seen in the quarter ended September 30, 2000. Non-tamoxifen sales in the quarter ending December 31, 2000 are expected to be consistent with the prior year period as declining prices on certain existing products should be offset primarily by ViaSpan revenues. Development revenues are anticipated to be between $4 and $6 million per quarter over the balance of the fiscal year.

Selling, general and administrative spending is impacted by several factors such as the timing and number of legal matters, including patent challenges being pursued by the Company, the level of government affairs spending and promotional and advertising activities. Barr expects that selling, general and administrative expenses will approximate $11 to $12 million in the quarter ending December 31, 2000, driven by legal costs and sales and marketing costs associated with new product launches, including ViaSpan.

Research and development costs are expected to approximate $58 to $62 million in fiscal 2001 compared to $40.5 million in fiscal 2000. The increase is due to substantial increases in both generic and proprietary product development activities. In its generic development area, the Company expects to file between 18 and 22 ANDAs in fiscal 2001 compared to 11 filed in fiscal 2000. While the number of applications filed is not the only measure of research and development activity, a higher number of filings generally requires higher raw material and clinical study costs. Research and development spending is expected to be approximately $15 to $17 million for the quarter ending December 31, 2000.

Barr expects its effective tax rate to be approximately 37.5%, which is in-line with the quarter ended September 30, 2000 and December 31, 1999.

Diluted shares outstanding are based on shares outstanding and the dilutive effect of warrants and options that are outstanding. The dilutive effect of outstanding warrants and options is based on the strike price of such warrants and options and Barr's average stock price during the quarter. Shares outstanding during the quarter could be impacted by shares issued in connection with option exercises and the additional shares contemplated in the stock offering discussed earlier. Barr expects diluted shares outstanding to be approximately 38 million for the quarter ending December 31, 2000 and the balance of the fiscal year.

Forward-Looking Statements

Except for the historical information contained herein, this Form 10-Q contains forward-looking statements, all of which are subject to risks and uncertainties. Such risks and uncertainties include: the timing and outcome of legal proceedings; the difficulty of predicting the timing of FDA approvals; the difficulty in predicting the timing and outcome of FDA decisions on patent challenges; market and customer acceptance and demand for new pharmaceutical products; ability to market proprietary products; the impact of competitive products and pricing; timing and success of product development and launch; availability of raw materials; the regulatory environment; fluctuations in operating results; and, other risks detailed from time-to-time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements can be identified by their use of words such as "expects," "plans," "will," "believes," "may," "estimates," "intends" and other words of similar meaning. Should known or unknown risks or uncertainties materialize, or should our assumptions prove inaccurate, actual results could vary materially from those anticipated.


ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in the 2000 Annual Report on Form 10-K, the Company's exposure to market risk from changes in interest rates, in general, is not material.

                             BARR LABORATORIES, INC.

                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

            Fluoxetine Hydrochloride Patent Challenge

            As disclosed in the Company's Annual Report on Form 10-K, on August 9, 2000, the U.S. Court of Appeals, Federal Circuit in Washington D.C., ruled in favor of Barr's challenge to Eli Lilly Company's ("Lilly") patent protecting Prozac. The court unanimously upheld the Company's "double-patenting" claims, finding that the invention claimed in Lilly's patent already had been the subject of a previous patent, and thus could not be patent-protected for a second time. In so ruling, the court struck down a patent that would have protected Prozac from generic competition until after December 2003. On October 6, 2000, Lilly filed a petition asking the full panel of the Court of Appeals to rehear the case. The Court of Appeals has not yet ruled on Lilly's petition, and Lilly is expected to seek review of the U.S. Supreme Court if the Court of Appeals does not reverse the present ruling.

            Flecainide Acetate Patent Challenge

            In May 2000, Barr filed an ANDA seeking approval from the FDA to market Flecainide Acetate tablets. The Company notified Minnesota Mining and Manufacturing Company ("Minnesota Mining") pursuant to the provisions of the Hatch-Waxman Act and on August 25, 2000, Minnesota Mining filed a patent infringement action in the United States District Court for the District of Minnesota, seeking to prevent Barr from marketing this product until certain U.S. patents expire. This case involves an alleged infringement by Barr of raw material patents and not a challenge to the validity of patents protecting the product. This case is currently in the discovery stage.

            Class Action Lawsuits

            On July 14, 2000, Louisiana Wholesale Drug Co. filed a class action complaint in the United States District Court for the Southern District of New York against Bayer Corporation, the Rugby Group and the Company. The complaint alleges that the Company and the Rugby Group agreed with Bayer Corporation not to compete with a generic version of Ciprofloxacin (Cipro(R)) pursuant to an agreement between the Company and the other defendants involving a prior patent infringement lawsuit. The plaintiff claims that this agreement violated antitrust laws. The plaintiff purports to bring claims on behalf of all direct purchasers of Cipro from 1997 to present.

            During the quarter ended September 30, 2000 approximately 9 similar putative class actions have been filed in Federal District Courts in New York, Michigan, Arizona, Pennsylvania and Illinois and in five state courts. Pending consolidation of these lawsuits in a single district, the Company has not yet filed responses in any of these actions.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibit Number          Exhibit
            --------------          -------
            27.0                    Financial data schedule

(b) The following report was filed by the Company on Form 8-K in the quarter ended September 30, 2000:


            Report Date             Item Reported
            -----------             -------------
            August 14, 2000         Press release announcing that the
                                    U.S. Court of Appeals, Federal
                                    Circuit in Washington D.C., ruled in
                                    favor of the Company's "double
                                    patenting" claim against the patents
                                    protecting Eli Lilly's Prozac
                                    anti-depressant.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BARR LABORATORIES, INC.



Dated: November 10, 2000            /s/ William T. McKee
                                    --------------------
                                    William T. McKee
                                    Chief Financial Officer