Form 10-Q
period 2000-12-31
BARR LABORATORIES INC
filed 2001-02-13
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2000 or


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

                                  845-362-1100
                                  -------------
                         (Registrant's telephone number)


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

Yes  X    No
   ----

Number of shares of common stock, par value $.01, outstanding as of December 31, 2000: 35,329,524

                             BARR LABORATORIES, INC.



                                   INDEX                                PAGE
PART  I.    FINANCIAL INFORMATION
--------

        Item 1.     Financial Statements

                    Consolidated Balance Sheets as of
                    December 31, 2000 and June 30, 2000                  3

                    Consolidated Statements of Earnings
                    for the three and six months ended
                    December 31, 2000 and 1999                           4

                    Consolidated Statements of Cash Flows
                    for the six months ended
                    December 31, 2000 and 1999                           5

                    Notes to Consolidated Financial
                    Statements                                        6-11
        Item 2.     Management's Discussion and

                    Analysis of Financial Condition and
                    Results of Operations                            12-17

        Item 3.     Quantitative and Qualitative Disclosures
                    About Market Risk                                   18


PART II.   OTHER INFORMATION
--------

        Item 1.     Legal Proceedings                                18-19

        Item 4.     Submission of Matters to a Vote of Security
                    Holders                                             19

        Item 6.     Exhibits and Reports on Form 8-K                    19

SIGNATURES                                                              20

                             BARR LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            DECEMBER 31,              JUNE 30,
                                                                                2000                    2000
                                                                            ------------             ----------
                               ASSETS
                               ------
Current assets:
   Cash and cash equivalents                                                   $ 195,015              $ 155,922
   Marketable securities                                                               -                     96
   Accounts receivable, less allowances of $5,003 and $4,140, respectively        65,318                 54,669
   Other receivables                                                              23,082                 23,811
   Inventories                                                                   110,564                 79,482
   Prepaid expenses                                                                4,246                  1,428
                                                                            ------------             ----------
     Total current assets                                                        398,225                315,408

Property, plant and equipment, net of accumulated depreciation of $53,371
   and $50,826, respectively                                                      96,137                 95,296
Other assets                                                                       7,999                 13,149
                                                                            ------------             ----------

     Total assets                                                              $ 502,361              $ 423,853
                                                                            ============             ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
Current liabilities:
   Accounts payable                                                            $ 129,141              $  94,529
   Accrued liabilities                                                            13,119                 11,079
   Deferred income taxes                                                           1,036                  1,036
   Current portion of long-term debt                                               1,924                  1,924
   Income taxes payable                                                           11,988                  3,948
                                                                            ------------             ----------
     Total current liabilities                                                   157,208                112,516

Long-term debt                                                                    26,408                 28,084
Other liabilities                                                                  1,377                    519
Deferred income taxes                                                                194                    566

Commitments & Contingencies

Shareholders' equity:
   Preferred stock $1 par value per share; authorized 2,000,000; none issued
   Common stock $.01 par value per share; authorized 100,000,000;
     issued 35,506,456 and 35,004,869, respectively                                  355                    350
   Additional paid-in capital                                                    106,595                 99,881
   Retained earnings                                                             208,780                180,034
   Accumulated other comprehensive income                                          1,457                  1,916
                                                                            ------------             ----------
                                                                                 317,187                282,181
   Treasury stock at cost: 176,932 shares                                            (13)                   (13)
                                                                            ------------             ----------
     Total shareholders' equity                                                  317,174                282,168
                                                                            ------------             ----------

     Total liabilities and shareholders' equity                                $ 502,361              $ 423,853
                                                                            ============             ==========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       DECEMBER 31,                    DECEMBER 31,
                                                   2000            1999           2000            1999
                                                 ----------    ------------    -----------    -----------

Revenues:
    Product sales                                $ 121,756       $ 113,987      $ 221,436      $ 206,090
    Development and other revenue                    6,480               -         11,642              -
    Proceeds from supply agreement                   7,000           6,833         14,000         13,583
                                                 ----------    ------------    -----------    -----------
Total revenues                                     135,236         120,820        247,078        219,673

Costs and expenses:
    Cost of sales                                   87,986          81,326        155,658        143,299
    Selling, general and administrative             12,367          10,387         25,062         20,797
    Research and development                        14,768           9,596         25,894         18,663
                                                 ----------    ------------    -----------    -----------

Earnings from operations                            20,115          19,511         40,464         36,914

Interest income                                      2,520             989          4,768          2,169
Interest expense                                       484             655          1,005          1,289
Other income (expense)                               4,300             (15)         1,774            451
                                                 ----------    ------------    -----------    -----------

Earnings before income taxes                        26,451          19,830         46,001         38,245

Income tax expense                                   9,930           7,436         17,255         14,358
                                                 ----------    ------------    -----------    -----------

Net earnings                                     $  16,521       $  12,394      $  28,746      $  23,887
                                                 ==========    ============    ===========    ===========


Earnings per common share                        $    0.47       $    0.36      $    0.82      $    0.70
                                                 ==========    ============    ===========    ===========

Earnings per common share - assuming dilution    $    0.44       $    0.35      $    0.76      $    0.67
                                                 ==========    ============    ===========    ===========

Weighted average shares                             35,285          34,314         35,172         34,273
                                                 ==========    ============    ===========    ===========

Weighted average shares - assuming dilution         37,755          35,409         37,684         35,440
                                                 ==========    ============    ===========    ===========


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                                           2000             1999
                                                                                                        ------------      ----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net earnings                                                                                          $   28,746        $ 23,887
   Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                                          5,355           5,226
       Loss (gain) on sale of assets                                                                             92            (482)
       (Gain) loss on sale of marketable securities                                                          (4,301)             29
       Write-off of investment                                                                                2,450               -

   Changes in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable and other receivables, net                                                        (9,920)        (23,753)
       Inventories                                                                                          (31,082)        (28,525)
       Prepaid expenses                                                                                      (2,818)           (178)
       Other assets                                                                                            (486)           (809)
     Increase (decrease) in:
       Accounts payable, accrued liabilities and other liabilities                                           36,918           4,396
       Income taxes payable                                                                                   8,040           5,459
                                                                                                        ------------      ----------
     Net cash provided by (used in) operating activities                                                     32,994         (14,750)
                                                                                                        ------------      ----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                                                (5,640)         (7,468)
   Proceeds from sale of property, plant and equipment                                                           27             162
   Proceeds from marketable securities, net                                                                   6,689             156
                                                                                                        ------------      ----------
     Net cash provided by (used in) investing activities                                                      1,076          (7,150)
                                                                                                        ------------      ----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Principal payments on long-term debt and capital leases                                                   (1,696)         (1,697)
   Proceeds from exercise of stock options and employee stock purchases                                       6,719           2,690
                                                                                                        ------------      ----------
     Net cash provided by financing activities                                                                5,023             993
                                                                                                        ------------      ----------

     Increase (decrease) in cash and cash equivalents                                                        39,093         (20,907)
Cash and cash equivalents at beginning of period                                                            155,922          94,867
                                                                                                        ------------      ----------
Cash and cash equivalents at end of period                                                               $  195,015        $ 73,960
                                                                                                        ============      ==========

SUPPLEMENTAL CASH FLOW DATA:
   Cash paid during the period:
     Interest, net of portion capitalized                                                                $    1,018        $  1,289
                                                                                                        ============      ==========
     Income taxes                                                                                        $    9,715        $  8,053
                                                                                                        ============      ==========

   Non-cash transactions:
     Write-off of equipment & leasehold improvements related to closed facility                          $        -        $    115
                                                                                                        ============      ==========
     Equipment under capital lease                                                                       $      612        $      -
                                                                                                        ============      ==========


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

      In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2000 and quarterly report on Form 10-Q for the period ended September 30, 2000.

      In connection with the Company's Registration Statement on Form S-3 filed on September 14, 2000 and amended on November 6, 2000 and December 11, 2000 the Company has received comments from the Division of Corporate Finance of the SEC related to a routine review of the registration statement. Specifically, the SEC staff has questioned the Company's decision to immediately recognize as revenue the $24.6 million payment received by Barr in January 1997 under the Settlement Agreement with Bayer that resulted from the Ciprofloxacin patent challenge. The SEC staff has also questioned the Company's decision to immediately expense the $16.4 million fair value of the fully vested and immediately exercisable warrants issued to DuPont Pharmaceuticals Company in March 2000.

      The Company and its independent auditors, Deloitte & Touche LLP, continue to believe that the accounting treatment related to these agreements is in accordance with generally accepted accounting principles and continue to work with the staff to resolve these questions. Accordingly, no provision for any adjustment that may result has been made in the Company's financial statements for the fiscal year ended June 30, 2000 and the quarters ended September 30 and December 31, 2000.


2.    CASH AND CASH EQUIVALENTS

      Cash equivalents consist of short-term, highly liquid investments, including market auction securities with interest rates that are re-set in intervals of 7 to 49 days, which are readily convertible into cash at par value, which approximates cost.

      As of December 31, 2000 and June 30, 2000, approximately $115,976 and $74,011, respectively, of the Company's cash was held in an interest bearing escrow account. Such amounts represent the portion of the Company's payable balance with AstraZeneca Pharmaceuticals LP ("AstraZeneca"), which the Company has decided to secure in connection with its cash management policy. The Company pays AstraZeneca a monthly fee based on a rate multiplied by the average unsecured monthly Tamoxifen payable balance.

3.    OTHER RECEIVABLES

      Other receivables consist primarily of supply agreement receivables and receivables related to development and other revenue (See Note 5).


4.    INVENTORIES

      Inventories consisted of the following:


                               December 31,        June 30,
                                   2000              2000
                              ----------------  ----------------
Raw materials and supplies     $       18,806    $       16,884
Work-in-process                         6,292             5,102
Finished goods                         85,466            57,496
                              ----------------  ----------------
                               $      110,564    $       79,482
                              ================  ================


      Tamoxifen citrate, purchased as a finished product, accounted for approximately $69,649 and $42,730 of finished goods as of December 31, 2000 and June 30, 2000, respectively.


5.    DEVELOPMENT AND OTHER REVENUE

      In March 2000, the Company entered into two drug development agreements with DuPont Pharmaceuticals Company ("DuPont"). Under the development agreements, DuPont pays the Company for development work performed on several proprietary products. The amounts received from DuPont are not dependent upon the research being successful.

      Development and other revenue for the three and six months ended December 31, 2000 included $6,480 and $11,080 related to these development agreements, respectively.


6.    OTHER INCOME (EXPENSE)

      The Company recorded a gain of $4,289 in the quarter ended December 31, 2000, on the sale of a portion of its investment in Galen Holdings PLC.

      In September 1998, the Company made an investment in Gynetics, Inc. ("Gynetics"), a privately owned company. The Company's investment represented approximately 7% of Gynetics' outstanding voting shares. Barr does not have the ability to exercise significant influence on Gynetics' operations and therefore, the Company accounted for this investment using the cost method of accounting.

      In the quarter ended September 30, 2000, the Company reviewed the valuation of its investment in Gynetics in light of numerous negative events that occurred in the quarter including product development delays and threatened litigation. Due to these events as well as continued operating difficulties at Gynetics that included extensive losses and negative operating cash flow, Barr concluded as of September 30, 2000, that its investment in Gynetics should be written down to $0, the current realizable value. Other income (expense) in the consolidated financial statements includes approximately $2.5 million related to this write-off.

      The prior year included a $343 gain resulting from the receipt of 500,000 warrants from Halsey Drug Company, Inc. in exchange for rights to several pharmaceutical products.


7.    EARNINGS PER SHARE

      The following is a reconciliation of the numerators and denominators used to calculate earnings per common share ("EPS") on the Consolidated Statements of Earnings:

                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      DECEMBER 31,                 DECEMBER 31,
                                                   2000          1999           2000          1999
                                               ------------  ------------   ------------  ------------
EARNINGS PER COMMON SHARE:
Net earnings (numerator)                        $   16,521    $   12,394     $   28,746    $   23,887
Weighted average shares (denominator)               35,285        34,314         35,172        34,273

  Net earnings                                  $     0.47    $     0.36     $     0.82    $     0.70
                                               ============  ============   ============  ============


EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
Net earnings (numerator)                        $   16,521    $   12,394     $   28,746    $   23,887
Weighted average shares                             35,285        34,314         35,172        34,273
Effect of dilutive options                           2,470         1,095          2,512         1,167
                                               ------------  ------------   ------------  ------------
Weighted average shares - assuming
 dilution (denominator)                             37,755        35,409         37,684        35,440

  Net earnings                                  $     0.44    $     0.35     $     0.76    $     0.67
                                               ============  ============   ============  ============

Share amounts in thousands


      During the three and six months ended December 31, 2000 and 1999, there were 900, 1,500, 1,371,000 and 1,371,000, respectively, of outstanding options and warrants that were not included in the computation of diluted EPS, because the securities' exercise prices were greater than the average market price of the common stock for the period.


8.    COMPREHENSIVE INCOME

      Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on securities classified for Statement of Financial Accounting Standards ("SFAS") No. 115 purposes as "available for sale". Total comprehensive income for the three and six months ended December 31, 2000 and 1999 was $11,769, $25,606, $12,460 and
      $24,152, respectively.

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

      Revenue Recognition

      In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of this bulletin is the Company's fourth fiscal quarter ending June 30, 2001. Based on its current accounting policies, the Company does not expect any material changes to its consolidated financial statements as a result of adopting SAB 101.


10.   STRATEGIC COLLABORATIONS

      The Company, from time to time, enters into development or supply collaborations or makes investments in third parties to support the Company's business strategies. These collaborations include, but are not limited to, agreements with suppliers for raw materials, licensing technologies for generic or proprietary products and making equity or debt investments in third parties. Financial terms may include cash payments upon execution of an agreement or upon achieving certain milestones or upon successful launch and commercialization of the developed product. Such payments are either capitalized as other assets and amortized, or expensed as research and development, depending upon the nature of the payment. Many of these arrangements include termination provisions that allow the Company to withdraw from a project if it is deemed no longer appropriate by the Company.


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

12.   COMMITMENTS AND CONTINGENCIES

      Class Action Lawsuits

      The Company has been named as a defendant in 34 putative class action complaints alleging violation of federal antitrust laws and/or state antitrust and consumer protection laws on the grounds that the 1997 Bayer-Barr settlement agreement was allegedly anti-competitive. The Company has filed responses in the state actions. All federal cases have been consolidated in the Eastern District of New York. Pending the filing of consolidated amended complaints, the Company has not yet filed responses in any of the federal actions.

      In the three months ended December 31, 2000, six private antitrust class action complaints were filed against Zeneca, Inc., AstraZeneca Pharmaceuticals LP and the Company. The complaints allege that the 1993 settlement of patent litigation between Zeneca, Inc. and the Company insulates Zeneca, Inc. and the Company from generic competition and enables Zeneca, Inc. and Barr to charge artificially inflated prices for Tamoxifen citrate.

      The Company believes that each of its agreements with Bayer Corporation and Zeneca, Inc., respectively, is a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Although it is not possible to forecast the outcome of these matters, the Company intends to vigorously defend itself. It is anticipated that these matters may take several years to be resolved but an adverse judgement could have a material adverse impact on the Company's consolidated financial statements.

      Invamed, Inc./Apothecon, Inc. Lawsuit

      In February 1998 and May 1999, Invamed, Inc., which has since been acquired by Geneva Pharmaceuticals, Inc. a subsidiary of Novartis AG, and Apothecon, Inc., a subsidiary of Bristol-Meyers Squibb, Inc., respectively, named the Company and several others as defendants in lawsuits filed in the United States District Court for the Southern District of New York, charging that the Company unlawfully blocked access to the raw material source for Warfarin Sodium. The two actions have been consolidated. The Company believes that these suits are without merit and intends to vigorously defend its position. These actions are currently in the discovery stage. It is anticipated that this matter may take several years to be resolved but an adverse judgement could have a material impact on the Company's consolidated financial statements.

      Other Litigation

      As of December 31, 2000, the Company was involved with other lawsuits incidental to its business, including patent infringement actions. Management of the Company, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have any significant adverse effect on the Company's consolidated financial statements.


      Administrative Matters

      In 1998 and 1999, the Company was contacted by the Department of Justice ("DOJ") regarding the March 1993 resolution of the Tamoxifen patent litigation. Barr continues to cooperate with the DOJ in this examination, and believes that the DOJ will ultimately determine that the settlement was appropriate and a benefit to consumers. The DOJ has not contacted the Company about this matter since June 1999.

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

      The Company believes that the patent challenge process under the Hatch-Waxman Act represents a pro-consumer and pro-competitive alternative to bringing generic products to market more rapidly than might otherwise be possible. Barr believes that once all the facts are considered, and the benefits to consumers are assessed, that these DOJ and FTC investigations will be satisfactorily resolved. However, consideration of these matters could take considerable time, and while unlikely, any adverse judgement in either matter could have a material adverse effect on the Company's consolidated financial statements.

      Fluoxetine Hydrochloride Patent Challenge

      As disclosed in the Company's previous public filings, the U.S. Court of Appeals, Federal Circuit in Washington D.C., ruled in favor of Barr's challenge to Eli Lilly Company's ("Lilly") patent protecting Prozac(R). On October 6, 2000, Lilly filed a petition asking the full panel of the Court of Appeals to rehear the case. The Court of Appeals has not yet ruled on Lilly's petition, and Lilly is expected to seek review by the U.S. Supreme Court if the Court of Appeals does not reverse the present ruling. If the litigation is successfully resolved, the Company and its partners will share in a success fee, payable to its attorneys, currently estimated to be approximately $5 million. The Company's share of the success fee is estimated to be between $2 and $2.5 million.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
Comparison of the Three Months Ended December 31, 2000 to the Three Months Ended December 31, 1999 - (thousands of dollars)

Total revenues increased approximately 12% as a result of increased product sales and development and other revenue.

Tamoxifen sales increased 10% from $75,201 to $82,667. The increase was due to higher prices and an expansion in the use of Tamoxifen. In October 1998, Tamoxifen was approved to reduce the incidence in breast cancer in women at high risk of developing the disease. Tamoxifen is a patent protected product manufactured for the Company by AstraZeneca.

Other product sales increased approximately 1% from $38,786 to $39,089. The increase was primarily due to sales of ViaSpan(R), which Barr began distributing on August 1, 2000, which more than offset price declines and higher discounts on certain existing products.

Development and other revenue consists of amounts received from DuPont Pharmaceuticals Company ("DuPont") for various development and co-marketing agreements entered into in March 2000. As the Company incurs research and other development activity costs, Barr records such expenses as research and development and invoices and records the related revenue from DuPont as development and other revenue (See Note 5 to the Consolidated Financial Statements).

Cost of sales increased to $87,986 or 72.3% of product sales from $81,326 or 71.3% of product sales. The increase in both dollars and percent of product sales was due mainly to increased sales of Tamoxifen and an increased percentage of Tamoxifen sales to total product sales. Tamoxifen is distributed by the Company and has lower margins than most of Barr's other products.

Selling, general and administrative expenses increased from $10,387 to $12,367. The increase was primarily due to an increase in sales and marketing expenses and legal spending. Sales and marketing expenses increased primarily due to royalty payments related to ViaSpan sales. The increase in legal spending was primarily related to an increase in spending related to on-going patent challenges, legal research and preparation related to several additional patent challenges and the Invamed, Inc./Apothecon, Inc. litigation.

Research and development expenses increased from $9,596 to $14,768. The increase was primarily due to the Company's increased payments to clinical research organizations for clinical and bio-study services associated with the Company's proprietary development activities, raw material purchases and raw material development agreements.

Interest income increased by $1,531 primarily due to an increase in the average cash and cash equivalents balance, as well as an increase in the market rates on the Company's short-term investments.

Interest expense decreased $171 primarily due to lower fees paid on the average unsecured Tamoxifen payable balance (See Note 2 to the Consolidated Financial Statements), as well as a decrease in the Company's debt balances.

Other income increased by $4,315 primarily due to the gain realized on the sale of a portion of the Company's investment in Galen Holdings PLC ("Galen") (See
Note 6 to the Consolidated Financial Statements).


Results of Operations:
Comparison of the Six Months Ended December 31, 2000 to the Six Months Ended December 31, 1999 - (thousands of dollars)

Total revenues increased approximately 12% as a result of increased product sales and development and other revenue.

Tamoxifen sales increased 11% from $130,471 to $145,161. The increase was due to higher prices and an expansion in the use of Tamoxifen. In October 1998, Tamoxifen was approved to reduce the incidence in breast cancer in women at high risk of developing the disease.

Other product sales increased approximately 1% from $75,619 to $76,275. The increase was primarily due to sales of ViaSpan, which Barr began distributing on August 1, 2000, which more than offset price declines and higher discounts on certain existing products.

Development and other revenue consists of amounts received from DuPont Pharmaceuticals Company ("DuPont") for various development and co-marketing agreements entered into in March 2000. As the Company incurs research and other development activity costs, Barr records such expenses as research and development and invoices and records the related revenue from DuPont as development and other revenue (See Note 5 to the Consolidated Financial Statements).

Cost of sales increased to $155,658 or 70.2% of product sales from $143,299 or 69.5% of product sales. The increase in both dollars and percent of product sales was due mainly to increased sales of Tamoxifen and an increased percentage of Tamoxifen sales to total product sales. Tamoxifen is distributed by the Company and has lower margins than most of Barr's other products.

Selling, general and administrative expenses increased from $20,797 to $25,062. The increase was primarily due to an increase in sales and marketing expenses and legal spending. Sales and marketing expenses increased primarily due to royalty payments related to ViaSpan sales. The increase in legal spending was primarily related to an increase in spending related to on-going patent challenges, legal research and preparation related to several additional patent challenges and the Invamed, Inc./Apothecon, Inc. litigation. Selling, general and administrative expenses for the six months ended December 31, 2000 also includes a $740 charge related to the Company's on-going rationalization of its New York and New Jersey manufacturing operations, as well as a reduction of several salary positions. The Company recorded a similar charge of $540 in the prior year (See Note 11 to the Consolidated Financial Statements).

Research and development expenses increased from $18,663 to $25,894. The increase was primarily due to increased payments to clinical research organizations for clinical and bio-study services associated with the Company's proprietary development activities and payments for strategic collaborations and raw material development agreements.

Interest income increased by $2,599 primarily due to an increase in the average cash and cash equivalents balance, as well as an increase in the market rates on the Company's short-term investments.

Interest expense decreased $284 primarily due to lower fees paid on the average unsecured Tamoxifen payable balance (See Note 2 to the Consolidated Financial Statements) as well as a decrease in the Company's debt balances.

Other income increased by $1,323 primarily due to the gain realized on the sale of a portion of the Company's investment in Galen, partially offset by the charge related to the write-off of the Company's investment in Gynetics, Inc. The prior year amount reflects the gain recognized on the warrants received from Halsey Drug Company, Inc. (See Note 6 to the Consolidated Financial Statements).


Liquidity and Capital Resources

The Company's cash and cash equivalents increased from $155,922 at June 30, 2000 to $195,015 at December 31, 2000. During the six months ended December 31, 2000, the Company increased the cash held in its interest-bearing escrow account from $74,011 at June 30, 2000 to $115,976 (See Note 2 to the Consolidated Financial Statements).

Cash provided by operating activities totaled $32,994 for the six months ended December 31, 2000 driven by net earnings of $28.7 million and non-cash charges such as depreciation and an investment write-off, as well as a slight decrease in working capital. The working capital decrease was led by increases in accounts payable and income taxes payable partially offset by an increase in inventories and accounts receivable. The increase in inventory and accounts payable was almost entirely related to an increase in Tamoxifen inventory. The Tamoxifen increases were based on management's decision to increase its Tamoxifen purchases and was consistent with past trends. Accounts receivable at December 31, 2000 were $65,318 or $10,649 higher than those at June 30, 2000 primarily attributable to increased product sales in the three months ended December 31, 2000 versus the three months ended June 30, 2000. Income taxes payable increased as a result of increased taxable earnings and the timing of estimated tax payments.

Approximately $7 million of the Company's quarterly cash flow from operations relates to payments from its contingent supply agreement with Bayer Corporation ("Bayer") related to its 1997 Cipro(R) patent challenge. Under that agreement, Bayer has, at its option, the right to allow Barr and its partner (collectively
Barr) to purchase Cipro at a predetermined discount or to provide Barr quarterly cash payments. This contingent supply agreement expires in December 2003. If Bayer does not elect to supply Barr with product, Barr would receive approximately $28 to $31 million per year. However, there is no guarantee that Bayer will continue to make such payments. If Bayer elected to supply product to Barr for resale, the earnings and related cash flows, if any, Barr could earn from the sale of Cipro would be entirely dependent upon market conditions.

During the first six months of fiscal 2001, the Company invested approximately $5.6 million in capital assets primarily related to upgrades and new equipment for its facilities. The Company believes it may invest an additional $10 to $12 million in capital assets in fiscal 2001 primarily on manufacturing equipment for the Company's Virginia facility. The Company currently leases approximately 48,000 square feet of office space for its selling and administration functions, which expires May 2003. Barr is currently evaluating an expansion of its Pomona facility to accommodate these functions as well as additional expansion of its research and development facilities. The cost of this expansion could be between $15 and $20 million. In addition, the Company realized approximately $8.7 million in proceeds on the sale of a portion of its investment in Galen. The Company expects to sell additional shares of its holdings in the quarter ending March 31, 2001 and realize proceeds of approximately $3 million. The Company also expects to exercise the remaining warrants in Galen for approximately $1 million.

Debt balances declined slightly during the quarter due to scheduled repayments on the Company's debt. Scheduled principal repayments on the Company's existing debt will be $124 during the quarter ending March 31, 2001. The Company did not use any funds available to it under its $20 million Revolving Credit Facility during the current quarter.

The Company previously stated its expectation that it would increase its research and development spending to $58 to $62 million in fiscal 2001. That total represents a 40% to 50% increase over the prior year's total. This increase is expected to be driven by higher spending on generic and proprietary development projects, as well as additional patent challenges. The Company expects to file 18 to 22 generic product ANDAs during fiscal 2001 and has filed seven through December 31, 2000.

A portion of the increased spending on proprietary product development is being reimbursed by DuPont Pharmaceuticals Company in accordance with two development agreements entered into in March 2000. During the quarter ended December 31, 2000, the Company earned approximately $6 million under the terms of the two agreements. Payments of $2 million per quarter over the past four quarters, related to one of the agreements which ended on December 31, 2000. The Company will receive a $1 million bonus payment if it receives approval on a product pending at the FDA prior to March 31, 2000. Payments under the second development agreement are reimbursements of Barr's spending on two of its proprietary products. This agreement provides for reimbursement of up to $4 to $5 million per quarter through December 2003.

To expand its growth opportunities, the Company has and will continue to evaluate and enter into various strategic collaborations (See Note 10 to the Consolidated Financial Statements). The timing and amount of cash required to enter into these collaborations is difficult to predict because it is dependent on several factors, many of which are outside of the Company's control. However, the Company believes, that based on arrangements in place at December 31, 2000, it could spend between $2 and $4 million over the next twelve months for these collaborations. The $2 to $4 million excludes any cash needed to fund strategic acquisitions the Company may consider in the future.

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

Outlook

The following section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. The generic pharmaceutical industry is characterized by relatively short product lives and declining prices and margins as competitors launch competing products. The Company's strategy has been to develop generic products with some barrier to entry to limit competition and extend product lives and margins. The Company's expanded efforts in developing and launching proprietary products is also driven by the desire to market products that will have limited competition and longer product lives. The Company's future operating results are dependent upon several factors that impact its stated strategies. These factors include the ability to introduce new products, patient acceptance of new products and new indications of existing products, customer purchasing practices, pricing practices of competitors, spending levels including research and development and patent activities. In addition, the ability to receive sufficient quantities of raw materials to maintain its production is critical. While the Company has not experienced any interruption in sales due to lack of raw materials, the Company is continually identifying alternate raw material suppliers for many of its key products in the event that raw material shortages were to occur. The Company's operating results are expected to be significantly impacted by a favorable final decision regarding its challenge of the Prozac(R) patent. The timing and impact of the launch of Prozac in fiscal 2001 is dependent on several factors. The Company has not provided guidance on the impact of Prozac on its consolidated financial statements and therefore it has been excluded from the following outlook section.

Total revenues are expected to increase in the quarter ending March 31, 2001 compared to the same quarter of fiscal 2000 due primarily to higher product sales. Higher product sales are expected to result from higher Tamoxifen sales and new product launches, including ViaSpan, which should more than offset declining prices on certain existing products. Tamoxifen revenues for the quarter ending March 31, 2001 are expected to increase in a range similar to the year-over-year increase seen in the first half of fiscal 2001. Non-Tamoxifen sales in the quarter ending March 31, 2001 are expected to increase from the prior year period as new product introductions and ViaSpan revenues should more than offset declining prices on certain existing products. Development revenues in the third quarter are dependent on the Company's spending on products covered by the proprietary development agreement with DuPont including Seasonale(TM) and CyPat(TM) and are expected to be approximately $3 to $5 million including a $1 million bonus payment the Company is entitled to if it receives approval on a product pending at the FDA prior to March 31, 2001.

Selling, general and administrative spending is impacted by several factors such as the timing and number of legal matters, including patent challenges being pursued by the Company, the level of government affairs spending and promotional and advertising activities. Barr expects that selling, general and administrative expenses will approximate $13.5 million in the quarter ending March 31, 2001, driven by legal costs and sales and marketing costs associated with new product launches, including ViaSpan.

Research and development costs are expected to approximate $58 to $62 million in fiscal 2001 compared to $40.5 million in fiscal 2000. The increase is due to substantial increases in both generic and proprietary product development activities. In its generic development area, the Company expects to file between 18 and 22 ANDAs in fiscal 2001 compared to 11 filed in fiscal 2000. While the number of applications filed is not the only measure of research and development activity, a higher number of filings generally requires higher raw material and clinical study costs. Research and development spending is expected to be approximately $15 to $17 million for the quarter ending March 31, 2001.

Barr expects its effective tax rate to be approximately 37.5%, which is in line with the quarter ended September 30, 2000 and December 31, 2000.

Diluted shares outstanding are based on shares outstanding and the dilutive effect of warrants and options that are outstanding. The dilutive effect of outstanding warrants and options is based on the strike price of such warrants and options and Barr's average stock price during the quarter. Shares outstanding during the quarter could be impacted by shares issued in connection with option exercises and the additional shares contemplated in the stock offering discussed earlier. Barr expects diluted shares outstanding to be approximately 38 million for the quarter ending March 31, 2001 and the balance of the fiscal year.

In connection with the Company's Registration Statement on Form S-3 filed on September 14, 2000 and amended on November 6, 2000 and December 11, 2000 the Company has received comments from the Division of Corporate Finance of the SEC related to a routine review of the registration statement. Specifically, the SEC staff has questioned the Company's decision to immediately recognize as revenue the $24.6 million payment received by Barr in January 1997 under the Settlement Agreement with Bayer that resulted from the Ciprofloxacin patent challenge. The SEC staff has also questioned the Company's decision to immediately expense the $16.4 million fair value of the fully vested and immediately exercisable warrants issued to DuPont Pharmaceuticals Company in March 2000.

The Company and its independent auditors, Deloitte & Touche LLP, continue to believe that the accounting treatment related to these agreements is in accordance with generally accepted accounting principles and continue to work with the staff to resolve these questions.

If the Company were to amend its filing to revise its accounting for the initial payment under the Settlement Agreement to amortize it over the life of the related Supply Agreement which terminates in 2003, the expected effect would be to reduce reported pre-tax earnings in fiscal 1997 by approximately $23 million and to increase pre-tax earnings in fiscal years 1998-2003 by approximately $3.5 million per year. If the Company were to amend its filing to revise its accounting for the DuPont warrants, it would recognize the $16.4 million fair value over time beginning at the date of issuance. The magnitude of the impact, if any, on net earnings of future periods depends on the resolution of these issues with the SEC. If either or both revisions were made, there would be no impact on Barr's financial condition, cash position or liquidity, however, the ultimate outcome on the Company's reported or forecasted earnings and related disclosures cannot be determined. Accordingly, no provision for any adjustment that may result has been made in the Company's financial statements for the fiscal year ended June 30, 2000 and the quarters ended September 30 and December 31, 2000.

Forward-Looking Statements

Except for the historical information contained herein, this Form 10-Q contains forward-looking statements, all of which are subject to risks and uncertainties. Such risks and uncertainties include: the timing and outcome of legal proceedings; the difficulty of predicting the timing of FDA approvals; the difficulty in predicting the timing and outcome of FDA decisions on patent challenges; the timing and outcome of discussions with the SEC; market and customer acceptance and demand for new pharmaceutical products; ability to market proprietary products; the impact of competitive products and pricing; timing and success of product development and launch; availability of raw materials; the regulatory environment; fluctuations in operating results; and, other risks detailed from time-to-time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements can be identified by their use of words such as "expects," "plans," "will," "believes," "may," "estimates," "intends" and other words of similar meaning. Should known or unknown risks or uncertainties materialize, or should our assumptions prove inaccurate, actual results could vary materially from those anticipated.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in the 2000 Annual Report on Form 10-K, the Company's exposure to market risk from changes in interest rates, in general, is not material.


PART II. OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

               Class Action Lawsuits

               Ciprofloxacin (Cipro) Class Action Suits

               The Company has been named as a defendant in several actions related to its settlement of the Cipro patent challenge. The following complaints represent indirect purchaser class-action complaints alleging violation of federal antitrust laws and/or state antitrust and consumer protection laws on the grounds that the 1997 Bayer-Barr settlement agreement was allegedly anti-competitive. Plaintiffs seek to recover overcharges paid as a result of the allegedly anti-competitive activities and, where appropriate, treble damages. The following plaintiffs have filed, on the dates indicated, class-action complaints against Bayer and Barr in state court: Patricia Nelson et al filed in Minn. District Ct. (11/15/00); Maurice Stewart et al filed in the District of Columbia Superior Ct. (12/18/00). The following actions have been removed to or have been filed in U.S. District
               Courts: Mark Aston (C.D. Cal. 10/10/00); Donna Franck et al (M.D. Fla. 10/13/00); John Coleman (S.D. Cal. 10/16/00); David Green (E.D.N.Y. 10/16/00); Adele Brody (S.D.N.Y. 10/18/00); Ellen
               Relles et al (C.D. Cal. 10/24/00); Greg Amluxen (E.D. Penn. 10/24/00); Rebecca Sandhaus (D. Kan. 10/26/00); Charles McKenzie (D. Arizona 10/27/00); For Love & Money Inc. d/b/a RX Jennifers Pharmacy (S.D. Ill. 10/27/00); Shosana Samole (N.D. Cal. 10/31/00); Barbara Meyers (E.D. Wis. 11/6/00); Barry Garber (N.D. Cal. 11/7/00); John Irons (C.D. Cal. 11/10/00); Caroline M. Loesch et al (S.D. Fla. 11/13/00); Peggy Lee (N.D. Cal. 11/14/00); Mary Ann Scott (N.D. Cal. 11/22/00); Kimberly McCullar (N.D. Cal. 12/12/00); Madeline Eisenhauer et al (E.D.N.Y. 12/15/00).

               The following complaints represent direct purchaser class action complaints alleging violation of federal antitrust laws on the grounds that the 1997 Bayer-Barr settlement agreement was allegedly anti-competitive. Plaintiffs seek to recover overcharges paid as a result of the allegedly anti-competitive activities and, where appropriate, treble damages. The following plaintiffs have filed class-action complaints against Bayer and Barr, which have been removed to or filed in U.S. District Court:
               CVS Meridian, Inc. et al (S.D.N.Y. 10/18/00); Arthur's Drug Store, Inc. (S.D.N.Y. 12/4/00).


               Tamoxifen Citrate Class Action Suits

               The following complaints represent putative consumer class action complaints, brought under federal and nineteen state anti-trust statutes, arising out of Zeneca's and Barr's 1993 settlement of a patent infringement action. The complaints allege that the 1993 settlement insulates Zeneca and the Company from generic competition and enables Zeneca and Barr to charge artificially inflated prices for Tamoxifen citrate. Plaintiffs seek to recover both Barr's and Zeneca's profits and treble damages for the alleged anti-trust violations. The following are the plaintiffs that have filed actions in state court: Koonan filed in Calif. State Ct. (12/8/00). The following are plaintiffs that have filed in U. S. District Court: Joblove (E.D.N.Y. 10/6/00); Knee (E.D.N.Y. 11/8/00); Bennish (E.D. Mich. 11/9/00).

               The following complaints represent putative third-party payor class action complaints, brought under federal and nineteen state anti-trust statutes, arising out of Zeneca's and Barr's 1993 settlement of a patent infringement action. The complaints allege that the 1993 settlement insulates Zeneca and the Company from generic competition and enables Zeneca and Barr to charge artificially inflated prices for Tamoxifen citrate. Plaintiffs seek to recover both Barr's and Zeneca's profits and treble damages for the alleged anti-trust violations. The following are plaintiffs that have filed in U. S. District Court: Allied Services Division Welfare Fund (E.D.N.Y. 11/1/00); DeJesus as Trustee for Local 485 Health & Welfare Fund (E.D.N.Y. 12/13/00).


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Barr Laboratories, Inc. was held on October 26, 2000, at the Plaza Hotel in New York City. Of the 35,169,337 shares entitled to vote, 29,929,744 shares were represented at the meeting by proxy or present in person. The meeting was held for the following purposes:

     1. To elect a Board of Directors. All eight nominees were elected based on the following votes cast:

                      FOR                          SHARES
               Paul M. Bisaro                      29,692,175
               Robert J. Bolger                    29,685,170
               Edwin A. Cohen                      29,690,766
               Bruce L. Downey                     29,691,940
               Michael F. Florence                 29,811,328
               Jacob M. Kay                        29,813,518
               Bernard C. Sherman                  29,690,388
               George P. Stephan                   29,812,712

     2. To consider approval of an amendment to the Company's 1993 Stock Incentive Plan. The number of votes cast for, against and abstained were 26,524,868, 3,360,841 and 44,035, respectively.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibit Number        Exhibit
               --------------        -------

                    27.0             Financial data schedule

 (b) There were no reports filed on Form 8-K in the quarter ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BARR LABORATORIES, INC.



Dated: February 12, 2001                    /s/ William T. McKee
                                            --------------------
                                            William T. McKee
                                            Chief Financial Officer