Form 10-K405/A
period 2000-06-30
BARR LABORATORIES INC
filed 2001-05-15
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                          Commission file number 1-9860

                            BARR LABORATORIES, INC.
             (Exact name of Registrant as specified in its charter)

          NEW YORK                                         22-1927534
          ---------                                    -------------------
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

 Securities registered pursuant to Section 12(b)        Name of each exchange on
                   of the Act:                             which registered:
               Title of each class
          Common Stock, Par Value $0.01                 New York Stock Exchange

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

Yes   X      No
    -----       -----

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

Number of shares of Common Stock, Par Value $.01, outstanding as of June 30, 2000: 34,827,937

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S 2000 ANNUAL REPORT TO SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN PART II AND PART IV HEREOF. PORTIONS OF THE REGISTRANT'S 2000 PROXY STATEMENT ARE INCORPORATED BY REFERENCE IN PART III HEREOF.
AMENDING ITEMS 1, 2, 3, 6, 7, 8 AND 14.

                                     PART I

ITEM 1. BUSINESS

SAFE HARBOR STATEMENT

To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include: the timing and outcome of legal proceedings; the difficulty of predicting the timing of U.S. Food and Drug Administration, or FDA, approvals; the difficulty in predicting the timing and outcome of court decisions on patent challenges; the court and FDA's decisions on exclusivity periods; market and customer acceptance and demand for new pharmaceutical products; ability to market proprietary products; the impact of competitive products and pricing; timing and success of product development and launch; availability of raw materials; the regulatory environment; fluctuations in operating results; and, other risks detailed from time-to-time in the Company's filings with the Securities and Exchange Commission, or SEC.

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


OVERVIEW

We are a specialty pharmaceutical company engaged in the development, manufacture and marketing of generic and proprietary prescription pharmaceuticals. We currently market approximately 80 pharmaceutical products, representing various dosage strengths and product forms of approximately 30 chemical entities. Our product line focuses principally on the development and marketing of generic and proprietary products in the oncology and female healthcare categories, including hormone replacement and oral contraceptives.

BUSINESS STRATEGY

We focus our resources on three core strategies:

Developing and Marketing Selected Generic Pharmaceuticals. We develop and market the generic equivalent of brand pharmaceuticals that are off-patent but that have one or more barriers to entry. The characteristics of the products that we pursue may include:

     -    the need for specialized manufacturing capabilities;

     -    difficulty in raw material sourcing;

     -    complex formulation or development characteristics;

     -    regulatory or legal challenges; or

     -    sales and marketing challenges.

We believe products with such barriers will face limited competition and therefore should produce higher profits for a longer period of time than products that have no barriers, which many companies can develop.

Developing and Introducing Proprietary Pharmaceuticals. We are also developing proprietary pharmaceuticals that may have some period of exclusivity. Although the time and cost to develop proprietary pharmaceuticals is usually much higher than generic products, we believe that such products will produce higher and more consistent profitability than the typical generic product. To share the costs of these proprietary products and therefore increase the number we work on, we often seek strategic partners to assist in the funding, development and marketing of these products.

Challenging Patents Protecting Certain Brand Pharmaceuticals. We also develop generic equivalents of branded pharmaceuticals protected by patents that we believe are either invalid, unenforceable or not infringed by our products. This strategy is an extension of our first strategy because the patents we are challenging present barriers to entry to companies that do not have the legal and financial capabilities to assess and challenge such patents. We believe that the successful development of pharmaceuticals that were perceived by competitors to be patent protected may allow our products, if approved, to earn higher profits for a longer period of time.

GENERIC PHARMACEUTICALS

Our generic product line includes approximately 80 pharmaceutical products representing various dosage strengths and product forms of approximately 30 chemical entities. Our products are manufactured in tablet, capsule and powder form.

Key Generic Products

The following are descriptions of the products that contribute significantly to our sales and gross profit. All sales and product data is derived from industry sources. The market share information below concerning the number of units of a product dispensed does not correlate to a like percentage of industry sales due to the lower selling prices for generic products as compared to branded products.

Tamoxifen. Tamoxifen is the generic name for AstraZeneca's Nolvadex, which is used to treat advanced breast cancer, impede the recurrence of tumors following surgery, and reduce the incidence of breast cancer in women at high risk for developing the disease. Total U.S. brand and generic sales were approximately $354 million for the twelve months ended June 30, 2000. Statistics indicate that one in eight women will get breast cancer during her lifetime, and each year, more than 180,000 new cases of breast cancer are diagnosed.

Tamoxifen accounted for approximately 68%, 66% and 68% of our product sales during fiscal 2000, 1999 and 1998, respectively. Approximately 80% of the total prescriptions written for Tamoxifen in the United States were filled with our product during the twelve months ended June 30, 2000. Currently, we are the only distributor of Tamoxifen in the United States other than its innovator, AstraZeneca, whose product is sold under a brand name. We distribute Tamoxifen under an agreement with AstraZeneca, and therefore our gross margins for Tamoxifen are substantially lower than our gross margins for our manufactured products. For the twelve months ended June 30, 2000, Tamoxifen was prescribed approximately 4.3 million times, representing a 9.0% increase from the prior twelve-month period.

In 1993, as a result of a settlement of a patent challenge against AstraZeneca, we entered into a non-exclusive supply and distribution agreement. Under the terms of the Tamoxifen agreement, we purchase Tamoxifen directly from AstraZeneca. Although we currently are the only non-exclusive distributor, the Tamoxifen agreement provides that should an additional distributor or distributors be selected by AstraZeneca, we will be granted terms no less favorable than those granted to any subsequent distributor.

We have a tentatively approved ANDA to manufacture the 10 mg tablet of Tamoxifen and are awaiting approval of our 20 mg tablet application. After the patent expires in August 2002, we expect that we will either continue to sell Tamoxifen as a distributed product or as our own manufactured product. Our cost to manufacture Tamoxifen should be lower than our cost to purchase it and, as a result, we believe our profit margins on Tamoxifen will improve once we begin to sell our manufactured product. We expect that additional competitors will enter the market upon patent expiry or six months later if AstraZeneca obtains a pediatric extension. Whenever this occurs, we believe that while our revenues and market share will be negatively affected, our gross margins on the sales of Tamoxifen will exceed those we currently earn as a distributor.

Warfarin Sodium. Warfarin Sodium is the generic equivalent of DuPont Pharmaceutical's Coumadin, an anticoagulant that is given to patients with heart disease and/or high risk of stroke. We launched Warfarin Sodium in July 1997 and are one of three generic suppliers of the product. Total U.S. generic and brand sales of Warfarin Sodium were approximately $500 million for the twelve months ended June 30, 2000. Since launch in July 1997, nearly 11.2 million prescriptions for our generic product have been dispensed. At the end of fiscal 2000, our generic product had captured approximately 27% of all prescriptions written for the product. Warfarin Sodium accounted for approximately 14%, 15% and 11% of our product sales during fiscal 2000, 1999 and 1998, respectively.

Generic Product Research and Development

As of September 2000, we were developing approximately 60 pharmaceutical products, including 18 new generic product ANDAs pending approval at the FDA for products which had total U.S. brand and generic sales of approximately $2.8 billion for the twelve months ended June 30, 2000. Thirteen of the 18 generic product ANDAs pending are for products where there are currently no generic equivalents approved for sale. These 13 products represent approximately $2.5 billion of the $2.8 billion. Four of the 18 generic product ANDAs pending approval contain Paragraph IV Certifications. These 4 products represent total U.S. brand sales of approximately $680 million for the twelve months ended June 30, 2000.

During the remainder of the fiscal year ending June 30, 2001, we anticipate filing another 13 to 16 generic product ANDAs for products which had total U.S. brand and generic sales of approximately $2.4 billion for the twelve months ended June 30, 2000. Thirteen of these products currently have no generic equivalents approved for sale. These 13 products represent total U.S. brand sales of $2.2 billion. In addition, three of these 13 products will be filed with a Paragraph IV Certification. As discussed elsewhere in this 10-K, we believe this status may entitle us to as much as 180 days of generic marketing exclusivity on each of these products. These three products had total U.S. brand sales of approximately $900 million for the twelve months ended June 30, 2000.

Generic Product Sales And Marketing

We market our generic products to customers in the United States and Puerto Rico through an integrated sales and marketing force that includes a five person national sales force. The activities of the sales force are supplemented by two customer service representatives who inform our customers of new products, process orders and advise on order status and current pricing. All marketing activities are developed, implemented and coordinated by a product marketing group consisting of four employees.

Our generic product customer base includes drug store chains, food chains, mass merchandisers, wholesalers, distributors, managed care organizations, mail order accounts, government/military and repackagers. Our products are primarily sold under the Barr label.

We sell our generic products primarily to approximately 140 direct purchasing customers and approximately 105 indirect customers that purchase our products from wholesalers. In fiscal 2000, 1999 and 1998, McKesson Drug Company, the nation's largest pharmaceutical wholesaler, accounted for approximately 16%, 14% and 12%, respectively, of product sales. No other customer accounted for greater than 10% of product sales in any of the last three fiscal years.

During the past three years the number of companies we sell to has declined due to industry consolidation. In addition, a number of customers have instituted buying programs that limit the number of generic suppliers they buy from. Having fewer customers and changes in customer buying patterns have increased competition among generic drug marketers. Adding to these market pressures, managed care organizations have in some cases limited the number of authorized vendors. In addition, mail-order prescription services, which typically purchase product from a limited number of suppliers, have continued to grow. While we believe that we have excellent relationships with our key customers, a continuation or expansion of the changes described above could negatively impact our business.

PROPRIETARY PHARMACEUTICALS

Our proprietary product development activities are not focused on discovering new molecules. We pursue candidates in three primary categories:

     - existing chemical compounds where the development of new forms (liquid vs. tablets or different dosages) offer therapeutic or marketing advantages;

     - new chemical entities in selected therapeutic categories, including some that are marketed in other countries but not currently sold in the United States; and

     -    patent protected proprietary products in late stages of development.

Pursuing products in these categories allows us to focus on products that should take less time and cost to gain approval than if we pursued new molecules. Our strategy focuses on products that we expect will have some period of market exclusivity and generate higher gross margins and maintain profitability longer than most generic products. In addition, we seek to license or acquire patented products.

Currently Marketed Product

ViaSpan(R). In August 2000, we began to market ViaSpan. ViaSpan is a solution used for hypothermic flushing and storage of organs including kidney, liver and pancreas at the time of their removal from the donor in preparation for storage, transportation and eventual transplantation into a recipient. We acquired the marketing rights to ViaSpan in the United States and Canada from DuPont Pharmaceuticals Company through December 2007 as part of a co-development and marketing alliance. Under that agreement, we purchase finished product, sell it under a Barr label, and pay a royalty to DuPont. We now exclusively market the product in both the United States and Canada. Since ViaSpan is sold to a relatively small number of customers, the costs and risks assumed by us to market ViaSpan are not substantially different from the costs and risks assumed by us to market any of our other products. Total sales of ViaSpan in the United States and Canada for the twelve months ended June 30, 2000 were approximately $14 million. ViaSpan is patent protected through December 2007.

Proprietary Products under Development

We have a number of other proprietary pharmaceutical products under development including the six listed in the following chart. These six products are expected to compete in therapeutic categories, such as oncology and oral contraception, which have total U.S. annual sales of over $2.5 billion.

                              PROPRIETARY PIPELINE


               PRODUCT                CATEGORY          DOSAGES
               -------                --------          -------
               BRL1                    Oncology            2
                                                           2

               BRL2                    Oncology            1
                                                           1

               BRL3                    Oncology            1

               CyPat(TM)               Oncology            1

               SEASONALE(TM)      Oral Contraceptive       2

               Japanese               Anti-Viral           1
               Encephalitis
               Vaccine



Selected Proprietary Products

CyPat(TM). Cyproterone Acetate, which we intend to market in the United States under the name CyPat, is a steroid that blocks the action of testosterone. Cyproterone Acetate is not currently approved for marketing in the United States. Internationally, Cyproterone Acetate is mainly used in the management of prostate cancer, both as a single agent and in combination with other products. In addition, it is used as a component of oral contraceptives and in the treatment of acne, seborrhea, hirsutism in women, precocious puberty in children, and hypersexuality/deviant behavior in men. Currently, Cyproterone Acetate is approved for use in over 80 countries throughout Europe, Asia, South America, Australia, Japan and Canada.

In July 1999, we submitted an Investigational New Drug, or IND, application with the FDA for CyPat for the treatment of vasomotor symptoms associated with prostate cancer therapies and its effects on the patients' quality of life. We are developing CyPat to relieve the distressing hot flashes that typically accompany surgical or chemical castration that is often used in the treatment of prostate cancer. Of the more than 2.4 million patients in the United States who have been diagnosed with prostate cancer, CyPat may prove suitable for treating approximately 100,000 patients.

Among the most common symptoms associated with prostate cancer treatments such as surgical or chemical castration are hot flashes and night sweats. Approximately 3 out of 4 patients experience hot flashes and night sweats. Patients report that hot flashes begin 1 to 12 months after treatment and can last for up to 3 years or, in some cases, the rest of their lives. Patients describe hot flashes as a sensation of warmth that spreads from the face, chest and back and then to the rest of the body. Sweating, a higher pulse rate, and feelings of anxiety, irritability, and queasiness usually go together with hot flashes and night sweats. Hot flashes and night sweats affect the patients' psychological equilibrium and adversely affect their quality of life.

We have initiated a Phase III, randomized, multicenter, placebo-controlled, double blind clinical trial to study the efficacy and safety of CyPat for the treatment of hot flashes following surgical or chemical castration in prostate cancer patients. The clinical studies are expected to include several hundred patients at approximately 50 sites across the country. We have enrolled approximately 150 patients to date. We are working to complete enrollment of our Phase III clinical trial by December 2001. Pending FDA approval, CyPat could reach consumers as early as the second half of calendar 2003.

SEASONALE(TM). SEASONALE is a patent protected oral contraceptive regimen which we are developing through an agreement with the Medical College of Hampton Roads, Eastern Virginia Medical School. Under the proposed SEASONALE regimen, women would take the product for up to 84 consecutive days, and then would have a seven-day pill-free interval. By contrast, the majority of oral contraceptive products currently available in the United States are based on a regimen of 21 treatment days and then seven pill-free days. The proposed SEASONALE regimen is expected to result in only 4 menstrual cycles per year, or one per "season". This type of oral contraceptive regimen is preferable to many women whose lifestyle dictates the convenience of fewer menstrual cycles per year. In addition, SEASONALE is expected to reduce anemias and iron deficiencies that are exacerbated by menstrual blood loss. Like all oral contraceptives, we will seek SEASONALE approval for the indication of prevention of pregnancy.

Oral contraceptives are the most common method of reversible birth control, used by up to 65% of women in the United States at some time during their reproductive years. The oral contraceptives have a very long history with widespread use attributed to many factors including efficacy in preventing pregnancy, safety and simplicity in initiation and discontinuation, medical benefits and relatively low incidence of side effects.

One Phase III clinical study is underway. The Phase III study is a prospective, parallel, multicenter, open-label, randomized study evaluating the use of two dose levels of SEASONALE in a 91-day cycle administered for approximately 12 months and two dose levels of conventional oral contraceptive therapy administered for approximately 12 months. We expect to complete our Phase III clinical trial by December 2001. Pending FDA approval, SEASONALE could reach consumers as early as the second half of calendar 2003. The SEASONALE regimen is patent protected through 2017.

Barr/DuPont Pharmaceuticals Co-Development and Marketing Alliance

In March 2000, we announced four agreements with the DuPont Pharmaceuticals Company that resolved a legal dispute between our two companies. The first agreement with DuPont provides up to $45 million to support the ongoing development of three proprietary products: the CyPat prostate cancer therapy; the SEASONALE oral contraceptive; and a third product which we have identified but not yet disclosed. We will be responsible for marketing these three products, although DuPont may elect to play a role in product co- promotion, and DuPont may receive royalties based on product sales. Under terms of the second agreement, DuPont assumes sales and marketing responsibility for a proprietary product that we developed internally. This product is expected to be launched during the second half of fiscal 2001. The third agreement transferred the responsibility of marketing DuPont's ViaSpan organ transplant preservation agent to us. Under the fourth agreement, we granted DuPont warrants to purchase 1.5 million shares of our common stock: 750,000 shares at $31.33 per share and 750,000 shares at $38.00 per share. The warrants expire in March 2004 and are exercisable at any time by DuPont.

Proprietary Product Sales And Marketing

We are evaluating various strategies for selling and marketing our proprietary pharmaceuticals. These strategies include any combination of the following:

     - licensing our proprietary products to other pharmaceutical companies with sales organizations sufficient to support our products,

     - entering into co-promotion or contract sales arrangements with respect to the products,

     - establishing our own sales organization and related infrastructure, and/or

     -    acquiring a company with an existing sales force.

If we license our products or enter into co-promotional or contract sales arrangements, we would not incur the significant upfront expenses associated with building a sales organization. However, without our own sales force, we would retain a lower portion of the profits from the sales of the products.

PATENT CHALLENGES

We actively challenge the patents protecting branded pharmaceutical products where we believe such patents are invalid, unenforceable or not infringed by our products. Our activities in this area, including sourcing raw materials and developing equivalent formulations, are designed to obtain FDA approval for our product. Our legal activities, performed by outside counsel, are designed to eliminate the barrier to market entry created by the patent. Our patent challenges may also result in settlements. We have settled two cases and will continue to evaluate settlements that we believe are reasonable, lawful, and in our shareholders' best interests. Under the Hatch-Waxman Act, the developer of a bioequivalent drug which is the first to have its ANDA accepted for filing by the FDA, and whose filing includes a certification that the patent is invalid, unenforceable or not infringed, a so-called "paragraph IV certification", may be eligible to receive a 180-day period of generic market exclusivity. This period of market exclusivity may provide the patent challenger with the opportunity to earn a return on the risks taken and its legal and development costs and to build its market share.

Because of the potential value of the 180-day market exclusivity as the only generic in the market for that period, our usual strategy or goal is to be the first company to file a paragraph IV certification. We have initiated seven patent challenges: one has been resolved through settlement, two have resulted in favorable court decisions pending appeals, three are awaiting court decisions and, in one case, the patent was upheld.

Patent challenges are complex, costly and can take three to six years to complete. They generally require an investment of $8-$10 million per challenge. As a result, we have in the past and may elect in the future to have partners on select patent challenges. These arrangements typically provide for a sharing of the costs and risks, and generally provide for a sharing of the benefits of a successful outcome.

                            PATENT CHALLENGE HISTORY


Product (Brand Name)                   Outcome                           Status
--------------------                   -------                           ------
Tamoxifen (Nolvadex)                -  Resolved                -   Tentatively approved ANDA
   10 mg tablet                                                -   Non-exclusive distribution agreement
                                                                   until August 2002
                                                               -   Continue supply agreement or launch
                                                                   manufactured version upon patent expiry

Ciprofloxacin                       -  Resolved                -   Tentatively approved ANDA
                                                               -   Contingent non-exclusive supply
                                                                   agreement until December 2003
                                                               -   Right to distribute with partner six
                                                                   months before patent expiry

Fluoxetine (Prozac)                 -  2003 Patent             -   Tentatively approved ANDA
  20 mg capsule                        Invalidated             -   Anticipated launch with partner CY 2001
                                    -  Appeal Pending

Norethindrone/ethinyl estradiol     -  Pending                 -   ANDA filed
  (Ortho-Novum 7/7/7)

Norgestimate/ethinyl estradiol      -  Pending                 -   ANDA filed
  (Ortho Tri-Cyclen)

Flecainide Acetate (Tambocor)       -  Pending                 -   ANDA filed

Zidovudine (Retrovir)               -  Unsuccessful            -   Tentatively approved ANDA
                                                               -   Anticipated launch upon patent expiry
                                                                   in 2005


Tamoxifen. In 1993, as a result of a settlement of a patent challenge against AstraZeneca, we entered into a non-exclusive supply and distribution agreement. Under the terms of the Tamoxifen agreement, we purchase Tamoxifen directly from AstraZeneca. Although we are the only non-exclusive distributor, the Tamoxifen agreement provides that should an additional distributor or distributors be selected by AstraZeneca, we will be granted terms no less favorable than those granted to any subsequent distributor. For the reasons discussed under "Patent Challenge Process" below, unless recent court cases are reversed on appeal, we may not be eligible for generic exclusivity.

Ciprofloxacin. Ciprofloxacin is the generic equivalent of Bayer's Cipro and is used to treat lower respiratory, skin, bone and joint, and urinary tract infections. Total U.S. brand sales were approximately $920 million in the twelve months ended June 30, 2000. In October 1991, we filed an ANDA for Ciprofloxacin which included a paragraph IV certification claiming that the patent covering Ciprofloxacin, the so-called 444 patent, was invalid. We believe we were the first company to file a paragraph IV ANDA for Ciprofloxacin. Shortly thereafter, Bayer sued us for patent infringement. In January 1995, we received a tentative approval from the FDA on our paragraph IV ANDA for Ciprofloxacin tablets. Such tentative approval indicates that the product has met all regulatory specifications to be granted final approval by the FDA. We expect that we will not be granted final FDA approval to market our generic Ciprofloxacin product until after the expiration of the 444 patent and any applicable marketing exclusivity awarded to Bayer or others. For example, we anticipate Bayer will seek pediatric exclusivity which, if granted, could delay generic competition for six months beyond the expiration of the patent. For the reasons discussed under "Patent Challenge Process" below, unless recent court cases are reversed on appeal, we may not be eligible for generic exclusivity.

In January 1997, Bayer AG, Bayer Corporation ("Bayer") and we agreed to settle the then pending litigation regarding Bayer's patent protecting ciprofloxacin hydrochloride. Under the settlement agreement, we withdrew our patent challenge by amending our ANDA from a paragraph IV certification (claiming invalidity) to a paragraph III certification (seeking approval upon patent expiry) and acknowledged the validity and enforceability of the Ciprofloxacin patent. In addition, we entered into a non-exclusive supply agreement which ends at the date of patent expiry, currently December 2003. The settlement agreement with Bayer does not prevent us from withdrawing our ANDA. However, it is in our commercial interest to maintain our tentatively approved ANDA so that after Bayer's patents do expire or are found invalid, we can receive final FDA approval and begin to manufacture and sell a generic Ciprofloxacin product manufactured under our ANDA. Under the supply agreement, Bayer has the option to either make payments to Barr or allow Barr and Rugby Laboratories, now owned by Watson Pharmaceuticals, Inc., to purchase Ciprofloxacin from Bayer at a predetermined discount. If Bayer chooses not to provide the product to Barr, we expect to receive cash and recognize related proceeds, ranging from approximately $28-$31 million per year through the fiscal year ending June 30, 2003. If Bayer elects to provide us product for resale, the amount we could earn would be dependent upon numerous market factors.

The supply agreement also provides that, six months prior to patent expiry, if we are not already distributing the product, we and Rugby Laboratories will have the right to begin distributing Ciprofloxacin product manufactured by Bayer. The Bayer license is non-exclusive and Bayer may, at its option, provide other non-exclusive licenses to others after Barr and Rugby Laboratories have operated under the license for six months. If Bayer does not elect to license any other parties and if no other party is successful in its challenge of the patent, we expect that our product will be the only other Ciprofloxacin product in the market during the six months prior to patent expiry.

Under FDA regulations in effect at the time of our challenge, it was our belief that had we proceeded with our patent challenge case against Bayer, had the courts entered a final judgment invalidating the patent, and had we received final approval from the FDA, we would have been entitled to receive generic market exclusivity allowing us to sell a Ciprofloxacin product manufactured under our ANDA for six months before another generic competitor would have been approved by the FDA.

Fluoxetine. Fluoxetine is the generic equivalent of Eli Lilly Company's antidepressant, Prozac, which had annual sales of approximately $2.5 billion for the twelve months ended June 30, 2000. The 20 mg capsule represents approximately $2.0 billion of this market. We filed our ANDA for the 20 mg capsule of Fluoxetine in February 1996, and were sued for patent infringement by Lilly, initiating the patent challenge process.

On August 9, 2000, the U.S. Court of Appeals for the Federal Circuit, located in Washington, D.C., ruled in favor of our challenge to a Lilly patent protecting Prozac. The Court unanimously upheld our "double-patenting" claims, finding that the invention claimed in Lilly's patent already had been the subject of a previous patent, and thus could not be patent-protected for a second time. In so ruling, the Court struck down a patent that would have protected Prozac from generic competition until after December 2003. Lilly is expected to seek a rehearing in the Court of Appeals and a review by the Supreme Court. If the August 9, 2000 ruling is not reversed, we and our partners expect to introduce a more affordable generic Prozac 20 mg capsule product in February 2001

(or August 2001, if the FDA grants an additional six months of exclusivity for pediatric use). As the first to file an application for the Prozac 20 mg capsule challenging Lilly's listed patents, we believe we are entitled to the 180-day generic exclusivity granted under the Hatch-Waxman Act and intend, if necessary, to vigorously defend our rights. However, we can give no assurances that our position on the implementation of the FDA's exclusivity rules will prevail. If we lose some or all of the 180 day exclusivity we expect, the value of the favorable ruling could be substantially diminished.

We have two partners in our challenge of Lilly's patents for Prozac, Apotex, Inc., which is beneficially owned by Dr. Sherman, and Geneva Pharmaceuticals. Accordingly, we will share the benefits of the launch of Fluoxetine with our partners.

Norethindrone/ethinyl estradiol. In October 1998, we filed an ANDA seeking approval from the FDA to market the three different tablet combinations of norethindrone and ethinyl estradiol, the generic equivalent of Ortho-McNeil Pharmaceutical Inc.'s Ortho-Novum 7/7/7(R) oral contraceptive regimen. We notified Ortho pursuant to the provisions of the Hatch-Waxman Act and on January 15, 1999, Ortho filed a patent infringement action in the United States District Court for the District of New Jersey -- Trenton Division, seeking to prevent us from marketing the three different tablet combinations of norethindrone and ethinyl estradiol until U.S. patents expire in 2003. The case is in the discovery stage. For the twelve months ended June 30, 2000, Ortho-Novum 7/7/7 had total U.S. brand sales of approximately $151 million.

Norgestimate/ethinyl estradiol. In February 2000, we filed an ANDA seeking approval from the FDA to market three different tablet combinations of norgestimate and ethinyl estradiol, the generic equivalent of Ortho's Tri-Cyclen(R). We notified Ortho pursuant to the provisions of the Hatch-Waxman Act and on June 9, 2000, Ortho filed a patent infringement action in the United States District Court for the District of New Jersey -- Trenton Division, seeking to prevent us from marketing the three different tablet combinations of norgestimate and ethinyl estradiol until U.S. patents expire in 2003. The case is in the discovery stage. For the twelve months ended June 30, 2001, Ortho's Tri-Cyclen had total U.S. brand sales of approximately $409 million.

Flecainide Acetate. In May 2000, we filed an ANDA with the FDA for Flecainide Acetate tablets, which is sold under its brand name, Tambocor(R). Following the required notice, 3M Pharmaceuticals, the innovator of the brand, sued us in the U.S. District Court in Minnesota to prevent us from proceeding with the commercialization of the product. This case involves an alleged infringement by us of raw material patents and not a challenge to the validity of patents protecting the product. For the twelve months ended June 30, 2000, Tambocor had total U.S. brand sales of approximately $60 million.

Zidovudine. Zidovudine is the generic equivalent of Glaxo Wellcome's Retrovir(R), also known as AZT, a treatment for AIDS. The patent challenge that followed our filing was resolved unsuccessfully during 1996. However, we received tentative approval of our ANDA for this product in February 1995, and anticipate launching our generic equivalent when the patents expire in 2005. For the twelve months ended June 30, 2000, AZT had total U.S. brand sales of approximately $40 million.

Three of the generic product ANDAs we expect to file during the fiscal year ended June 30, 2001, are patent challenges. These three products represent total U.S. brand sales of approximately $900 million. In addition, we are actively evaluating several potential additional challenges both on our own and as part of collaborations with other companies.

Patent Challenge Process

The Hatch-Waxman Act provides incentives for generic pharmaceutical companies to challenge suspect patents on branded pharmaceutical products. The legislation recognizes that there is a potential for the improper issuance of patents by the United States Patent and Trade Office, or PTO, resulting from a variety of technical, legal or scientific factors. The Hatch-Waxman legislation places significant burdens on the challenger to ensure that such suits are not frivolous, but also offers the opportunity for significant financial reward if successful.

All of the steps involved in the filing of an ANDA with the FDA, including research and development, are identical with those steps taken in development of any generic drug. At the time of filing with the FDA for approval of its version of the branded product, the generic company files with its ANDA a certification asserting that the patent is invalid, unenforceable and/or not infringed, a so-called "paragraph IV certification". After receiving notice from the FDA that its application is acceptable for filing, the generic company sends the patent holder a notice explaining why it believes that the patents in question are invalid, unenforceable or not infringed. Upon receipt of the notice from the generic company, the patent holder has 45 days in which to bring suit in federal district court against the generic company to establish the validity, enforceability and/or infringement of the challenged patent. The discovery, trial and appeals process can take several years.

The Hatch-Waxman Act provides for an automatic stay on the time that the FDA may grant final approval, which would otherwise give the ANDA holder/patent challenger the option to market its generic product. This period is set at 30 months, or such shorter or longer period as may be ordered by the court. The 30 months may or may not and often do not coincide with the timing of a trial or the expiration of a patent.

Under the Hatch-Waxman Act, the developer of a bioequivalent drug which is the first to have its ANDA accepted for filing by the FDA, and whose filing includes a paragraph IV certification, may be eligible to receive a 180-day period of market exclusivity. This period of market exclusivity may provide the patent challenger with the opportunity to earn a return on the risks taken and its legal and development costs and to build its market share.

The FDA adopted regulations implementing the 180-day generic marketing exclusivity provision of the Hatch-Waxman Act. However, over the years, courts have found various provisions of the regulations to be in conflict with the statute. For example, in Mova Pharmaceutical Corp. v. Shalala, 140 F.3d 1060 (D.C. Cir. 1998), the court of appeals held that the Hatch-Waxman Act required generic exclusivity to be awarded to the first generic company to file a new drug application containing a paragraph IV certification, regardless of whether that company had prevailed in a court challenge to the relevant patent, in contrast to FDA regulations requiring the first patent challenger to successfully defend its challenge to the patent. And, in Mylan Pharmaceuticals
v. Shalala, 81 F.Supp.2d 30 (D.D.C. 2000), the district court found that the statute requires the 180-day generic period to commence on the date of a district court decision finding the challenged patent invalid, even if the innovator company appealed the court's decision. The decision was in contrast to the FDA's rule that the exclusivity period would not commence until the appellate court affirmed the district court's decision, but also found that the interests of applicants who had relied in good faith on the FDA's regulations should be protected.

These successful court challenges required the FDA to ignore portions of its regulations in implementing the statute. Ultimately, the FDA decided to propose a new regulatory scheme for implementing the 180-day market exclusivity provision of the Hatch-Waxman Act in August 1999. The FDA further modified its proposed new regulatory scheme in a March 2000 industry guidance.

In general, the proposed rule and guidance would make a generic manufacturer's ability to obtain and benefit from the Hatch-Waxman market exclusivity provisions more uncertain. Under the guidance, the 180-day period could begin to run when the federal district court enters a ruling finding the challenged patent to be invalid or not infringed. This would require the patent challenger to either begin marketing its generic product before the federal appellate process is complete or risk losing some or all of its marketing exclusivity waiting for the appellate process to conclude. In addition, the proposed rule could put the patent challenger in the position of losing some or all of its market exclusivity, if the 180-day period is deemed to have started before the challenger's ANDA has been approved by the FDA or before the challenger is willing to enter the market with its generic product.

We have submitted comments on both the August 1999 proposed rule and the March 2000 guidance. At least 20 other entities, including other generic pharmaceutical companies, innovator companies and pharmaceutical industry organizations, also submitted comments on these proposals.

No lawsuits have been filed against the FDA as a result of its proposed rule. However, in light of the numerous lawsuits filed against the FDA in the past on market exclusivity issues, such lawsuits may occur if the agency promulgates a final rule similar to its proposal. As a result, there is uncertainty as to what rule the FDA will eventually adopt, whether we or other companies will challenge part or all of the final rule in court and, if so, how the courts will rule in such lawsuits. In addition, given the scope of the proposed rule, the number of comments and the complexity of the issues contained therein, there is also uncertainty as to when, if ever, the FDA will adopt final regulations.

A recent court decision has also complicated the generic exclusivity issue. A federal district court held that we would not be entitled to generic exclusivity on Tamoxifen, because our challenge to the tamoxifen patent was settled after a district court had found the patent to be unenforceable and because we changed our paragraph IV certification to a paragraph III certification as part of the settlement of the patent challenge case. We have appealed this decision. If upheld on appeal, this decision could prevent us from obtaining generic exclusivity on Tamoxifen and Ciprofloxacin, but would not prevent us from manufacturing and marketing our generic tamoxifen or ciprofloxacin products.

In 1997, Congress enacted a new provision designed to reward branded pharmaceutical companies for conducting research in the pediatric population. If a branded company has a patent protecting the product that is either unchallenged or whose validity is upheld by a court, it is eligible to apply for an additional six months of market exclusivity following the patent's expiration. This is known as "pediatric exclusivity." Thus, where pediatric exclusivity is requested by a branded company and granted by FDA, the commencement of generic competition could possibly be delayed by six months. The FDA has not issued regulations, or any formal guidance, as to how it believes pediatric exclusivity and the 180-day marketing exclusivity period interact with one another. It is possible that the FDA could interpret these provisions in a way that prohibits the patent challenger from fully utilizing the 180-day period, which would diminish its value.

The facts and circumstances of each patent challenge differ significantly. It is, therefore, impossible for us to provide a general conclusion as to the ultimate effect the Proposed Rule and the Guidance and effect of pediatric exclusivity would have on the exclusivity status of our patent cases. Nevertheless, if adopted, the Proposed Rule and Guidance would likely diminish the value of the 180-day marketing exclusivity period because, as discussed above, they increase the likelihood that the first patent challenger would lose some or all of the benefit of the marketing exclusivity period.

How the FDA ultimately decides that pediatric exclusivity and the 180-day marketing exclusivity period interact could also affect the benefit a patent challenger would receive. The August 9, 2000 court ruling in favor of our challenge to a patent protecting Eli Lilly's Prozac, discussed elsewhere in the Prospectus, is one example. If the FDA were to decide that Eli Lilly's pediatric exclusivity period overlaps with and diminishes our generic exclusivity period, we could lose some or all of the 180 days of generic market exclusivity, which we expect would diminish the value of the favorable Prozac ruling.

Each patent challenge typically takes three to six years, and can cost approximately $8 to 10 million in legal and product development costs. As a result, we have in the past and may elect in the future to have partners on selected patent challenges. These agreements typically provide for a sharing of the costs and risks, and generally provide for a sharing of the benefits of a successful outcome. The process for initiating a patent challenge begins with the identification of a drug candidate and evaluation by qualified legal counsel of the patents protecting that product. We have reviewed a number of challenges and have pursued only those that we believe have merit. Generally, once we receive a favorable opinion from our patent counsel, we begin the formulation and development process. Patent challenge product candidates typically must have several years of remaining patent protection to ensure that the legal process can be completed prior to patent expiry.

The FTC has investigated several cases in which manufacturers of pharmaceutical drug products and potential generic competitors have allegedly entered into anti-competitive agreements to delay generic entry, and has taken enforcement action against some alleged anticompetitive agreements. Please see Item 3, Legal Proceedings. We intend to cooperate fully with the FTC's inquiry.


GOVERNMENT REGULATION

We are subject to extensive regulation by the federal government, principally by the FDA, and, to a lesser extent, by the DEA and state governments. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, safety, labeling, storage, record keeping, approval, pricing, advertising and promotion of our products. Non-compliance with applicable requirements can result in fines, recalls and seizure of products. The FDA has the authority to revoke drug approvals previously granted.

ANDA Process

FDA approval is required before a generic equivalent or a new dosage form of an existing drug can be marketed. We usually receive approval for such products by submitting an ANDA to the FDA. When processing an ANDA, the FDA waives the requirement of conducting complete clinical studies, although it normally requires bioavailability and/or bioequivalence studies. "Bioavailability" indicates the rate and extent of absorption and levels of concentration of a drug product in the blood stream needed to produce a therapeutic effect. "Bioequivalence" compares the bioavailability of one drug product with another, and when established, indicates that the rate of absorption and levels of concentration of a generic drug in the body are the same as the previously approved drug. An ANDA may be submitted for a drug on the basis that it is the equivalent to a previously approved drug or, in the case of a new dosage form, is suitable for use for the indications specified.

Before approving a product, the FDA also requires that our procedures and operations conform to cGMP regulations, as defined in the U.S. Code of Federal Regulations. We must follow the cGMP regulations at all times during the manufacture of our products. To help insure compliance with the cGMP regulations, we must continue to spend time, money and effort in the areas of production and quality control to ensure full technical compliance.

If the FDA believes a company is not in compliance with cGMP, sanctions may be imposed upon that company including

     - withholding from the company new drug approvals as well as approvals for supplemental changes to existing applications;

     - preventing the company from receiving the necessary export licenses to export its products; and

     - classifying the company as an "unacceptable supplier" and thereby disqualifying the company from selling products to federal agencies.

We believe we are currently in compliance with cGMP.

The timing of final FDA approval of ANDA applications depends on a variety of factors, including whether the applicant challenges any listed patents for the drug and whether the brand-name manufacturer is entitled to one or more statutory exclusivity periods, during which the FDA is prohibited from accepting applications for, or approving, generic products. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block ANDAs from being approved on the patent expiration date. For example, the FDA may now extend the exclusivity of a product by six months past the date of patent expiry if the manufacturer undertakes studies on the effect of their product in children, a so-called pediatric extension.

In May of 1992, the Generic Act was enacted. The Generic Act, a result of the legislative hearings and investigations into the generic drug approval process, allows the FDA to impose debarment and other penalties on individuals and companies that commit certain illegal acts relating to the generic drug approval process. In some situations, the Generic Act requires the FDA to not accept or review ANDAs for a period of time from a company or an individual that has committed certain violations. It also provides for temporary denial of approval of applications during the investigation of certain violations that could lead to debarment and also, in more limited circumstances, provides for the suspension of the marketing of approved drugs by the affected company. Lastly, the Generic Act allows for civil penalties and withdrawal of previously approved applications. Neither we nor any of our employees have ever been subject to debarment.

NDA Process

FDA approval is required before any new drug can be marketed. An NDA is a filing submitted to the FDA to obtain approval of a drug not eligible for an ANDA and must contain complete pre-clinical and clinical safety and efficacy data or a right of reference to such data. Before dosing a new drug in healthy human subjects or patients may begin, stringent government requirements for preclinical data must be satisfied. The pre-clinical data, typically obtained from studies in animal species, as well as from laboratory studies, are submitted in an Investigational New Drug, or IND, application, or its equivalent in countries outside the United States, where clinical trials are to be conducted. The preclinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.

Clinical trials are typically conducted in three sequential phases, although the phases may overlap.

     - In Phase I, which frequently begins with the initial introduction of the compound into healthy human subjects prior to introduction into patients, the product is tested for safety, adverse effects, dosage, tolerance absorption, metabolism, excretion and other elements of clinical pharmacology.

     - Phase II typically involves studies in a small sample of the intended patient population to assess the efficacy of the compound for a specific indication, to determine dose tolerance and the optimal dose range as well as to gather additional information relating to safety and potential adverse effects.

     - Phase III trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population at typically dispersed study sites, in order to determine the overall risk-benefit ratio of the compound and to provide an adequate basis for product labeling.

Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. In some cases, the FDA allows a company to rely on data developed in foreign countries, or previously published data, which eliminates the need to independently repeat some or all of the studies.

Data from preclinical testing and clinical trials are submitted to the FDA as an NDA for marketing approval and to other health authorities as a marketing authorization application. The process of completing clinical trials for a new drug may take several years and require the expenditure of substantial resources. Preparing an NDA or marketing authorization application involves considerable data collection, verification, analysis and expense, and there can be no assurance that approval from the FDA or any other health authority will be granted on a timely basis, if at all. The approval process is affected by a number of factors, primarily the risks and benefits demonstrated in clinical trials as well as the severity of the disease and the availability of alternative treatments. The FDA or other health authorities may deny an NDA or marketing authorization application if the regulatory criteria are not satisfied, or such authorities may require additional testing or information.

Even after initial FDA or other health authority approval has been obtained, further studies, including Phase IV post-marketing studies, may be required to provide additional data on safety. The post marketing studies could be used to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA or other regulatory authorities require post-marketing reporting to monitor the adverse effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products.

Further, if there are any modifications to the drug, including changes in indication, manufacturing process or labeling or a change in the manufacturing facility, an application seeking approval of such changes must be submitted to the FDA or other regulatory authority. Additionally, the FDA regulates post-approval promotional labeling and advertising activities to assure that such activities are being conducted in conformity with statutory and regulatory requirements. Failure to adhere to such requirements can result in regulatory actions that could have a material adverse effect on our business, results of operations and financial condition.

DEA

   Because we sell and develop products containing controlled substances, we must meet the requirements and regulations of the Controlled Substances Act which are administered by the DEA. These regulations include stringent requirements for manufacturing controls and security to prevent diversion of or unauthorized access to the drugs in each stage of the production and distribution process. The DEA regulates allocation to us of raw materials used in the production of controlled substances based on historical sales data. We believe we are currently in compliance with all applicable DEA requirements.

Medicaid/Medicare

In November 1990, a law regarding reimbursement for prescribed Medicaid drugs was passed as part of the Congressional Omnibus Budget Reconciliation Act of 1990. The law requires drug manufacturers to enter into a rebate contract with the Federal Government. All generic pharmaceutical manufacturers, whose products are covered by the Medicaid program, are required to rebate to each state a percentage (currently 11% in the case of products manufactured by us and 15% for Tamoxifen sold by us) of their average net sales price for the products in question. We accrue for future estimated rebates in our consolidated financial statements.

Over the last year, the extension of prescription drug coverage to all Medicare recipients has gained support in Congress. The generic pharmaceutical industry trade associations are actively involved in discussions regarding the structure and scope of any proposed Medicare prescription drug benefit plans. We, as an active member in the Generic Pharmaceutical Association, or the GPhA, the leading trade association representing the generic pharmaceutical industry, support the development of an industry-wide position on Medicare.

We believe that federal and/or state governments may continue to enact measures in the future aimed at reducing the costs of drugs to the public. We cannot predict the nature of such measures or their impact on our profitability.

Other

We are also governed by federal, state and local laws of general applicability, such as laws regulating intellectual property, including patents and trademarks; working conditions; equal employment opportunity; and environmental protection.

EMPLOYEES

Our success depends on our ability to hire and retain highly qualified scientific and management personnel. We face intense competition for personnel from other companies, academic institutions, government entities and other organizations. As of June 30, 2000, we had approximately 606 full-time employees including 129 in research and development and 386 in production and quality assurance/control. Approximately 85 are represented by a union that has a collective bargaining agreement with us. Our current collective bargaining agreement with our employees, who are represented by Local 2-149 of the Paper, Allied, Chemical and Energy (PACE) Union International, expires on April 1, 2001. We believe that our relations with our employees are good and we have no history of work stoppages.

PRODUCT DEVELOPMENT

As discussed above, the Company's product development efforts are focused in two principal product areas: unique generic products and a portfolio of proprietary products.

For the fiscal years ended June 30, 2000, 1999 and 1998, total research and development expenditures were approximately $40 million, $23 million and $19 million, respectively. The 79% increase in R&D investment during fiscal 2000 funded an enhanced commitment to both generic and proprietary product development activities. R&D expenditures for generic development activities include personnel costs, costs paid to third party contract research organizations for conducting bioequivalence studies and costs for raw materials used in developing the products. Proprietary development costs are paid primarily to third party clinical research organizations who are responsible for conducting the clinical trials required to support a product application with FDA. The Company anticipates that research and development expenditures will increase 20-25% during fiscal 2001, due to continued investment in new generic drug development, continued progress on proprietary product development, and clinical studies related to two IND applications.

COMPETITION

The Company competes in varying degrees with numerous other manufacturers of pharmaceutical products, both branded and generic. These competitors include:

- the generic divisions and subsidiaries of brand pharmaceutical companies, including Apothecon Inc., a subsidiary of Bristol-Meyers Squibb, Geneva Pharmaceuticals, Inc., a subsidiary of Novartis AG, and the Lederle division of American Home Products;

- large independent generic manufacturers/distributors that seek to provide "one stop shopping" by offering a full line of products, including Mylan Laboratories and Teva Pharmaceuticals;

- generic manufacturers that have targeted select therapeutic categories and market niches, including Watson Pharmaceuticals; and

- brand pharmaceutical companies whose patent protected therapies compete with both generic and proprietary products marketed or being developed by the Company, including AstraZeneca, DuPont Pharmaceuticals, Johnson & Johnson, Bristol-Meyers Squibb and Eli Lilly & Company.

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

                     SQUARE
LOCATION            FOOTAGE      STATUS                DESCRIPTION
-----------------  -----------  ----------  ----------------------------------
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

VIRGINIA
Forest                165,500       Owned   Administrative Offices, Manufacturing,
                                            Warehouse, Packaging, Distribution

WASHINGTON, D.C.        1,800      Leased   Corporate Administration

Over the past three fiscal years, the Company has spent approximately $45 million in capital expenditures primarily to expand manufacturing capacity, extend research and development activities and strengthen certain competitive advantages. The Company believes that its current facilities are in good condition and are being used productively and are adequate to meet current operating requirements.

ITEM 3.   LEGAL PROCEEDINGS

PATENT CHALLENGES

In February 1996, Barr filed an ANDA seeking approval from the FDA to market the 20 mg capsule of fluoxetine hydrochloride ("Fluoxetine"), the generic equivalent of Eli Lilly Company's ("Lilly") Prozac. The Company notified Lilly pursuant to the provisions of the Hatch-Waxman Act, and on April 19, 1996, Lilly filed a patent infringement action in the United States District Court for the Southern District of Indiana - Indianapolis Division seeking to prevent Barr from marketing its Fluoxetine until certain U.S. patents expire in 2003.

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

On August 9, 2000, the U. S. Court of Appeals for the Federal Circuit, located in Washington, D.C., ruled in favor of the Company's challenge to a Lilly patent protecting Prozac. The Court unanimously upheld the Company's "double-patenting" claim, finding that the invention claimed in Lilly's patent already had been the subject of a previous patent, and thus could not be patent-protected for a second time. In so ruling, the Court struck down a patent that would have protected Prozac from generic competition until after December 2003. Lilly is expected to seek a rehearing in the Appellate Court and a review by the Supreme Court.

In October 1998, Barr filed an ANDA seeking approval from the FDA to market the three different tablet combinations of norethindrone and ethinyl estradiol, the generic equivalent of Ortho-McNeil Pharmaceutical Inc.'s ("Ortho") Ortho-Novum 7/7/7 oral contraceptive regimen. The Company notified Ortho pursuant to the provisions of the Hatch-Waxman Act and on January 15, 1999, Ortho filed a patent infringement action in the United States District Court for the District of New Jersey - Trenton Division, seeking to prevent Barr from marketing the three different tablet combinations of norethindrone and ethinyl estradiol until certain U.S. patents expire in 2003. The case is in the discovery stage.

In February 2000, Barr filed an ANDA seeking approval from the FDA to market three different tablet combinations of norgestimate and ethinyl estradiol, the generic equivalent of Ortho's Tri-Cyclen(R). The Company notified Ortho pursuant to the provisions of the Hatch-Waxman Act and on June 9, 2000, Ortho filed a patent infringement action in the United States District Court for the District of New Jersey - Trenton Division, seeking to prevent Barr from marketing the three different tablet combinations of norgestimate and ethinyl estradiol until U.S. patents expire in 2003. The case is in the discovery stage.

In May 2000, Barr filed an ANDA with the FDA for Flecainide Acetate tablets which is sold under its brand name, Tambocor. The Company notified Minnesota Mining and Manufacturing Company, or Minnesota Mining, pursuant to the provisions of the Hatch-Waxman Act and on August 25, 2000, Minnesota Mining filed a patent infringement action in the United States District Court for the District of Minnesota, seeking to prevent Barr from proceeding with the commercialization of the product until certain U.S. patents expire. This case involves an alleged infringement by Barr of raw material patents and not a challenge to the validity of patents protecting the product. The case is in the discovery stage.


CLASS ACTION LAWSUITS

On July 14, 2000, Louisiana Wholesale Drug Co. filed a class action complaint in the United States District Court for the Southern District of New York against Bayer Corporation, the Rugby Group and the Company. The complaint alleges that the Company and the Rugby Group agreed with Bayer Corporation not to compete with a generic version of Ciprofloxacin, or Cipro, pursuant to an agreement between the Company and the other defendants involving a prior patent infringement lawsuit. The plaintiff claims that this agreement violated antitrust laws. The plaintiff purports to bring claims on behalf of all direct purchasers of Cipro from 1997 to present. On August 1, 2000, Maria Locurto filed a similar class action complaint in the United States District Court for the Eastern Division of New York. On August 4, 2000, Ann Stuart et al filed a class action complaint in the Superior Court of New Jersey, Law Division, Camden County. This complaint alleges violations of New Jersey statutes relating to the Cipro agreement.

The Company believes that its agreement with Bayer Corporation is a valid settlement to a patent dispute and cannot form the basis of an antitrust claim. Although it is not possible to forecast the outcome of these matters, the Company intends to vigorously defend itself. It is anticipated that these matters may take several years to be resolved but an adverse judgment could have a material adverse impact on the Company's business and consolidated financial statements.

OTHER LEGAL MATTERS

In February 1998, Invamed, Inc., which has since been acquired by Geneva Pharmaceuticals, Inc., a subsidiary of Novartis AG, or Invamed, named the Company and several others as defendants in a lawsuit filed in the United States District Court for the Southern District of New York, charging that the Company unlawfully blocked access to the raw material source for Warfarin Sodium. In May 1999, Apothecon, Inc., a subsidiary of Bristol-Meyers Squibb, Inc. or Apothecon, filed a similar lawsuit. The two actions have been consolidated.

The Company believes that the suits filed against it by Invamed and Apothecon are without merit and intends to defend its position vigorously. These actions are currently in the discovery stage. It is anticipated that this matter may take several years to be resolved but an adverse judgment could have a material adverse impact on the Company's business and consolidated financial statements.

In March 1999, civil action complaints filed separately by Mylan Pharmaceuticals, Inc. and Pharmachemie, B.V. against the FDA were consolidated in Mylan Pharmaceuticals, Inc. v. Henney in the U.S. District Court, District of Columbia. These lawsuits challenged a March, 1999, FDA letter ruling that Barr was eligible for generic exclusivity on tamoxifen citrate. In April, 1999, Barr intervened as a defendant in support of the FDA. On March 31, 2000, the U.S. District Court for the District of Columbia issued a Memorandum Opinion vacating FDA's letter ruling. The court found that Barr was not eligible for exclusivity under the plain language of the Hatch-Waxman Act because Barr's challenge to the tamoxifen patent was settled after a district court had found the patent to be unenforceable and because Barr changed its Paragraph IV certification to a Paragraph III certification as part of the settlement of the patent challenge case. Barr appealed the district court's decision to the U.S. Court of Appeals for the District of Columbia Circuit. If upheld on appeal, this decision could prevent Barr from obtaining generic market exclusivity for Tamoxifen.

Similarly, in the Ciprofloxacin patent challenge, Barr changed its Paragraph IV certification to a Paragraph III certification as part of the settlement of the patent challenge case. Therefore, if the decision in the tamoxifen case discussed above is upheld on appeal, it could effect Barr's ability to obtain generic market exclusivity for Ciprofloxacin. However, such a decision would not prevent Barr from manufacturing and marketing its tamoxifen or ciprofloxacin products and would not have a material adverse impact on the company's consolidated financial statements.


In 1998 and 1999, the Company was contacted by the Department of Justice, or DOJ, regarding the March 1993 settlement of the Tamoxifen patent litigation. Barr continues to cooperate with the DOJ in this ongoing examination, and believes that the DOJ will ultimately determine that the settlement was appropriate and a benefit to consumers. The DOJ has not contacted the Company about this matter since June 1999.

On June 30, 1999, the Company received a civil investigative demand and a subpoena from the Federal Trade Commission, or the FTC, that, although not alleging any wrongdoing, sought documents and data relating to the January 1997 agreements resolving patent litigation involving Ciprofloxacin hydrochloride, which had been pending in the U.S. District Court for the Southern District of New York. The FTC is investigating whether the Company, through settlement and supply agreements, has engaged or are engaging in activities in violation of the antitrust laws. The Company continues to cooperate with the FTC in this investigation.

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



Exhibits
--------

3.1            Composite Restated Certificate of Incorporation of the
               Registrant(2)

3.2            Amended and Restated By-Laws of the Registrant(2)

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

10.11          1993 Employee Stock Purchase Plan (6)

10.12          1993 Stock Option Plan for Non-Employee Directors (7)

10.13          Agreement with Edwin A. Cohen and Amendment thereto (8)

10.14 Distribution and Supply Agreement for Ciprofloxacin Hydrochloride dated January 1997 (10)

10.15 Proprietary Drug Development and Marketing Agreement dated March 20, 2000 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (13)

10.16          Description of Excess Savings and Retirement Plan  *

10.17          Agreement with Paul M. Bisaro  *

13.0           2000 Annual Report to Shareholders

21.0           Subsidiaries of the Company (11)

23.0           Consent of Deloitte & Touche LLP

27.0           Financial Data Schedule
               ----------------------------------------------------------------
               * Previously Filed

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

                                  BARR LABORATORIES, INC.

     Signature                          Title                           Date
     ---------                          -----                           ----
BY BRUCE L. DOWNEY           Chairman of the Board & Chief           May 2, 2001
   ---------------           Executive Officer
   (Bruce L. Downey)

BY WILLIAM T. MCKEE          Senior Vice President, Chief            May 2, 2001
   ----------------          Financial Officer & Treasurer
   (William T. McKee)        (Principal Financial Officer and
                             Principal Accounting Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                              Title                          Date
   ---------                              -----                          ----
BRUCE L. DOWNEY              Chairman of the Board                   May 2, 2001
---------------
(Bruce L. Downey)

EDWIN A. COHEN               Vice Chairman of the Board              May 2, 2001
--------------
(Edwin A. Cohen)

PAUL M. BISARO               Director                                May 2, 2001
--------------
(Paul  M. Bisaro)

ROBERT J. BOLGER             Director                                May 2, 2001
----------------
(Robert J. Bolger)

MICHAEL F. FLORENCE          Director                                May 2, 2001
-------------------
(Michael F. Florence)

JACOB M. KAY                 Director                                May 2, 2001
------------
(Jacob M. Kay)

BERNARD C. SHERMAN           Director                                May 2, 2001
------------------
(Bernard C. Sherman)

GEORGE P. STEPHAN            Director                                May 2, 2001
-----------------
(George P. Stephan)

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

As discussed in Note 1, the accompanying consolidated financial statements have been restated.


DELOITTE & TOUCHE LLP

Parsippany, New Jersey
August 7, 2000
May 2, 2001 as to Note 1

SCHEDULE II

BARR LABORATORIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
(IN THOUSANDS OF DOLLARS)



                                                  BALANCE AT      ADDITIONS,       RECOVERY
                                                   BEGINNING      COSTS AND         AGAINST      DEDUCTIONS,       BALANCE AT
                                                    OF YEAR        EXPENSE         WRITE-OFFS    WRITE-OFFS       END OF YEAR
------------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
  Year ended June 30, 1998                          $  270          $  180          $    1          $  189          $  262
  Year ended June 30, 1999                             262             180               1              44             399
  Year ended June 30, 2000                             399             155               4             221             337

Reserve for returns and
allowances:
  Year ended June 30, 1998                           1,350           5,003            --             3,877           2,476
  Year ended June 30, 1999                           2,476           7,640            --             7,845           2,271
  Year ended June 30, 2000                           2,271           9,895            --             8,363           3,803

Inventory reserves:
  Year ended June 30, 1998                           3,635           8,043            --             6,103           5,575
  Year ended June 30, 1999                           5,575           5,398            --             4,420           6,553
  Year ended June 30, 2000                           6,553           4,317            --             5,300           5,570