Form 10-Q/A
period 2000-09-30
BARR LABORATORIES INC
filed 2001-05-15
CIK 10081

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

                                  845-362-1100
                                  ------------
                         (Registrant's telephone number)


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

                             BARR LABORATORIES, INC.



                          INDEX                                      PAGE

The company hereby amends its quarterly report on form 10-Q for the period ended September 30, 2000 to reflect the restatement of its financial statements as reflected in Note 1 to the Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Consolidated Balance Sheets as of
              September 30, 2000 and June 30, 2000                      3

              Consolidated Statements of Earnings
              for the three months ended
              September 30, 2000 and 1999                               4

              Consolidated Statements of Cash Flows
              for the three months ended
              September 30, 2000 and 1999                               5

              Notes to Consolidated Financial
              Statements                                             6-11

    Item 2.   Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations                                 12-15

    Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk                                        16


PART II. OTHER INFORMATION

    Item 1.   Legal Proceedings                                     17-18

    Item 6.   Exhibits and Reports on Form 8-K                         18
SIGNATURES                                                             18

                             BARR LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                       RESTATED
                                                                                    SEPTEMBER 30,       JUNE 30,
                                                                                         2000             2000
                                                                                         ----             ----
                                       ASSETS
Current assets:
    Cash and cash equivalents                                                        $ 168,388         $ 155,922
    Marketable securities                                                                   --                96
    Accounts receivable, less allowances of $4,844 and $4,140, respectively             57,664            54,669
    Other receivables                                                                   20,218            23,811
    Inventories                                                                         94,078            79,482
    Prepaid expenses                                                                     5,220             1,428
                                                                                     ---------         ---------
      Total current assets                                                             345,568           315,408

Property, plant and equipment, net of accumulated depreciation of $51,196
    and $50,826, respectively                                                           95,084            95,296
Other assets                                                                            15,609            13,149
                                                                                     ---------         ---------
      Total assets                                                                   $ 456,261         $ 423,853
                                                                                     =========         =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $  96,109         $  94,529
    Accrued liabilities                                                                 14,450            11,079
    Deferred income taxes                                                                1,036             1,036
    Current portion of long-term debt                                                    1,924             1,924
    Income taxes payable                                                                10,168             3,948
                                                                                     ---------         ---------
      Total current liabilities                                                        123,687           112,516

Long-term debt                                                                          27,961            28,084
Other liabilities                                                                        1,071               519
Deferred income taxes                                                                    1,490               566

Commitments & Contingencies

Shareholders' equity:
    Preferred stock $1 par value per share; authorized 2,000,000; none issued
    Common stock $.01 par value per share; authorized 100,000,000;
      issued 35,443,163 and 35,004,869, respectively                                       354               350
    Additional paid-in capital                                                          89,506            83,463
    Additional paid-in capital - warrants                                               16,418            16,418
    Warrant subscription receivable                                                         --            (1,835)
    Retained earnings                                                                  192,259           181,869
    Accumulated other comprehensive income                                               3,528             1,916
                                                                                     ---------         ---------
                                                                                       302,065           282,181
    Treasury stock at cost: 176,932 shares                                                 (13)              (13)
                                                                                     ---------         ---------
      Total shareholders' equity                                                       302,052           282,168
                                                                                     ---------         ---------
      Total liabilities and shareholders' equity                                     $ 456,261         $ 423,853
                                                                                     =========         =========


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                       Consolidated Statements of Earnings
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                             RESTATED          RESTATED
                                                               2000              1999
                                                               ----              ----
Revenues:
    Product sales                                           $ 99,680           $92,103
    Development and other revenue                              3,327                --
                                                            --------           -------
Total revenues                                               103,007            92,103

Costs and expenses:
    Cost of sales                                             67,672            61,973
    Selling, general and administrative                       12,695            10,410
    Research and development                                  11,126             9,067
                                                            --------           -------
Earnings from operations                                      11,514            10,653

Proceeds from patent challenge settlement (Note 3)             7,000             6,750
Interest income                                                2,248             1,180
Interest expense                                                 521               634
Other (expense) income                                        (2,526)              466
                                                            --------           -------
Earnings before income taxes                                  17,715            18,415

Income tax expense                                             7,325             6,922
                                                            --------           -------
Net earnings                                                $ 10,390           $11,493
                                                            ========           =======


Earnings per common share                                   $   0.30           $  0.34
                                                            ========           =======
Earnings per common share - assuming dilution               $   0.28           $  0.32
                                                            ========           =======
Weighted average shares                                       35,059            34,234
                                                            ========           =======
Weighted average shares - assuming dilution                   37,613            35,475
                                                            ========           =======


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                       RESTATED
                                                                                                         2000            1999
                                                                                                         ----            ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net earnings                                                                                       $ 10,390       $ 11,493
    Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                                     2,639          2,590
        Loss (gain) on sale of assets                                                                        92           (493)
        (Gain) loss on sale of marketable securities                                                        (12)            21
        Write-off of investment                                                                           2,450             --

    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable and other receivables, net                                                      598        (13,759)
        Inventories                                                                                     (14,596)       (38,264)
        Prepaid expenses                                                                                 (3,792)           (18)
        Other assets                                                                                       (376)           (36)
      Increase (decrease) in:
        Accounts payable, accrued liabilities and other liabilities                                       5,231         20,231
        Income taxes payable                                                                              6,220          6,856
                                                                                                       --------       --------
      Net cash provided by (used in) operating activities                                                 8,844        (11,379)
                                                                                                       --------       --------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                                           (2,232)        (3,852)
    Proceeds from sale of property, plant and equipment                                                      25            150
    Purchases of marketable securities, net                                                              (1,922)          (249)
                                                                                                       --------       --------
      Net cash used in investing activities                                                              (4,129)        (3,951)
                                                                                                       --------       --------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Principal payments on long-term debt and capital leases                                                (131)          (134)
    Earnings from DuPont agreements applied to warrant receivable                                         1,835             --
    Proceeds from exercise of stock options and employee stock purchases                                  6,047            881
                                                                                                       --------       --------
      Net cash provided by financing activities                                                           7,751            747
                                                                                                       --------       --------
      Increase (decrease) in cash and cash equivalents                                                   12,466        (14,583)
Cash and cash equivalents at beginning of period                                                        155,922         94,867
                                                                                                       --------       --------
Cash and cash equivalents at end of period                                                             $168,388       $ 80,284
                                                                                                       ========       ========
SUPPLEMENTAL CASH FLOW DATA:
    Cash paid during the period
      Interest, net of portion capitalized                                                             $     55       $    112
                                                                                                       ========       ========
      Income taxes                                                                                     $  1,605       $     --
                                                                                                       ========       ========

    Non-cash transactions
      Write-off of equipment & leasehold improvements related to closed facility                       $     --       $    115
                                                                                                       ========       ========
      Equipment under capital lease                                                                    $    280       $     --
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

       As disclosed in the Company's Annual Report on Form 10-K/A for the year ended June 30, 2000, the Company has restated its consolidated financial statements as of September 30, 2000 and for the three months then ended. This restatement results from a revision in the Company's method of accounting for the warrants issued to DuPont Pharmaceuticals Company in connection with the strategic alliance executed in March 2000 (see Note
       5). The total effect of the restatement was to decrease previously reported net income and earnings per share in the three months ended September 30, 2000 by $1,835 or $0.05 per share assuming dilution. In addition, the Company reclassified proceeds from supply agreements from revenues to proceeds from patent challenge settlement. The reclassification had no effect on the previously reported net earnings. A summary of the effects of the restatement and reclassification is as follows:


                                                   Three Months Ended                Three Months Ended
                                                   September 30, 2000                 September 30, 1999

                                            As Previously                      As Previously
                                              Reported         As Revised         Reported        As Revised
                                              --------         ----------         --------        ----------
         Total revenues                       $111,842          $103,007          $98,853          $92,103

         Earnings from operations               20,349            11,514           17,403           10,653

         Net earnings                           12,225            10,390           11,493           11,493

         Earnings per common share -
         assuming dilution                    $   0.33          $   0.28          $  0.32          $  0.32


       In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended June 30, 2000.


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


3.     OTHER RECEIVABLES

       Other receivables consist primarily of patent challenge settlement receivables and receivables related to development and other revenue (See
       Note 5).


4.     INVENTORIES

       Inventories consisted of the following:

                                                   September 30,      June 30,
                                                       2000             2000
                                                       ----             ----
               Raw materials and supplies             $18,010         $16,884
               Work-in-process                          5,503           5,102
               Finished goods                          70,565          57,496
                                                      -------         -------
                                                      $94,078         $79,482
                                                      =======         =======

       Tamoxifen citrate, purchased as a finished product, accounted for approximately $54,498 and $42,730 of finished goods as of September 30, 2000 and June 30, 2000, respectively.


5.     DEVELOPMENT AND OTHER REVENUE/WARRANT SUBSCRIPTION RECEIVABLE

       As discussed in the Company's Annual Report on Form 10-K/A, in March 2000, the Company entered into various agreements with DuPont Pharmaceuticals Company ("DuPont"). For the three months ended September 30, 2000, the Company earned approximately $5.2 million related to these agreements of which $1,835 was recorded as an offset to warrant subscription receivable, with the balance recorded as development and other revenue.


6.     OTHER (EXPENSE) INCOME

       In September 1998, the Company made an investment in Gynetics, Inc. ("Gynetics"), a privately owned company. The Company's investment represented approximately 7% of Gynetics' outstanding voting shares. Barr does not have the ability to exercise significant influence on Gynetics' operations and therefore, the Company accounted for this investment using the cost method of accounting.

       In the quarter ended September 30, 2000, the Company reviewed the valuation of its investment in Gynetics in light of numerous negative events that occurred in the quarter including product development delays and threatened litigation. Due to these events as well as continued operating difficulties at Gynetics that included extensive losses and negative operating cash flow, Barr concluded that its investment in Gynetics was other than temporarily impaired and that as of September 30, 2000, its investment in Gynetics should be written down to $0, the current realizable value. Other (expense) income in the consolidated financial statements includes approximately $2.5 million related to this write-off.

       The prior year included a $343 gain resulting from the receipt of 500,000 warrants from Halsey Drug Co., Inc. in exchange for rights to several pharmaceutical products.


7.     EARNINGS PER SHARE

       The following is a reconciliation of the numerators and denominators used to calculate earnings per common share ("EPS") on the Consolidated Statements of Earnings:

                                                                               THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                           AS REVISED
                                                                               2000           1999
                                                                               ----           ----
        Earnings per common share:
        Net earnings (numerator)                                             $10,390         $11,493
        Weighted average shares (denominator)                                 35,059          34,234

          Net earnings                                                       $  0.30         $  0.34
                                                                             =======         =======

        EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
        Net earnings (numerator)                                             $10,390         $11,493
        Weighted average shares                                               35,059          34,234
        Effect of dilutive options                                             2,554           1,241
                                                                             -------         -------
          Weighted average shares - assuming dilution (denominator)           37,613          35,475

          Net earnings                                                       $  0.28         $  0.32
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


8.     COMPREHENSIVE INCOME

       Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on securities classified for Statement of Financial Accounting Standards ("SFAS") No. 115 purposes as "available for sale". Total comprehensive income for the three months ended September 30, 2000 and 1999 was $12,002 and $11,692, respectively.

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

       Invamed, Inc./Apothecon, Inc. Lawsuit

       In February 1998 and May 1999, Invamed, Inc., which has since been acquired by Geneva Pharmaceuticals, Inc. a subsidiary of Novartis AG ("Invamed"), and Apothecon, Inc., a subsidiary of Bristol-Meyers Squibb, Inc. ("Apothecon"), respectively, named the Company and several others as defendants in lawsuits filed in the United States District Court for the Southern District of New York, charging that the Company unlawfully blocked access to the raw material source for Warfarin Sodium. The two actions have been consolidated. The Company believes that these suits are without merit and intends to defend its position vigorously. These actions are currently in the discovery stage. It is anticipated that this matter may take several years to be resolved but an adverse judgement could have a material impact on the Company's consolidated financial statements.

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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
Comparison of the Three Months Ended September 30, 2000 to the Three Months Ended September 30, 1999 - (thousands of dollars)

As discussed in Note 1 in the Consolidated Financial Statements, the financial statements have been restated. This restatement results from a revision in the Company's method of accounting for the warrants issued to DuPont Pharmaceuticals Company entered into in connection with the strategic alliance executed in March 2000. In addition, the Company reclassified proceeds from supply agreements from revenue to proceeds from patent challenge settlement. The accompanying information has been amended to reflect the restatement and reclassification.

Total revenues increased approximately 12% as a result of increased product sales and development and other revenue.

Tamoxifen sales increased 13% from $55,270 to $62,494. The increase was due to higher prices and an expansion in the use of Tamoxifen. In October 1998, Tamoxifen was approved to reduce the incidence in breast cancer in women at high risk of developing the disease. Tamoxifen is a patent protected product manufactured for the Company by AstraZeneca. Currently, Tamoxifen competes against AstraZeneca's product, which is sold under the brand name
Nolvadex(R).

Other product sales increased 1% from $36,833 to $37,186. The increase was primarily due to sales of ViaSpan(R), which Barr began distributing on August 1, 2000.

Development and other revenue consists of amounts received from DuPont Pharmaceuticals Company ("DuPont") for various development and co-marketing agreements entered into in March 2000. As the Company incurs research and other development activity costs, the Company records such expenses as research and development and invoices and records the related revenue from DuPont as development and other revenue. Development and other revenue included $3,327 related to these development agreements (See Note 5 to the Consolidated Financial Statements).

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

Cash provided by operating activities totaled $8,844 for the three months ended September 30, 2000 as net earnings and non-cash charges such as depreciation and an investment write-off, more than offset working capital increases. The working capital increase was led by an increase in inventories, which was partially offset by increases in accounts payable and income taxes payable. The increase in inventory and accounts payable was almost entirely related to an increase in Tamoxifen inventory. The Tamoxifen increases were based on management's decision to increase its Tamoxifen purchases and was consistent with past trends. Income taxes payable increased as a result of increased taxable earnings and the timing of estimated tax payments.

Approximately $7 million of the Company's quarterly cash flow from operations relates to payments from its contingent supply agreement with Bayer Corporation ("Bayer") related to its 1997 Cipro(R) patent challenge. Under that agreement, Bayer has, at its option, the right to allow Barr and its partner (collectively
Barr) to purchase Cipro at a predetermined discount or to provide Barr quarterly cash payments. This contingent supply agreement expires in December 2003. If Bayer does not elect to supply Barr with product, Barr would receive approximately $28 to $31 million per year. However, there is no guarantee that Bayer will continue to make such payments. If Bayer elected to supply product to Barr for resale, the earnings and related cash flows, if any, Barr could earn from the sale of Cipro would be entirely dependent upon market conditions. The supply agreement also provides that, six months prior to patent expiry, if Barr is not already distributing the product, Barr will have the right to begin distributing Ciprofloxacin product manufactured by Bayer.

During the first three months of fiscal 2001, the Company invested approximately $2.2 million in capital assets primarily related to upgrades and new equipment for its facilities. The Company believes it may invest an additional $14 to $16 million in capital assets in fiscal 2001.

In the three months ended September 30, 2000, the Company earned approximately $5.2 million related to the DuPont agreements (see Note 5) of which approximately $1.8 million was applied to the remaining warrant subscription receivable and is included in cash flows from financing activities. All future earnings under the DuPont agreements will be considered development and other revenue and included in cash flows from operations.

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

Total revenues are expected to increase in the quarter ending December 31, 2000 and the balance of fiscal 2001 compared to fiscal 2000 driven by development revenue and higher product sales. Higher product sales are expected to be driven by higher Tamoxifen sales and new product launches, including ViaSpan, which should more than offset declining prices on certain existing products. Tamoxifen revenues for the quarter ending December 31, 2000 are expected to increase in a range similar to the year over year increase seen in the quarter ended September 30, 2000. Non-tamoxifen sales in the quarter ending December 31, 2000 are expected to be consistent with the prior year period as declining prices on certain existing products should be offset primarily by ViaSpan revenues. Development revenues are anticipated to be between $4 and $6 million per quarter over the balance of the fiscal year.

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

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in the 2000 Annual Report on Form 10-K/A, the Company's exposure to market risk from changes in interest rates, in general, is not material.

                             BARR LABORATORIES, INC.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        Fluoxetine Hydrochloride Patent Challenge As disclosed in the Company's Annual Report on Form 10-K/A, on August 9, 2000, the U.S. Court of Appeals, Federal Circuit in Washington D.C., ruled in favor of Barr's challenge to Eli Lilly Company's ("Lilly") patent protecting Prozac. The court unanimously upheld the Company's "double-patenting" claims, finding that the invention claimed in Lilly's patent already had been the subject of a previous patent, and thus could not be patent-protected for a second time. In so ruling, the court struck down a patent that would have protected Prozac from generic competition until after December 2003. On October 6, 2000, Lilly filed a petition asking the full panel of the Court of Appeals to rehear the case. The Court of Appeals has not yet ruled on Lilly's petition, and Lilly is expected to seek review of the U.S. Supreme Court if the Court of Appeals does not reverse the present ruling.

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

        Class Action Lawsuits
        Ciprofloxacin (Cipro) Class Action Suits

        The Company has been named as a defendant in several actions related to its settlement of the Cipro patent challenge. The following complaints represent indirect purchaser class-action complaints alleging violation of federal antitrust laws and/or state antitrust and consumer protection laws on the grounds that the 1997 Bayer-Barr settlement agreement was allegedly anti-competitive. Plaintiffs seek to recover overcharges paid as a result of the allegedly anti-competitive activities and, where appropriate, treble damages. The following plaintiffs have filed, on the dated indicated, class-action complaints against Bayer and Barr in state court: Karyn McGaughey et al filed in California Superior Court, San Diego County (8/2/00). The following actions have been removed to or have been filed in U.S. District Courts: Maria Locurto (E.D.N.Y. 8/1/00); Arkansas Carpenters Health and Welfare Fund (E.D.N.Y. 8/23/00); Ann Stuart (D. NJ 8/24/00); Elaine Ozarow (S.D. Fla. 8/29/00); United Food & Commercial Workers and Participating Food Industry Employers Tri-State Health & Welfare Fund (E.D.N.Y. 8/30/00); Marcy Altman (S.D.N.Y. 9/6/00); Linda K. McIntyre ( E.D. Mich. 9/11/00); Theresa Meyers (S.D.N.Y. 9/15/00);

        The following complaints represent direct purchaser class action complaints alleging violation of federal antitrust laws on the grounds that the 1997 Bayer-Barr settlement agreement was allegedly anti-competitive. Plaintiffs seek to recover overcharges paid as a result of the allegedly anti-competitive activities and, where appropriate, treble damages. The following plaintiffs have filed class-action complaints against Bayer and Barr, which have been removed to or filed in U.S. District Court: Louisiana Wholesale Drug Co. (S.D.N.Y. 7/14/00).



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit Number           Exhibit

            27.0                 Financial data schedule

(b) The following report was filed by the Company on Form 8-K in the quarter ended September 30, 2000:

        Report Date              Item Reported
        August 14, 2000          Press release announcing that the U.S. Court of
                                 Appeals, Federal Circuit in Washington D.C., ruled in favor of the Company's "double patenting" claim against the patents protecting
                                 Eli Lilly's Prozac anti-depressant.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     BARR LABORATORIES, INC.



Dated: May 14, 2001                                  /s/ William T. McKee
                                                     --------------------
                                                     William T. McKee
                                                     Chief Financial Officer