Form 10-Q/A
period 2000-12-31
BARR LABORATORIES INC
filed 2001-05-15
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2000 or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

                         Commission file number  1-9860
                                                 ------

                             BARR LABORATORIES, INC.
          -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           NEW YORK                                          22-1927534
  ------------------------------                         ------------------
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

                             BARR LABORATORIES, INC.



          INDEX                                             PAGE

The company hereby amends its quarterly report on form 10-Q for the six month period ended December 31, 2000 to reflect the restatement of its financial statements as reflected in Note 1 to the Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Balance Sheets as of
                  December 31, 2000 and June 30, 2000                             3

                  Consolidated Statements of Earnings
                  for the three and six months ended
                  December 31, 2000 and 1999                                      4

                  Consolidated Statements of Cash Flows
                  for the six months ended
                  December 31, 2000 and 1999                                      5

                  Notes to Consolidated Financial
                  Statements                                                   6-12

         Item 2.  Management's Discussion and
                  Analysis of Financial Condition and
                  Results of Operations                                       13-18

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                              19


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           19-20

         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                                        20

         Item 6.  Exhibits and Reports on Form 8-K                               21

SIGNATURES                                                                       21

                            BARR LABORATORIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                       RESTATED
                                                                                     DECEMBER 31,       JUNE 30,
                                                                                        2000              2000
                                                                                        ----              ----
                                       ASSETS

Current assets:
    Cash and cash equivalents                                                        $ 195,015         $ 155,922
    Marketable securities                                                                   --                96
    Accounts receivable, less allowances of $5,003 and $4,140, respectively             65,318            54,669
    Other receivables                                                                   23,082            23,811
    Inventories                                                                        110,564            79,482
    Prepaid expenses                                                                     4,246             1,428
                                                                                     ---------         ---------
      Total current assets                                                             398,225           315,408

Property, plant and equipment, net of accumulated depreciation of $53,371
    and $50,826, respectively                                                           96,137            95,296
Other assets                                                                             7,999            13,149
                                                                                     ---------         ---------


      Total assets                                                                   $ 502,361         $ 423,853
                                                                                     =========         =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $ 129,141         $  94,529
    Accrued liabilities                                                                 13,119            11,079
    Deferred income taxes                                                                1,036             1,036
    Current portion of long-term debt                                                    1,924             1,924
    Income taxes payable                                                                11,988             3,948
                                                                                     ---------         ---------
      Total current liabilities                                                        157,208           112,516

Long-term debt                                                                          26,408            28,084
Other liabilities                                                                        1,377               519
Deferred income taxes                                                                      194               566

Commitments & Contingencies

Shareholders' equity:
    Preferred stock $1 par value per share; authorized 2,000,000; none issued
    Common stock $.01 par value per share; authorized 100,000,000;
      issued 35,506,456 and 35,004,869, respectively                                       355               350
    Additional paid-in capital                                                          90,177            83,463
    Additional paid-in capital - warrants                                               16,418            16,418
    Warrant subscription receivable                                                         --            (1,835)
    Retained earnings                                                                  208,780           181,869
    Accumulated other comprehensive income                                               1,457             1,916
                                                                                     ---------         ---------
                                                                                       317,187           282,181
    Treasury stock at cost: 176,932 shares                                                 (13)              (13)
                                                                                     ---------         ---------
      Total shareholders' equity                                                       317,174           282,168
                                                                                     ---------         ---------

      Total liabilities and shareholders' equity                                     $ 502,361         $ 423,853
                                                                                     =========         =========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  DECEMBER 31,                      DECEMBER 31,
                                                           RESTATED         RESTATED         RESTATED          RESTATED
                                                             2000             1999             2000              1999
                                                             ----             ----             ----              ----
Revenues:
    Product sales                                         $ 121,756        $ 113,987         $ 221,436        $ 206,090
    Development and other revenue                             6,480               --             9,807               --
                                                          ---------        ---------         ---------        ---------
Total revenues                                              128,236          113,987           231,243          206,090

Costs and expenses:
    Cost of sales                                            87,986           81,326           155,658          143,299
    Selling, general and administrative                      12,367           10,387            25,062           20,797
    Research and development                                 14,768            9,596            25,894           18,663
                                                          ---------        ---------         ---------        ---------

Earnings from operations                                     13,115           12,678            24,629           23,331

Proceeds from patent challenge settlement (Note 3)            7,000            6,833            14,000           13,583
Interest income                                               2,520              989             4,768            2,169
Interest expense                                                484              655             1,005            1,289
Other income (expense)                                        4,300              (15)            1,774              451
                                                          ---------        ---------         ---------        ---------

Earnings before income taxes                                 26,451           19,830            44,166           38,245

Income tax expense                                            9,930            7,436            17,255           14,358
                                                          ---------        ---------         ---------        ---------

Net earnings                                              $  16,521        $  12,394         $  26,911        $  23,887
                                                          =========        =========         =========        =========


Earnings per common share                                 $    0.47        $    0.36         $    0.77        $    0.70
                                                          =========        =========         =========        =========

Earnings per common share - assuming dilution             $    0.44        $    0.35         $    0.71        $    0.67
                                                          =========        =========         =========        =========

Weighted average shares                                      35,285           34,314            35,172           34,273
                                                          =========        =========         =========        =========

Weighted average shares - assuming dilution                  37,755           35,409            37,684           35,440
                                                          =========        =========         =========        =========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                                         RESTATED
                                                                                                           2000               1999
                                                                                                           ----               ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net earnings                                                                                        $  26,911         $  23,887
    Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                                       5,355             5,226
        Loss (gain) on sale of assets                                                                          92              (482)
        (Gain) loss on sale of marketable securities                                                       (4,301)               29
        Write-off of investment                                                                             2,450                --

    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable and other receivables, net                                                     (9,920)          (23,753)
        Inventories                                                                                       (31,082)          (28,525)
        Prepaid expenses                                                                                   (2,818)             (178)
        Other assets                                                                                         (486)             (809)
      Increase (decrease) in:
        Accounts payable, accrued liabilities and other liabilities                                        36,918             4,396
        Income taxes payable                                                                                8,040             5,459
                                                                                                        ---------         ---------
      Net cash provided by (used in) operating activities                                                  31,159           (14,750)
                                                                                                        ---------         ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                                             (5,640)           (7,468)
    Proceeds from sale of property, plant and equipment                                                        27               162
    Proceeds from marketable securities, net                                                                6,689               156
                                                                                                        ---------         ---------
      Net cash provided by (used in) investing activities                                                   1,076            (7,150)
                                                                                                        ---------         ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Principal payments on long-term debt and capital leases                                                (1,696)           (1,697)
    Earnings from DuPont agreements applied to warrant receivable                                           1,835                --
    Proceeds from exercise of stock options and employee stock purchases                                    6,719             2,690
                                                                                                        ---------         ---------
      Net cash provided by financing activities                                                             6,858               993
                                                                                                        ---------         ---------

      Increase (decrease) in cash and cash equivalents                                                     39,093           (20,907)
Cash and cash equivalents at beginning of period                                                          155,922            94,867
                                                                                                        ---------         ---------
Cash and cash equivalents at end of period                                                              $ 195,015         $  73,960
                                                                                                        =========         =========

SUPPLEMENTAL CASH FLOW DATA:
    Cash paid during the period:
      Interest, net of portion capitalized                                                              $   1,018         $   1,289
                                                                                                        =========         =========
      Income taxes                                                                                      $   9,715         $   8,053
                                                                                                        =========         =========

    Non-cash transactions:
      Write-off of equipment & leasehold improvements related to closed facility                        $      --         $     115
                                                                                                        =========         =========
      Equipment under capital lease                                                                     $     612         $      --
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

       As disclosed in the Company's Annual Report on Form 10-K/A for the year ended June 30, 2000 and the Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2000, the Company has restated its consolidated financial statements for the six months ended December 31, 2000. This restatement results from a revision in the Company's method of accounting for the warrants issued to DuPont Pharmaceuticals Company in connection with the strategic alliance executed in March 2000 (see Note
       5). The total effect of the restatement was to decrease net income and earnings per share in the six months ended December 31, 2000 by $1,835 or $0.05 per share assuming dilution. In addition, the Company reclassified proceeds from supply agreements from revenue to proceeds from patent challenge settlement. The reclassification had no effect on the previously reported net earnings. A summary of the effects of the restatement and reclassification is as follows:


                                                             Three Months Ended                        Six Months Ended
                                                              December 31, 2000                        December 31, 2000
                                                           As                                       As
                                                       Previously               As              Previously              As
                                                        Reported             Revised             Reported            Revised
                                                        --------             -------             --------            -------
Total revenues                                           $135,236            $128,236            $247,078            $231,243

Earnings from operations                                   20,115              13,115              40,464              24,629

Net earnings                                               16,521              16,521              28,746              26,911

Earnings per common share - assuming dilution            $   0.44            $   0.44            $   0.76            $   0.71

                                                            Three Months Ended                           Six Months Ended
                                                             December 31, 1999                           December 31, 1999
                                                           As                                        As
                                                       Previously             As                 Previously                As
                                                        Reported            Revised               Reported              Revised
                                                        --------            -------               --------              -------
Total revenues                                         $ 120,820           $ 113,987             $ 219,673             $ 206,090

Earnings from operations                                  19,511              12,678                36,914                23,331

Net earnings                                              12,394              12,394                23,887                23,887

Earnings per common share - assuming dilution             $ 0.35              $ 0.35                $ 0.67                $ 0.67

       In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended June 30, 2000 and quarterly report on Form 10-Q/A for the period ended September 30, 2000.


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

4. INVENTORIES

       Inventories consisted of the following:

                                     December 31,         June 30,
                                        2000                2000
                                        ----                ----
Raw materials and supplies            $ 18,806            $ 16,884
Work-in-process                          6,292               5,102
Finished goods                          85,466              57,496
                                      --------            --------
                                      $110,564            $ 79,482
                                      ========            ========

       Tamoxifen citrate, purchased as a finished product, accounted for approximately $69,649 and $42,730 of finished goods as of December 31, 2000 and June 30, 2000, respectively.


5. DEVELOPMENT AND OTHER REVENUE/WARRANT SUBSCRIPTION RECEIVABLE

       As discussed in the Company's Annual Report on Form 10-K/A, in March 2000, the Company entered into various agreements with DuPont Pharmaceuticals Company ("DuPont"). For the three and six months ended December 31, 2000 the Company earned approximately $6,480 and $11,642 related to these agreements, of which $1,835 was recorded as an offset to warrant subscription receivable in the six month period, with the balance recorded as development and other revenue.


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

7. EARNINGS PER SHARE

       The following is a reconciliation of the numerators and denominators used to calculate earnings per common share ("EPS") on the Consolidated Statements of Earnings:

                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            DECEMBER 31,                 DECEMBER 31,
                                                                                  AS REVISED
                                                        2000           1999          2000            1999
                                                        ----           ----          ----            ----
EARNINGS PER COMMON SHARE:
Net earnings (numerator)                              $16,521        $12,394        $26,911        $23,887
Weighted average shares (denominator)                  35,285         34,314         35,172         34,273

Net earnings                                          $  0.47        $  0.36        $  0.77        $  0.70
                                                      =======        =======        =======        =======


EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
Net earnings (numerator)                              $16,521        $12,394        $26,911        $23,887
Weighted average shares                                35,285         34,314         35,172         34,273
Effect of dilutive options                              2,470          1,095          2,512          1,167
                                                      -------        -------        -------        -------
Weighted average shares - assuming
 dilution (denominator)                                37,755         35,409         37,684         35,440

Net earnings                                          $  0.44        $  0.35        $  0.71        $  0.67
                                                      =======        =======        =======        =======

    Share amounts in thousands


       During the three and six months ended December 31, 2000 and 1999, there were 900, 1,500, 1,371,000 and 1,371,000, respectively, of outstanding options and warrants that were not included in the computation of diluted EPS, because the securities' exercise prices were greater than the average market price of the common stock for the period.


8. COMPREHENSIVE INCOME

       Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on securities classified for Statement of Financial Accounting Standards ("SFAS") No. 115 purposes as "available for sale". Total comprehensive income for the three and six months ended December 31, 2000 and 1999 was $11,769, $23,771, $12,460 and
       $24,152, respectively.

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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
Comparison of the Three Months Ended December 31, 2000 to the Three Months Ended December 31, 1999 - (thousands of dollars)

As discussed in Note 1 to the Consolidated Financial Statements, the Company reclassified proceeds from supply agreement from revenue to proceeds from patent challenge settlement. The accompanying information has been amended to reflect the reclassification.

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


Results of Operations:
Comparison of the Six Months Ended December 31, 2000 to the Six Months Ended December 31, 1999 - (thousands of dollars)

As discussed in Note 1 to the Consolidated Financial Statements, the financial statements for the six month period ended December 31, 2000 have been restated. This restatement results from a revision in the company's method of accounting for the warrants issued to DuPont Pharmaceuticals Company entered into in connection with the strategic alliance executed in March 2000. In addition, the Company reclassified proceeds from supply agreement from revenue to proceeds from patent challenge settlement. The accompanying information has been amended to reflect the restatement and reclassification.

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

Cash provided by operating activities totaled $31,159 for the six months ended December 31, 2000 driven by net earnings of $26.9 million and non-cash charges such as depreciation and an investment write-off, as well as a slight decrease in working capital. The working capital decrease was led by increases in accounts payable and income taxes payable partially offset by an increase in inventories and accounts receivable. The increase in inventory and accounts payable was almost entirely related to an increase in Tamoxifen inventory. The Tamoxifen increases were based on management's decision to increase its Tamoxifen purchases and was consistent with past trends. Accounts receivable at December 31, 2000 were $65,318 or $10,649 higher than those at June 30, 2000 primarily attributable to increased product sales in the three months ended December 31, 2000 versus the three months ended June 30, 2000. Income taxes payable increased as a result of increased taxable earnings and the timing of estimated tax payments.

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