Form 10-Q
period 2001-03-31
BARR LABORATORIES INC
filed 2001-05-15
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2001 or


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

Yes  X    No
   ----     -----

Number of shares of common stock, par value $.01, outstanding as of March 31, 2001: 35,363,593

                             BARR LABORATORIES, INC.

               INDEX                                                                                  PAGE

PART  I.    FINANCIAL INFORMATION
--------
           Item 1.           Financial Statements

                             Consolidated Balance Sheets as of
                             March 31, 2001 and June 30, 2000                                           3

                             Consolidated Statements of Earnings
                             for the three and nine months ended
                             March 31, 2001 and 2000                                                    4

                             Consolidated Statements of Cash Flows
                             for the nine months ended
                             March 31, 2001 and 2000                                                    5

                             Notes to Consolidated Financial
                             Statements                                                               6-11

           Item 2.           Management's Discussion and
                             Analysis of Financial Condition and
                             Results of Operations                                                   12-21

           Item 3.           Quantitative and Qualitative Disclosures
                             About Market Risk                                                          21


PART II.   OTHER INFORMATION
--------

           Item 1.           Legal Proceedings                                                          21

           Item 6.           Exhibits and Reports on Form 8-K                                           22

SIGNATURES                                                                                              22


                             BARR LABORATORIES, INC.
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                                                               RESTATED
                                                                                            MARCH 31,           JUNE 30,
                                                                                              2001                2000
                                                                                           (unaudited)
                                                                                            ---------           ---------
                                              Assets
                                              ------
Current assets:
    Cash and cash equivalents                                                              $ 223,606           $ 155,922
    Marketable securities                                                                          -                  96
    Accounts receivable, less allowances of $6,514 and $4,140, respectively                   55,758              54,669
    Other receivables                                                                         18,807              23,811
    Inventories                                                                              111,032              79,482
    Prepaid expenses                                                                           2,829               1,428
                                                                                           ---------           ---------
       Total current assets                                                                  412,032             315,408

Property, plant and equipment, net of accumulated depreciation of $56,095
    and $50,826, respectively                                                                 98,200              95,296
Other assets                                                                                   4,196              13,149
                                                                                           ---------           ---------

       Total assets                                                                        $ 514,428           $ 423,853
                                                                                           =========           =========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
                               ------------------------------------
Current liabilities:
    Accounts payable                                                                       $ 117,757            $ 94,529
    Accrued liabilities                                                                       13,132              11,079
    Deferred income taxes                                                                      1,036               1,036
    Current portion of long-term debt                                                          1,924               1,924
    Income taxes payable                                                                      18,983               3,948
                                                                                           ---------           ---------
       Total current liabilities                                                             152,832             112,516

Long-term debt                                                                                26,285              28,084
Other liabilities                                                                              1,241                 519
Deferred income taxes                                                                              -                 566

Commitments & Contingencies

Shareholders' equity:
    Preferred stock $1 par value per share; authorized 2,000,000; none issued
    Common stock $.01 par value per share; authorized 100,000,000;
       issued 35,540,525 and 35,004,869, respectively                                            355                 350
    Additional paid-in capital                                                                91,410              83,463
    Additional paid-in capital - warrants                                                     16,418              16,418
    Warrant subscription receivable                                                                -              (1,835)
    Retained earnings                                                                        225,906             181,869
    Accumulated other comprehensive (loss) income                                                 (6)              1,916
                                                                                           ---------           ---------
                                                                                             334,083             282,181
    Treasury stock at cost: 176,932 shares                                                       (13)                (13)
                                                                                           ---------           ---------
       Total shareholders' equity                                                            334,070             282,168
                                                                                           ---------           ---------

       Total liabilities and shareholders' equity                                          $ 514,428           $ 423,853
                                                                                           =========           =========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    BARR LABORATORIES, INC.
              CONSOLIDATED STATEMENTS OF EARNINGS
           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                          (UNAUDITED)

                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     MARCH 31,                       MARCH 31,
                                                                            RESTATED                     RESTATED
                                                             2001             2000            2001          2000
                                                           ---------        ---------       ---------     ---------
Revenues:
     Product sales                                         $ 134,067        $ 121,522       $ 355,503     $ 327,612
     Development and other revenue                             3,270              119          13,288           547
                                                           ---------        ---------       ---------     ---------
Total revenues                                               137,337          121,641         368,791       328,159

Costs and expenses:
     Cost of sales                                            94,510           93,002         251,741       236,494
     Selling, general and administrative                      12,356           12,885          36,056        33,917
     Research and development                                 14,168            9,829          40,062        28,492
                                                           ---------        ---------       ---------     ---------

Earnings from operations                                      16,303            5,925          40,932        29,256

Proceeds from patent challenge settlement                      7,000            7,000          21,000        20,583
Interest income                                                2,521            1,107           7,289         3,276
Interest expense                                                 462              603           1,467         1,892
Other income                                                   2,045               16           3,819           467
                                                           ---------        ---------       ---------     ---------

Earnings before income taxes                                  27,407           13,445          71,573        51,690

Income tax expense                                            10,281            1,597          27,536        15,955
                                                           ---------        ---------       ---------     ---------

Net earnings                                                $ 17,126         $ 11,848        $ 44,037      $ 35,735
                                                           =========        =========       =========     =========


Earnings per common share                                     $ 0.48           $ 0.34          $ 1.25        $ 1.04
                                                           =========        =========       =========     =========

Earnings per common share - assuming dilution                 $ 0.45           $ 0.33          $ 1.17        $ 1.00
                                                           =========        =========       =========     =========

Weighted average shares                                       35,352           34,468          35,231        34,338
                                                           =========        =========       =========     =========

Weighted average shares - assuming dilution                   37,696           35,799          37,687        35,559
                                                           =========        =========       =========     =========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                      Consolidated Statements of Cash Flows
                For the Nine Months Ended March 31, 2001 and 2000
                            (in thousands of dollars)
                                   (unaudited)

                                                                                                                    RESTATED
                                                                                                     2001             2000
                                                                                                   --------         --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net earnings                                                                                   $ 44,037         $ 35,735
    Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                                                8,118            7,809
         Deferred income tax benefit                                                                    (43)          (6,156)
         Loss (gain) on sale of assets                                                                  101             (498)
         (Gain) loss on sale of marketable securities                                                (6,671)              25
         Write-off of investments                                                                     2,750                -

    Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable and other receivables, net                                               3,915          (30,790)
         Inventories                                                                                (31,550)             (69)
         Prepaid expenses                                                                            (1,401)            (202)
         Other assets                                                                                  (410)          (1,303)
       Increase (decrease) in:
         Accounts payable, accrued liabilities and other liabilities                                 25,456           (9,266)
         Income taxes payable                                                                        15,035            7,547
                                                                                                 -----------      -----------
       Net cash provided by operating activities                                                     59,337            2,832
                                                                                                 -----------      -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                                      (10,442)          (9,543)
    Proceeds from sale of property, plant and equipment                                                  27              263
    Proceeds (purchases) of marketable securities, net                                               10,839              (20)
                                                                                                 -----------      -----------
       Net cash provided by (used in) investing activities                                              424           (9,300)
                                                                                                 -----------      -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Principal payments on long-term debt and capital leases                                          (1,864)          (2,041)
    Earnings under DuPont agreements applied to warrant receivable                                    1,835            7,238
    Proceeds from exercise of stock options and employee stock purchases                              7,952            3,850
                                                                                                 -----------      -----------
       Net cash provided by financing activities                                                      7,923            9,047
                                                                                                 -----------      -----------

       Increase in cash and cash equivalents                                                         67,684            2,579
Cash and cash equivalents at beginning of period                                                    155,922           94,867
                                                                                                 -----------      -----------
Cash and cash equivalents at end of period                                                        $ 223,606         $ 97,446
                                                                                                 ===========      ===========

SUPPLEMENTAL CASH FLOW DATA:
    Cash paid during the period:
       Interest, net of portion capitalized                                                         $ 1,042          $ 1,433
                                                                                                 ===========      ===========
       Income taxes                                                                                $ 13,044         $ 13,719
                                                                                                 ===========      ===========

    Non-cash transactions:
       Write-off of equipment & leasehold improvements related to closed facility                       $ -            $ 115
                                                                                                 ===========      ===========
       Equipment under capital lease                                                                  $ 612              $ -
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

       As disclosed in the Company's Annual Report on Form 10-K/A for the year ended June 30, 2000, the Company has restated its consolidated financial statements as of March 31, 2000 and for the three and nine months then ended. This restatement resulted from a revision in the Company's method of accounting for the warrants issued to DuPont Pharmaceuticals Company in connection with the strategic alliance executed in March 2000 (see
       Note 5). The total effect of the restatement was to increase previously reported net earnings for the three and nine months ended March 31, 2000 by $9,181 and increase previously reported earnings per share for the three and nine months ended March 31, 2000 by $0.26 and $0.25 per share assuming dilution, respectively. In addition, the Company reclassified proceeds from supply agreements from revenues to proceeds from patent challenge settlement. The reclassification had no effect on the previously reported net earnings. A summary of the effects of the restatement and reclassification is as follows:

                                                         Three Months Ended                     Nine Months Ended
                                                           March 31, 2000                        March 31, 2000
                                               -------------------------------------   -----------------------------------
                                                  As Previously       As Revised         As Previously       As Revised
                                                     Reported                             Reported
                                               ------------------   ---------------   ------------------   ---------------
Total revenues                                       $ 135,760        $ 121,641            $ 355,433        $ 328,159

Earnings from operations                                 3,744            5,925               40,658           29,256

Net earnings                                             2,667           11,848               26,554           35,735

Earnings per common share - assuming dilution           $ 0.07           $ 0.33               $ 0.75           $ 1.00


       In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended June 30, 2000 and quarterly reports on Form 10-Q/A for the periods ended September 30, 2000 and December 31, 2000.

       Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation.

2.     CASH AND CASH EQUIVALENTS

       Cash equivalents consist of short-term, highly liquid investments, including market auction securities with interest rates that are re-set in intervals of 7 to 49 days, which are readily convertible into cash at par value, which approximates cost.

       As of March 31, 2001 and June 30, 2000, approximately $104,669 and $74,011, respectively, of the Company's cash was held in an interest bearing escrow account. Such amounts represent the portion of the Company's payable balance with AstraZeneca Pharmaceuticals LP ("AstraZeneca"), which the Company has decided to secure in connection with its cash management policy. The Company pays AstraZeneca a monthly fee based on a rate multiplied by the average unsecured monthly Tamoxifen payable balance.


3.     OTHER RECEIVABLES

       Other receivables consist primarily of patent challenge settlement receivables and receivables related to development and other revenue (See
       Note 5).


4.     INVENTORIES

       Inventories consisted of the following:


                                              March 31,              June 30,
                                                2001                   2000
                                             ---------               --------
Raw materials and supplies                    $ 17,758               $ 16,884
Work-in-process                                  7,028                  5,102
Finished goods                                  86,246                 57,496
                                             ---------               --------
                                             $ 111,032               $ 79,482
                                             =========               ========

       Tamoxifen citrate, purchased as a finished product, accounted for approximately $68,959 and $42,730 of finished goods as of March 31, 2001 and June 30, 2000, respectively.


5.     DEVELOPMENT AND OTHER REVENUE/WARRANT SUBSCRIPTION RECEIVABLE

       As discussed in Note 1 and in the Company's Annual Report on Form 10-K/A, in March 2000, the Company entered into various agreements with DuPont Pharmaceuticals Company ("DuPont"). For the three and nine months ended March 31, 2001 the Company earned approximately $3,100 and $14,742 related to these agreements, of which $1,835 was recorded as an offset to warrant subscription receivable in the nine month period, with the balance recorded as development and other revenue.

6.     OTHER INCOME

       The Company recorded a gain of $2,370 and $6,659 in the three and nine months ended March 31, 2001, respectively, on the sale of the remainder of its investment in Galen Holdings plc., formerly Warner Chilcott plc.

       In September 1998, the Company made an investment in Gynetics, Inc. ("Gynetics"), a privately owned company. The Company's investment represented approximately 7% of Gynetics' outstanding voting shares. Barr does not have the ability to exercise significant influence on Gynetics' operations and therefore, the Company accounted for this investment using the cost method of accounting.

       In the quarter ended September 30, 2000, the Company reviewed the valuation of its investment in Gynetics in light of numerous negative events that occurred in the quarter including product development delays and threatened litigation. Due to these events as well as continued operating difficulties at Gynetics that included extensive losses and negative operating cash flow, Barr concluded as of September 30, 2000, that its investment in Gynetics was other than temporarily impaired and that as of September 30, 2000, its investment in Gynetics should be written down to $0, the current realizable value. Other income in the consolidated financial statements includes approximately $2.5 million related to this write-off.

       The prior year included a $343 gain resulting from the receipt of 500,000 warrants from Halsey Drug Company, Inc. in exchange for rights to several pharmaceutical products.


7.     EARNINGS PER SHARE

       The following is a reconciliation of the numerators and denominators used to calculate earnings per common share ("EPS") on the Consolidated Statements of Earnings:

                                                      Three Months Ended       Nine Months Ended
                                                          March 31,                March 31,
                                                               As Revised                As Revised
                                                      2001        2000          2001         2000
                                                    -------      -------      -------      -------
EARNINGS PER COMMON SHARE:
Net earnings (numerator)                            $17,126      $11,848      $44,037      $35,735
Weighted average shares (denominator)                35,352       34,468       35,231       34,338

Net earnings                                        $  0.48      $  0.34      $  1.25      $  1.04
                                                    =======      =======      =======      =======


EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
Net earnings (numerator)                            $17,126      $11,848      $44,037      $35,735
Weighted average shares                              35,352       34,468       35,231       34,338
Effect of dilutive options                            2,344        1,331        2,456        1,221
                                                    -------      -------      -------      -------
Weighted average shares - assuming
 dilution (denominator)                              37,696       35,799       37,687       35,559

Net earnings                                        $  0.45      $  0.33      $  1.17      $  1.00
                                                    =======      =======      =======      =======


    Share, amounts in thousands

       During the three and nine months ended March 31, 2001 and 2000, there were 111,400, 111,400, 1,559,250 and 1,559,250, respectively, of outstanding options and warrants that were not included in the computation of diluted EPS, because the securities' exercise prices were greater than the average market price of the common stock for the period.


8.     COMPREHENSIVE INCOME

       Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on securities classified for Statement of Financial Accounting Standards ("SFAS") No. 115 purposes as "available for sale". Total comprehensive income for the three and nine months ended March 31, 2001 and 2000 was $15,662, $42,115, $12,987 and
       $37,139, respectively.


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

       Revenue Recognition

       In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of this bulletin is the Company's fourth fiscal quarter ending June 30, 2001. The Company implemented SAB 101 on January 1, 2001 and its adoption did not have a material impact on the Company's consolidated financial statements.


10.    FACILITY OPTIMIZATION CHARGES

       Included in selling, general and administrative expenses for the nine months ended March 31, 2001 is a $740 charge related to the ongoing rationalization of its New York and New Jersey manufacturing operations as well as a reduction of several salaried positions. This charge was recorded during the quarter ended September 30, 2000. The Company recorded a similar charge of $540 in the prior year. These charges are included in selling, general and administrative expenses in the Consolidated Statements of Earnings. The rationalization plan was completed by September 30, 2000.

11.    COMMITMENTS AND CONTINGENCIES

       Class Action Lawsuits

       The Company has been named as a defendant in 34 putative class action complaints alleging violation of federal antitrust laws and/or state antitrust and consumer protection laws on the grounds that the 1997 Bayer-Barr settlement agreement was allegedly anti-competitive. The Company has filed responses in the state actions. All federal cases have been consolidated in the Eastern District of New York. Pending resolution of preliminary matters, the Company has not yet filed responses in any of the federal actions.

       As of May 11, 2001 18 private antitrust class action complaints have been filed against Zeneca, Inc., AstraZeneca Pharmaceuticals LP and the Company, including eight suits filed by the Prescription Access Litigation Project, one in federal court and seven in state courts. The complaints allege that the 1993 settlement of patent litigation between Zeneca, Inc. and the Company insulates Zeneca, Inc. and the Company from generic competition and enables Zeneca, Inc. and Barr to charge artificially inflated prices for Tamoxifen citrate.

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

       Other Litigation

       As of March 31, 2001, the Company was involved with other lawsuits incidental to its business, including patent infringement actions. Management of the Company, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have any significant adverse effect on the Company's consolidated financial statements.


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

       On June 30, 1999, Barr received a civil investigative demand and a subpoena from the Federal Trade Commission ("FTC"), that, although not alleging any wrongdoing, sought documents and data relating to the January 1997 agreements resolving patent litigation involving Ciprofloxacin hydrochloride, which had been pending in the U.S. District Court for the Southern District of New York. The FTC is investigating whether the Company, through settlement and supply agreements, has engaged or are engaging in activities in violation of the antitrust laws. The Company continues to cooperate with the FTC in this investigation. Recently, the FTC issued special orders to approximately 100 pharmaceutical companies related to an inquiry into alleged anti-competitive practices in the entire pharmaceutical industry, including practices relating to patent challenge settlements. Barr received its special order on April 30, 2001. Barr intends to cooperate with all of the FTC's inquiries.

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

       Fluoxetine Hydrochloride Patent Challenge

       As disclosed in the Company's previous public filings, the U.S. Court of Appeals, Federal Circuit in Washington D.C., ruled in favor of Barr's challenge to Eli Lilly Company's ("Lilly") patent protecting Prozac(R). On October 6, 2000, Lilly filed a petition asking the full panel of the Court of Appeals to rehear the case. The Court of Appeals has not yet ruled on Lilly's petition, and Lilly is expected to seek review by the U.S. Supreme Court if the Court of Appeals does not reverse the present ruling. If the litigation is successfully resolved, the Company and its partners will share in a success fee, payable to its attorneys, currently estimated to be approximately $5.5 million. The Company's share of the success fee is estimated to be between $2 and $2.5 million.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
Comparison of the Three Months Ended March 31, 2001 to the Three Months Ended March 31, 2000 - (thousands of dollars)

Total revenues increased approximately 13% as a result of increased product sales and development and other revenue.

Tamoxifen sales decreased 2% from $91,361 to $89,651. The decrease was primarily due to a decrease in units sold, partially offset by higher unit prices. The decline in Tamoxifen units is primarily related to a change in buying patterns by the Company's trade customers due to a price increase which occurred approximately three months earlier than the prior year price increase. The prior year sales included accelerated buying by certain customers in anticipation of the annual price increase for Barr's Tamoxifen, which occurred in May 2000. In the current quarter, the price increase occurred in February 2001, which was sooner than anticipated by certain customers, therefore limiting the practice of accelerated buying. The Company noted that its prescription market share on Tamoxifen remained at over 80%, while total prescriptions continue to increase by approximately 10% year over year. Tamoxifen is a patent protected product manufactured for the Company by AstraZeneca.

Other product sales increased approximately 47% from $30,161 to $44,416. The increase was primarily due to increased sales of Warfarin Sodium and to the launch of Fluvoxamine. The increase was also due to the sale of ViaSpan(R), which Barr began distributing on August 1, 2000. These revenues more than offset price declines and higher discounts on certain existing products.

Development and other revenue consists primarily of amounts received from DuPont Pharmaceuticals Company ("DuPont") for various development and co-marketing agreements entered into in March 2000. As the Company incurs research and other development activity costs, Barr records such expenses as research and development and invoices and records the related revenue from DuPont as development and other revenue (See Note 5 to the Consolidated Financial Statements). The Company also records royalty income earned under licensing agreements in development and other revenue.

Cost of sales increased to $94,510 from $93,002, due to increased product sales, but decreased as a percentage of product sales from 76.5% to 70.5%. The decrease in cost of sales as a percentage of product sales was due primarily to a decreased percentage of Tamoxifen sales to total product sales, higher margins earned on Tamoxifen sales due to the timing of the current year price increase and higher margins earned on other products including Fluvoxamine which was launched in the current quarter. Tamoxifen is distributed by the Company and has lower margins than most of Barr's other products. Offsetting the decrease in cost of sales as a percentage of sales is the Company's inclusion of royalties in the cost of sales line item. In previous periods these amounts were included in selling, general and administrative expenses. Based on the nature of the payments, the Company believes it is more appropriate to include these items in cost of sales and has made the appropriate reclassifications in the current and prior years.

Selling, general and administrative expenses decreased from $12,885 to $12,356 primarily due to decreased legal spending partially offset by increased personnel costs and costs associated with the distribution of ViaSpan which the Company began distributing on August 1, 2000. The decreased legal spending is primarily due to the prior year including approximately $2.5 million in a one-time success fee paid to the Company's outside legal counsel associated with finalizing the various development and co-marketing agreements with DuPont, partially offset by an increase in spending in the current period related to on-going patent challenges, legal research and preparation related to several additional patent challenges, the Invamed, Inc./Apothecon, Inc. litigation and antitrust litigation.

Research and development expenses increased from $9,829 to $14,168. Approximately 60% of the increase is attributable to increased raw material purchases and internal development costs. The balance of the increase is attributable to increased contract packaging costs, increased payments to clinical research organizations for clinical and bio-study services and payments for raw material development agreements.

Interest income increased by $1,414 primarily due to an increase in the average cash and cash equivalents balance.

Interest expense decreased $141 primarily due to lower fees paid on the average unsecured Tamoxifen payable balance (See Note 2 to the Consolidated Financial Statements), as well as a decrease in the Company's debt balances.

Other income increased by $2,029 primarily due to the gain realized on the sale of the balance of the Company's investment in Galen Holdings plc ("Galen") (See
Note 6 to the Consolidated Financial Statements).


Results of Operations:
Comparison of the Nine Months Ended March 31, 2001 to the Nine Months Ended March 31, 2000 - (thousands of dollars)

Total revenues increased approximately 12% as a result of increased product sales and development and other revenue.

Tamoxifen sales increased 6% from $221,832 to $234,812. The increase was due to higher prices and an expansion in the use of Tamoxifen. In October 1998, Tamoxifen was approved to reduce the incidence in breast cancer in women at high risk of developing the disease.

Other product sales increased approximately 14% from $105,780 to $120,691. The increase was due to sales of ViaSpan, which Barr began distributing on August 1, 2000, increased sales of Warfarin Sodium and new product introductions including Fluvoxamine which more than offset price declines and higher discounts on certain existing products.

Development and other revenue consists primarily of amounts received from DuPont Pharmaceuticals Company ("DuPont") for various development and co-marketing agreements entered into in March 2000. As the Company incurs research and other development activity costs, Barr records such expenses as research and development and invoices and records the related revenue from DuPont as development and other revenue (See Note 5 to the Consolidated Financial Statements). The Company also records royalty income earned under licensing agreements in development and other revenue.

Cost of sales increased to $251,741 from $236,494, yet declined as a percentage of product sales from 72% to 71%. The increase in dollars is the result of increased product sales. The decrease in cost of sales as a percentage of product sales was due mainly to a decreased percentage of Tamoxifen sales to total product sales, higher margins earned on Tamoxifen sales due to the timing of the current year price increase and higher margins earned on other products including ViaSpan, which the Company began distributing on August 1, 2000 and Fluvoxamine which was launched in the current quarter. Tamoxifen is distributed by the Company and has lower margins than most of Barr's other products. Offsetting the decrease in cost of sales as a percentage of sales is the Company's inclusion of product royalties, primarily related to ViaSpan, in the cost of sales line item. In the previous periods these amounts were included in selling, general and administrative expenses. Based on the nature of the payments, the Company believes it is more appropriate to include these items in cost of sales and has made the appropriate reclassifications in the current and prior years.

Selling, general and administrative expenses increased from $33,917 to $36,056. The increase was primarily due to increased legal spending, increased personnel costs and the costs associated with the distribution of ViaSpan which the Company began distributing August 1, 2000. The prior year amount includes approximately $2.5 million in one-time legal charges associated with the finalizing of the various development and co-marketing agreements with DuPont. The increase in legal spending is primarily due to an increase in spending related to on-going patent challenges, legal research and preparation related to several additional patent challenges, the Invamed, Inc./Apothecon, Inc. litigation and antitrust litigation. Offsetting these increases is a decrease in government affairs spending associated with fewer state legislation activities related to the restriction of generic substitution. Selling, general and administrative expenses for the nine months ended March 31, 2001 also includes a $740 charge related to the Company's on-going rationalization of its New York and New Jersey manufacturing operations, as well as a reduction of several salary positions. The Company recorded a similar charge of $540 in the prior year (See Note 10 to the Consolidated Financial Statements).

Research and development expenses increased from $28,492 to $40,062. The increase was primarily due to increased payments to clinical research organizations for clinical and bio-study services associated with the Company's proprietary development activities, increased raw material purchases, increased internal development costs and payments for strategic collaborations and raw material development agreements.

Interest income increased by $4,013 primarily due to an increase in the average cash and cash equivalents balance, as well as an increase in the market rates on the Company's short-term investments.

Interest expense decreased $425 primarily due to lower fees paid on the average unsecured Tamoxifen payable balance (See Note 2 to the Consolidated Financial Statements) as well as a decrease in the Company's debt balances.

Other income increased by $3,352 primarily due to the gain realized on the sale of the Company's investment in Galen, partially offset by the charge related to the write-off of the Company's investment in Gynetics, Inc. The prior year amount reflects the gain recognized on the warrants received from Halsey Drug Company, Inc. (See Note 6 to the Consolidated Financial Statements).


Liquidity and Capital Resources

The Company's cash and cash equivalents increased from $155,922 at June 30, 2000 to $223,606 at March 31, 2001. During the nine months ended March 31, 2001, the Company increased the cash held in its interest-bearing escrow account from $74,011 at June 30, 2000 to $104,669 (See Note 2 to the Consolidated Financial Statements).

Cash provided by operating activities totaled $59,337 for the nine months ended March 31, 2001 driven by net earnings of $44,037 and non-cash charges such as depreciation and an investment write-off, as well as a decrease in working capital. The working capital decrease was led by increases in accounts payable and income taxes payable as well as a decrease in other receivables partially offset by an increase in inventories. The increase in inventory and accounts payable was almost entirely related to an increase in Tamoxifen inventory. The Tamoxifen increases were based on management's decision to increase its Tamoxifen purchases and was consistent with past trends. Other receivables at March 31, 2001 were $18,807 or $5,004 lower than those at June 30, 2000 primarily attributable to lower receivable amounts associated with the DuPont agreements. Income taxes payable increased as a result of increased taxable earnings and the timing of estimated tax payments. The Company expects a use of operating cash in its fiscal fourth quarter as a result of the timing of payments for income taxes and inventory purchases.

Approximately $7 million of the Company's quarterly cash flow from operating activities relates to payments from its contingent supply agreement with Bayer Corporation ("Bayer") related to its 1997 Cipro(R) patent challenge. Under that agreement, Bayer has, at its option, the right to allow Barr and its partner (collectively Barr) to purchase Cipro at a predetermined discount or to provide Barr quarterly cash payments. This contingent supply agreement expires in December 2003. If Bayer does not elect to supply Barr with product, Barr would receive approximately $28 to $31 million per year. However, there is no guarantee that Bayer will continue to make such payments. If Bayer elected to supply product to Barr for resale, the earnings and related cash flows, if any, Barr could earn from the sale of Cipro would be entirely dependent upon market conditions.

During the first nine months of fiscal 2001, the Company invested approximately $10 million in capital assets primarily related to upgrades and new equipment for its facilities. The Company believes it may invest an additional $5 to $7 million in capital assets in fiscal 2001 primarily on manufacturing and packaging equipment to support higher expected production volumes. The Company currently leases approximately 48,000 square feet of office space for its selling and administration functions, which expires May 2003. In fiscal 2002, the Company expects to increase its capital spending compared to fiscal 2001 through increased investments in management information systems and expansion in its distribution, research and development, manufacturing and packaging capabilities. In addition, the Company is currently evaluating an expansion of its Pomona, NY facility to accommodate the administrative functions currently located in its leased facility. As a result, the company could spend $20 to $30 million in capital projects in fiscal 2002. Over the past two years, capital projects have been funded from cash flows. Given the extent and the long-term nature of some of the planned expenditures, the Company may consider financing a portion of the expansion and believes it has the capital structure and cash flow to take on additional debt.

The Company realized approximately $12.8 million in proceeds on the sale of its investment in Galen. The Company completed the sales of its investment in Galen in March and, therefore, further gains and cash flows will not be realized.

Debt balances declined slightly during the quarter due to scheduled repayments on the Company's debt. Scheduled principal repayments on the Company's existing debt will be $124 during the quarter ending June 30, 2001. The Company did not use any funds available to it under its $20 million Revolving Credit Facility during the current quarter.

A portion of the Company's spending on proprietary product development is being reimbursed by DuPont Pharmaceuticals Company in accordance with two development agreements entered into in March 2000. During the quarter ended March 31, 2001, the Company earned approximately $3.1 million under the terms of the two agreements. Payments of $2 million per quarter over four quarters, related to the Trexall Development and Marketing Agreement, ended on December 31, 2000. The Company's final $1 million payment under that agreement was received in March for gaining FDA approval on Trexall prior to March 31, 2001. Payments under the Proprietary Product Development Agreement are reimbursements of Barr's spending up to an aggregate of $45 million on three of its proprietary products. This agreement provides for reimbursement of up to $4 to $5 million per quarter through December 2003. As of March 31, 2001 the Company had received approximately $17.2 million of the $45 million maximum.

To expand its growth opportunities, the Company has and will continue to evaluate and enter into various strategic collaborations. The timing and amount of cash required to enter into these collaborations is difficult to predict because it is dependent on several factors, many of which are outside of the Company's control. However, the Company believes, that based on arrangements in place at March 31, 2001, it could spend between $500 and $1,000 over the next twelve months for these collaborations. The $500 to $1,000 excludes any cash needed to fund strategic acquisitions the Company may consider in the future.

The Company filed a registration statement in September 2000 for the sale of 3.5 million shares of Common Stock. Of these shares, 3 million will be offered by Dr. Bernard Sherman, Barr's single largest shareholder. The Company has decided not to sell any shares in the offering at current share price levels though it retains the right to do so should market conditions become more favorable prior to closing.

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


Outlook

The following section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. The generic pharmaceutical industry is characterized by relatively short product lives and declining prices and margins as competitors launch competing products. The Company's strategy has been to develop generic products with some barrier to entry to limit competition and extend product lives and margins. The Company's expanded efforts in developing and launching proprietary products is also driven by the desire to market products that will have limited competition and longer product lives. The Company's future operating results are dependent upon several factors that impact its stated strategies. These factors include the ability to introduce new products, patient acceptance of new products and new indications of existing products, customer purchasing practices, pricing practices of competitors, spending levels including research and development and patent activities as well as risk factors contained in the Company's Registration Statement on form S-3 as filed with the Securities and Exchange Commission. In addition, the ability to receive sufficient quantities of raw materials to maintain its production is critical. While the Company has not experienced any interruption in sales due to lack of raw materials, the Company is continually identifying alternate raw material suppliers for many of its key products in the event that raw material shortages were to occur. The Company's operating results are expected to be significantly impacted by a favorable final decision regarding its challenge of the Prozac(R) patent. The timing and impact of the launch of Prozac in fiscal 2002 is dependent on several factors outside the Company's control including decisions on the period of market exclusivity that Barr may be entitled to receive. The Company has not provided earnings guidance on the impact of its launch of the generic form of the 20mg Prozac capsule on its consolidated financial statements.

Quarter Ending June 30, 2001

Product sales are expected to increase in the quarter ending June 30, 2001 compared to same period in the prior year. The year over year increase is expected to be driven primarily by higher Tamoxifen sales and increases in sales of other products. The Company believes that Tamoxifen sales will not repeat the declines experienced in prior fiscal fourth quarters but rather, should increase to be in the low to mid $90 million range in the quarter ended June 30, 2001. This increase over the prior year is related to the timing of the price increase described earlier. Other product sales are expected to increase compared to the prior year primarily due to contributions from products launched in fiscal 2001 including ViaSpan and continued expected growth of Warfarin Sodium.

Development and other revenues are expected to be approximately $2 to $4 million in the fiscal fourth quarter and are dependent upon the Company's spending on products covered by the Proprietary Drug Development Agreement.

Proceeds from patent challenge settlement represents amounts earned under the terms of the supply agreement entered into as part of the settlement of the Company's patent challenge on Bayer's CIPRO antibiotic. Under the terms of the supply agreement, Bayer can elect to supply Barr and its partner product at a predetermined discount or if Bayer does not make such election, is entitled to receive cash payments ranging from $28 to $31 million per year. If Bayer does not elect to provide product to Barr for resale, the Company expects to record proceeds of approximately $7.3 million, up slightly from prior year and from the prior quarter.

Barr's product margins represent the amount of gross profit it expects to earn on product sales expressed as a percentage of product sales. Barr's overall margins on product sales in the fourth quarter are expected to increase slightly compared to prior year and prior quarter. Tamoxifen margins are expected to be higher in the quarter ended June 30, 2001 versus the prior year due to the price increase instituted last quarter. Margins on other product sales are expected to be in line or down slightly compared to the prior year primarily due to the reclassification of ViaSpan royalties to cost of sales from selling, general and administrative expenses.

Selling, general and administrative expenses are expected to increase in the quarter ended June 30, 2001 compared to the prior quarter to a range of $12.5 and $13.5 million. Such increase is expected to be driven primarily by higher sales and marketing costs associated with the launch of the Company's Trexall proprietary product.

Research and development costs are anticipated to increase to approximately $14.5 to $16 million in the quarter ended June 30, 2001. A portion of this increase is related to expected spending on the third product in the DuPont proprietary drug development agreement. Spending on proprietary products not covered by the DuPont agreement are also expected to increase slightly in the quarter ended June 30, 2001 compared to the prior quarter. Barr has also increased its efforts for product acquisitions and licensing opportunities for both proprietary and generic products. The exact amount of money spent and additional expense reflected from these activities cannot be determined at this time. If such opportunities are pursued and finalized, the Company's research and development spending in the fourth quarter of fiscal 2001 could be higher than the forecasted amount. Management believes such activities create valuable potential opportunities for its shareholders and therefore has and will continue to pursue such opportunities.

Interest income is expected to remain consistent with prior quarter's total as lower rates on investments slightly offset higher average cash in the quarter ended June 30, 2001 versus the prior quarters levels.

Barr expects its effective tax rate in the fiscal fourth quarter to be approximately 37.5%, which is consistent with the prior quarter.

Diluted shares outstanding are based on shares outstanding and the dilutive effect of warrants and options that are outstanding. The dilutive effect of outstanding warrants and options is based on the strike price of such warrants and options and Barr's average stock price during the quarter. Shares outstanding during the quarter could be impacted by shares issued in connection with option exercises and from any shares the Company may decide to include in the stock offering discussed earlier. Barr expects diluted shares outstanding to be consistent with the third quarter totals.

Fiscal Year Ending June 30, 2002

Product sales in fiscal 2002, excluding sales of fluoxetine, are expected to increase to approximately $600 million. Tamoxifen is expected to continue to make up the majority of product sales and is expected to contribute approximately $350 million. This growth primarily reflects an expected annual price increase the timing and extent of which is controlled by AstraZeneca. Other product sales are also expected to increase compared to fiscal 2001 primarily from sales of new generic products, sales of Trexall and full year sales of generic products launched in fiscal 2001 that will more than offset expected declines in existing generic product sales.

Development revenues depend on the Company's spending on the products covered by the proprietary drug development agreement with DuPont. Such amounts are limited to a maximum of $5 million per quarter for fiscal year 2002. The Company expects that total development and other revenue will grow by less than 10% versus the current year's estimated total. This assumes that spending on the products covered by the agreement will increase by approximately $5 to 6 million from fiscal 2001 as the Company begins to incur costs on the third product covered by the agreement. That increase is expected to more than offset the reduction in development revenues from the Trexall Development and Marketing Agreement, which ended in March 2001.

Proceeds from patent challenges represent amounts earned under the terms of the supply agreement entered into as part of the settlement of the Company's patent challenge on Bayer's CIPRO antibiotic. Under the terms of the supply agreement, Bayer can elect to supply Barr and its partner product at a predetermined discount or if Bayer does not make such election, Barr is entitled to receive cash payments ranging from $28 to $31 million per year. In accordance with the supply agreement, if Bayer does not elect to provide product to Barr for resale, Barr should record proceeds of approximately $31 million up from approximately $28 million in fiscal 2001. Once Bayer elects to allow Barr to purchase product for resale, the amount Barr could earn cannot be determined at this time since such amount would be dependent upon market conditions.

Barr's product margins represent the amount of gross profit it expects to earn on product sales expressed as a percentage of product sales. Barr's overall margins on product sales are dramatically effected by Tamoxifen sales. As a distributor of Tamoxifen, Barr earns margins that historically have been approximately 14.5% to 15.0% per year. Because Tamoxifen sales comprise approximately 60% of product sales, Barr's overall product margin is somewhat lower than many of its competitors. In addition, the Company's overall product margins can fluctuate quarterly based on Tamoxifen's relative contribution to sales in a given quarter. Barr expects its margins on Tamoxifen to remain at approximately 15% for fiscal 2002 and expects that margin to range from approximately 14% to 17% among the fiscal quarters with higher margins occurring in those quarters immediately following price increases. These higher margins should decline toward the lower end of the range once Barr has sold its inventory at the time of the price increase. Margins on other product sales were in the mid 50% range for the nine months ended March 31, 2001. They are expected to increase in fiscal 2002 as new product launches more than offset stable or declining margins on the rest of the Company's product line.

Selling, general and administrative expenses are expected to increase nearly 20% to approximately $57 to $59 million. Such increase is driven primarily by higher sales and marketing costs associated with supporting the Company's Trexall proprietary product including sales royalties expected to be earned by DuPont Pharmaceuticals for providing the sales force used to promote the product directly to physicians. Other selling, general and administrative expense increases include higher distribution costs due to higher expected sales volumes and higher expected legal costs due to an increase in patent challenge activities and higher costs associated with defending the Company against numerous class action suites relating to the Company's patent challenge settlements.

Research and development costs are anticipated to increase approximately $15 to $16 million to $70 to $72 million. A portion of this increase is related to expected spending on the third product in the DuPont proprietary drug development agreement. As previously discussed, all spending under that agreement is expected to be reimbursed by DuPont up to the specific limits discussed.

Spending on proprietary products not covered by the DuPont agreement are also expected to increase. Barr has increased its efforts in seeking product acquisitions and licensing opportunities for both proprietary and generic products. The exact amount of money spent and additional expense reflected from these activities cannot be determined at this time. If such opportunities are pursued and finalized, the Company's research and development spending in fiscal 2002 could be substantially higher than the forecasted amount. Management believes such activities create valuable potential opportunities for its shareholders and therefore has and will continue to pursue such opportunities.

Interest income is expected to remain flat with the prior year as lower market interest rates should be somewhat offset by higher levels of cash expected to be generated during the year.

Interest expense is expected to decline compared to prior year due to planned repayment of debt balances. Interest expense levels are also impacted by the Company's decisions regarding balances in its Tamoxifen escrow account. During all of fiscal 2001, the Company fully funded its escrow account yielding nominal interest charges for the nine months ended March 31, 2001. At this time, the Company anticipates a similar strategy. However, the Company may decide to use its cash for other purposes which may cause such interest charges to increase. The Company pays AstraZeneca a small fee for the difference between the Company's payable balance arising from the purchase of Tamoxifen and the amount the Company decides to invest in the related escrow account. The average payable balance during the nine months ended March 31, 2001 was $94 million.

Based on these and other factors, the Company believes it can earn between $75 and $80 million for the fiscal year ending June 30, 2002.

The Company's weighted average shares outstanding depends on several factors including the number of employee and director stock options granted by the Company during the year, the Company's stock price during the year in relation to the strike prices of its options and warrants outstanding and whether the Company would issue shares if it decides to pursue any strategic acquisitions.

Fluoxetine

Fluoxetine is the generic equivalent of Eli Lilly Company's antidepressant Prozac. The Company filed its ANDA for the 20mg capsule version of fluoxetine in February 1996, and was sued for patent infringement by Lilly, initiating the patent challenge process. The 20mg capsule product had annual sales of approximately $2.2 billion for the twelve months ended January 31, 2001.

On August 9, 2000, the U.S. Court of Appeals for the Federal Circuit, located in Washington, D.C. ruled in favor of our challenge to a Lilly patent protecting Prozac. On October 6, 2000, Lilly filed a petition asking the full panel of the Court of Appeals to rehear the case. The Court of Appeals has not yet ruled on Lilly's petition, and Lilly is expected to seek review by the U.S. Supreme Court if the Court of Appeals does not reverse the present ruling. If the August 9, 2000 ruling is not reversed, Barr and its partner, Apotex Inc., expect to introduce a more affordable generic 20mg capsule Prozac product in August 2001, after the expiration of the additional six months of exclusivity Lilly was granted by the FDA for pediatric use. This pediatric exclusivity follows the February 2001 expiration of an earlier patent covering Prozac.

As the first to file an application for the 20mg Prozac capsule challenging Lilly's patent, Barr believes it is entitled to the 180 day generic exclusivity granted under the Hatch-Waxman Act. However, the Company can give no assurance that its position on the implementation of the FDA's exclusivity rules will prevail. If Barr loses some or all of its exclusivity, the value of the favorable ruling could be substantially diminished.

The Company has not previously provided estimates of the earnings the Company could realize in fiscal 2002 from selling its generic version of the 20mg Prozac capsule. Such earnings are dependent upon several factors, some of which are not controlled by Barr and include:

         -        The estimated length of Barr's market exclusivity;

         - The estimated rate of substitution and related market share Barr and its partner could achieve during the exclusivity period and beyond;

         - The estimated pricing Barr sets for its product during the exclusivity period;

         - The estimated extent of price declines in Barr's selling price following Barr's period of market exclusivity when numerous other generic companies are expected to launch competing fluoxetine products.

Due to the number of factors affecting the impact of Barr's expected launch of its 20mg fluoxetine capsule and the uncertainty surrounding many of these factors, there is a wide range in the estimated earnings Barr may earn from the product. For example, among the research analysts from the firms managing the underwriting of Barr's secondary stock offering, the earnings impact from the sale of generic Prozac ranges from $2 to $3 per share for the fiscal year ending June 30, 2002.

The Company believes that an earnings contribution from generic Prozac in that range for the year ending June 30, 2002 could be achieved.

Forward-Looking Statements

Except for the historical information contained herein, this Form 10-Q contains forward-looking statements, all of which are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include: the timing and outcome of legal proceedings; the difficulty in predicting the timing of FDA approvals; the difficulty in predicting the timing and outcome of court decisions on patent challenges; the court and FDA decisions on exclusivity periods; market and customer acceptance and demand for new pharmaceutical products; the ability to market proprietary products; the impact of competitive products and pricing; timing and success of product development and launch; availability of raw materials; the regulatory environment; fluctuations in operating results; and, other risks detailed from time-to-time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements can be identified by their use of words such as "expects," "plans," "will," "should," "believes," "may," "estimates," "intends" and other words of similar meaning. Should known or unknown risks or uncertainties materialize, or should our assumptions prove inaccurate, actual results could vary materially from those anticipated.


ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in the 2000 Annual Report on Form 10-K/A, the Company's exposure to market risk from changes in interest rates, in general, is not material.


PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

            Class Action Lawsuits

            Ciprofloxacin (Cipro) Class Action Suits

            The Company has been named as a defendant in several actions related to its settlement of the Cipro patent challenge. The following complaints represent indirect purchaser class-action complaints alleging violation of federal antitrust laws and/or state antitrust and consumer protection laws on the grounds that the 1997 Bayer-Barr settlement agreement was allegedly anti-competitive. Plaintiffs seek to recover overcharges paid as a result of the allegedly anti-competitive activities and, where appropriate, treble damages. The following plaintiff has filed, on the date indicated, a class-action complaint against Bayer and Barr in state court:
            Deborah Patane filed in California Superior Court, San Francisco County (1/30/01). The following action has been filed in the U.S. District Court: Board of Trustees of the United Food & Commercial Workers of Arizona Health & Welfare Trust (D. Arizona 1/11/01).

            Tamoxifen Citrate Class Action Suits

            The following complaint represents a putative consumer class action complaint, brought under state anti-trust statutes, arising out of Zeneca's and Barr's 1993 settlement of a patent infringement action. The complaint alleges that the 1993 settlement insulates Zeneca and the Company from generic competition and enables Zeneca and Barr to charge artificially inflated prices for Tamoxifen citrate. Plaintiff seeks to recover both Barr's and Zeneca's profits and treble damages for the alleged anti-trust violations. The following plaintiff has filed action in state court: Blonstein filed in Fla. State Ct. (3/27/01).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibit Number          Exhibit

            None

(b)         There were no reports filed on Form 8-K in the quarter ended
            March 31, 2001.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BARR LABORATORIES, INC.



Dated: May 15, 2001                 /s/ William T. McKee
                                    --------------------
                                    William T. McKee
                                    Chief Financial Officer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)