Form 10-K405
period 2001-06-30
BARR LABORATORIES INC
filed 2001-08-24
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001 or

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

Yes   X      No
    -----       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the Registrant held by nonaffiliates was approximately $1,632,081,170 as of June 30, 2001 (assuming solely for purposes of this calculation that all Directors and Officers of the Registrant are "affiliates").

Number of shares of Common Stock, Par Value $.01, outstanding as of June 30, 2001: 35,404,437

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S 2001 ANNUAL REPORT TO SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN PART II AND PART IV HEREOF. PORTIONS OF THE REGISTRANT'S 2001 PROXY STATEMENT ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

                                     PART I

ITEM 1. BUSINESS

SAFE HARBOR STATEMENT

To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include: the timing and outcome of legal proceedings, including Eli Lilly & Company's, or Lilly's, appeal to the Supreme Court; the difficulty of predicting the timing of U.S. Food and Drug Administration, or FDA, approvals; the difficulty in predicting the timing and outcome of court decisions on patent challenges; the court and FDA's decisions on exclusivity periods; competitors ability to extend exclusivity periods past initial patent terms; market and customer acceptance and demand for new pharmaceutical products; ability to market proprietary products; the impact of competitive products and pricing; timing and success of product development and launch; availability of raw materials; the regulatory environment; fluctuations in operating results; and, other risks detailed from time-to-time in the Company's filings with the Securities and Exchange Commission, or SEC.

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

OVERVIEW

    We are a specialty pharmaceutical company engaged in the development, manufacture and marketing of generic and proprietary prescription pharmaceuticals. We currently market approximately 85 pharmaceutical products, representing various dosage strengths and product forms of approximately 35 chemical entities. Our product line focuses principally on the development and marketing of generic and proprietary products in the oncology and female healthcare categories, including hormone replacement and oral contraceptives.

Merger with Duramed Pharmaceuticals, Inc.

On June 29, 2001, we announced a definitive agreement for a stock-for-stock merger with Duramed Pharmaceuticals, Inc., or Duramed, a developer, manufacturer and marketer of prescription drug products, focusing on women's health and the hormone replacement therapy markets. Under the terms of the agreement, Duramed common shareholders will receive a fixed exchange ratio of 0.2562 shares of our common stock for each share of Duramed common stock. Duramed preferred stock shareholders will receive 5.0632 shares of Barr common stock for each share of Duramed preferred stock. The transaction is subject to customary approvals and other conditions, and is expected to close late in our first fiscal quarter or early in our second fiscal quarter. The transaction is expected to be a tax-free exchange, and accounted for under the "pooling-of-interests" method.

One of the benefits of the merger with Duramed is the opportunity to bring Duramed's sales force to the combined company. Since 1999, Duramed has been using Cardinal Health Inc.'s contract sales organization to position one of its proprietary products. Duramed has the right to bring this sales force in-house in July 2002 by offering employment to the sales representatives. This experienced sales team could allow the combined company to better position its new products within the physician community and to pursue more aggressively product-licensing opportunities.

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

GENERIC PHARMACEUTICALS

    Our generic product line includes approximately 85 pharmaceutical products representing various dosage strengths and product forms of approximately 35 chemical entities. Our products are manufactured in tablet, capsule and powder form.

Key Generic Products

    The following are descriptions of the products that contribute significantly to our sales and gross profit. Product data is derived from industry sources.

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

    Tamoxifen accounted for approximately 65%, 68% and 66% of our product sales during fiscal 2001, 2000 and 1999, respectively. Currently, we are the only distributor of Tamoxifen in the United States other than its innovator, AstraZeneca, whose product is sold under a brand name. We distribute Tamoxifen under an agreement with AstraZeneca, and therefore our gross margins for Tamoxifen are substantially lower than our gross margins for our manufactured products.

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

    We have a tentatively approved Abbreviated New Drug Application, or ANDA, to manufacture the 10 mg tablet of Tamoxifen and are awaiting approval of our 20 mg tablet application. After the patent expires in August 2002, we expect that we will either continue to sell Tamoxifen as a distributed product or as our own manufactured product. Our cost to manufacture Tamoxifen should be lower than our cost to purchase it and, as a result, we believe our profit margins on Tamoxifen will improve once we begin to sell our manufactured product. We expect that additional competitors will enter the market upon patent expiry or six months later if AstraZeneca obtains a pediatric extension. Whenever this occurs, we believe that while our revenues and market share will be negatively affected, our gross margins on the sales of Tamoxifen will exceed those we currently earn as a distributor.

    Warfarin Sodium. Warfarin Sodium is the generic equivalent of DuPont Pharmaceutical's Coumadin, an anticoagulant that is given to patients with heart disease and/or high risk of stroke. We launched Warfarin Sodium in July 1997 and are one of three generic suppliers of the product. Warfarin Sodium accounted for approximately 14%, 14% and 15% of our product sales during fiscal 2001, 2000 and 1999, respectively.

Generic Product Research and Development

    We are developing more than 60 pharmaceutical products, including 18 new generic product ANDAs filed during fiscal 2001. Currently we have approximately 26 ANDAs pending at the FDA.

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

    We sell our generic products primarily to approximately 140 direct purchasing customers and approximately 105 indirect customers that purchase our products from wholesalers. In fiscal 2001, 2000 and 1999, McKesson Drug Company, the nation's largest pharmaceutical wholesaler, accounted for approximately 15%, 16% and 14%, respectively, of product sales. No other customer accounted for greater than 10% of product sales in any of the last three fiscal years.

    During the past four years the number of companies we sell to has declined due to industry consolidation. In addition, a number of customers have instituted buying programs that limit the number of generic suppliers they buy from. Having fewer customers and changes in customer buying patterns have increased competition among generic drug marketers. Adding to these market pressures, managed care organizations have in some cases limited the number of authorized vendors. In addition, mail-order prescription services, which typically purchase product from a limited number of suppliers, have continued to grow. While we believe that we have excellent relationships with our key customers, a continuation or expansion of the changes described above could negatively impact our business.

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

Currently Marketed Products

    Mylocel(TM). Mylocel is the trademark name for our 250 mg and 1000 mg Hydroxyurea tablets. Hydroxyurea is an anti-cancer agent used in the treatment of melanoma, resistant chronic myelocytic leukemia, and recurrent, metastatic, or inoperable carcinoma of the ovary, as well as certain head and neck cancers. We received FDA approval to market two new dosage strengths of Hydroxyurea, a 1000 mg tablet and a 250 mg tablet in August 2000 and September 2000, respectively. Our new dosage strength products are designed to simplify drug therapy and enhance patient compliance by eliminating the larger number of doses that patients are currently required to ingest. In addition, our tablets are scored to allow patients to adjust their dosage levels more accurately. In January 2001, we signed a Licensing and Distribution Agreement with MGI Pharma, Inc., under which we granted MGI the exclusive distribution rights to market, sell and distribute Mylocel in the United States for 10 years. MGI launched the product in March 2001.

    Trexall(TM). Trexall is the trademark name for our 5, 7.5, 10 and 15 mg Methotrexate tablets. Methotrexate is used in the treatment of certain forms of cancer, severe psoriasis and adult rheumatoid arthritis. We received FDA approval to market four new dosage strengths of Methotrexate in March 2001. Our new dosage strength products are designed to simplify drug therapy and increase patient convenience and compliance. Prior to Trexall's approval, Methotrexate tablets were only available in a 2.5 mg strength tablet. DuPont Pharmaceuticals began detailing Trexall directly to target physicians in mid-May. We record the sales from the product and pay a royalty to DuPont based on net sales. Our agreement with DuPont has a term of 5 years, but may be cancelled earlier upon notice.

    ViaSpan(R). In August 2000, we began to market ViaSpan. ViaSpan is a solution used for hypothermic flushing and storage of organs including kidney, liver and pancreas at the time of their removal from the donor in preparation for storage, transportation and eventual transplantation into a recipient. We acquired the marketing rights to ViaSpan in the United States and Canada from DuPont Pharmaceuticals Company through December 2007 as part of a co-development and marketing alliance. Under that agreement, we purchase finished product, sell it under a Barr label, and pay a royalty to DuPont. We now exclusively market the product in both the United States and Canada to approximately 175 customers, primarily transplant centers and hospitals. Since ViaSpan is sold to a relatively small number of customers, the costs and risks assumed by us to market ViaSpan are not substantially different from the costs and risks assumed by us to market any of our other products. ViaSpan is patent protected through December 2007.

Proprietary Products under Development

    We have a number of other proprietary pharmaceutical products under development including the five listed in the following chart. These five products are expected to compete in therapeutic categories, such as oncology and oral contraception.

                              PROPRIETARY PIPELINE

                     PRODUCT                       CATEGORY         DOSAGES
                     -------                       --------         -------
                  BRL3                             Oncology            1

                  CyPat(TM)                        Oncology            1

                  SEASONALE(TM)               Oral Contraceptive       2

                  Japanese  Encephalits           Anti-Viral           1
                  Vaccine

                  DP3                          Female Healthcare       2

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

    We have initiated a Phase III, randomized, multicenter, placebo-controlled, double blind clinical trial to study the efficacy and safety of CyPat for the treatment of hot flashes following surgical or chemical castration in prostate cancer patients. The clinical studies are expected to include approximately 600 patients at approximately 60 sites across the country. We have enrolled approximately 300 patients to date. We are working to complete enrollment of our Phase III clinical trial by March 2002. Pending FDA approval, CyPat could reach consumers as early as the second half of calendar 2004. We expect to receive a five-year new chemical entity exclusivity and have a patent, which expires in 2018, that covers the use of CyPat in prostate cancer patients. We also have additional patents pending and in development for CyPat.

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

    As of January 2001, we completed enrollment and more than 1,300 patients have been participating in our Phase III clinical study. The Phase III study is a prospective, parallel, multicenter, open-label, randomized study evaluating the use of two dose levels of SEASONALE in a 91-day cycle administered for approximately 12 months and two dose levels of conventional oral contraceptive therapy administered for approximately 12 months. We expect to complete our Phase III clinical trial by the first quarter of calendar 2002. Pending FDA approval, SEASONALE could reach consumers as early as the second half of calendar 2003. The SEASONALE regimen is patent protected through 2017.

    DP3. In addition to CyPat and SEASONALE, we have also initiated Phase III development of an undisclosed third DuPont-funded product. This product, in the therapeutic category of female healthcare, is scheduled to begin in our first quarter of fiscal 2002.

Barr/DuPont Pharmaceuticals Co-Development and Marketing Alliance

    In March 2000, we announced four agreements with the DuPont Pharmaceuticals Company that resolved a legal dispute between our two companies. The first agreement with DuPont provides up to $45 million to support the ongoing development of three proprietary products: the CyPat prostate cancer therapy; the SEASONALE oral contraceptive; and a third product, DP3, which we have identified but not yet disclosed. We will be responsible for marketing these three products, although DuPont may elect to play a role in product co-promotion, and DuPont may receive royalties based on product sales. Under terms of the second agreement, DuPont assumes sales and marketing responsibility for Trexall, a proprietary product that we developed internally. We launched Trexall in May 2001. The third agreement transferred the responsibility of marketing DuPont's ViaSpan organ transplant preservation agent to us. Under the fourth agreement, we granted DuPont warrants to purchase 1.5 million shares of our common stock: 750,000 shares at $31.33 per share and 750,000 shares at $38.00 per share. The warrants expire in March 2004 and are exercisable at any time by the warrant holder.

Proprietary Product Sales And Marketing

    We are evaluating various strategies for selling and marketing our proprietary pharmaceuticals. These strategies include any combination of the following:

    - licensing our proprietary products to other pharmaceutical companies with sales organizations sufficient to support our products,

    - entering into co-promotion or contract sales arrangements with respect to the products,

    - establishing our own sales organization and related infrastructure, and/or

    - acquiring a company with an existing sales force (See Overview section regarding the pending merger with Duramed).

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

    Because of the potential value of the 180-day market exclusivity as the only generic in the market for that period, our usual strategy or goal is to be the first company to file a paragraph IV certification. We have initiated nine patent challenges: two have been resolved through settlement, two have resulted in favorable court decisions pending appeals, four are awaiting court decisions and, in one case, the patent was upheld.

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

                            PATENT CHALLENGE HISTORY

                           PRODUCT (BRAND NAME)            OUTCOME                       STATUS
                           --------------------            -------                       ------
                       Tamoxifen (Nolvadex)           - Resolved                 - Tentatively approved ANDA
                         10 mg tablet                                            - Non-exclusive distribution
                                                                                   agreement until August 2002
                                                                                 - Continue supply agreement or
                                                                                   launch manufactured version after
                                                                                   patent expiry



                       Ciprofloxacin (Cipro)          - Resolved                 - Tentatively approved ANDA
                                                                                 - Contingent non-exclusive supply
                                                                                   agreement until December 2003
                                                                                 - Right to distribute with partner
                                                                                   six months before patent expiry



                       Fluoxetine (Prozac)            - 2003 Patent Invalidated  - Launched product Aug. 2001
                         20 mg capsule                - Appeal to Supreme
                                                        Court expected

                       Norethindrone/ethinyl            - Pending                   - Tentatively approved ANDA
                         estradiol (Ortho-Novum 7/7/7)

                       Norgestimate/ethinyl             - Pending                   - ANDA filed
                         estradiol
                         (Ortho Tri-Cyclen)

                       Flecainide Acetate (Tambocor)    - Summary Judgment Granted  - ANDA filed
                                                        - Appeal Pending

                       Fexofenadine Hydrochloride       - Pending                   - ANDA filed
                         capsules (Allegra)

                       Norethindrone acetate/ethinyl    - Pending                   - ANDA filed
                         estradiol (Estrostep)

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

    In January 1997, Bayer AG, Bayer Corporation ("Bayer") and we agreed to settle the then pending litigation regarding Bayer's patent protecting ciprofloxacin hydrochloride. Under the settlement agreement, we withdrew our patent challenge by amending our ANDA from a paragraph IV certification (claiming invalidity) to a paragraph III certification (seeking approval upon patent expiry) and acknowledged the validity and enforceability of the Ciprofloxacin patent. In addition, we entered into a non-exclusive supply agreement which ends at the date of patent expiry, currently December 2003. The settlement agreement with Bayer does not prevent us from withdrawing our ANDA. However, it is in our commercial interest to maintain our tentatively approved ANDA so that after Bayer's patents do expire or are found invalid, we can receive final FDA approval and begin to manufacture and sell a generic Ciprofloxacin product manufactured under our ANDA. Under the supply agreement, Bayer has the option to either make payments to Barr or allow Barr and Rugby Laboratories, now owned by Watson Pharmaceuticals, Inc., to purchase Ciprofloxacin from Bayer at a predetermined discount. If Bayer chooses not to provide the product to Barr, we would recognize proceeds of approximately $31 million per year through the year ending June 30, 2003. If Bayer elects to provide us product for resale, the amount we could earn would be dependent upon numerous market factors.

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

    Fluoxetine.  See Item 3. Legal Proceedings

    After a successful ruling by the U.S. Court of Appeals for the Federal Circuit, located in Washington D.C. in favor of our challenge to Lilly's patent protecting Prozac, Barr launched Fluoxetine, the generic equivalent to Lilly's anti-depressent, Prozac. In addition, as the first to file an application for the Prozac 20 mg capsule challenging Lilly's listed patents, we believe we are entitled to the 180-day generic exclusivity granted under the Hatch-Waxman Act. However, we can give no assurances that our position on the implementation of the FDA's exclusivity rules will prevail. However, given the timing of the final order in the patent infringement case, we believe that at a minimum, we will enjoy approximately 175 days of marketing exclusivity.

    We have a partner in our challenge of Lilly's patents for Prozac, Apotex, Inc., which is beneficially owned by Dr. Bernard C. Sherman, a director of Barr. We will share the benefits of the launch of Fluoxetine with Apotex, Inc.

    Norethindrone/ethinyl estradiol.  See Item 3. Legal Proceedings

    Norgestimate/ethinyl estradiol.  See Item 3. Legal Proceedings

    Flecainide Acetate.  See Item 3. Legal Proceedings

    Fexofenadine Hydrochloride.  See Item 3. Legal Proceedings

    Norethindrone acetate/ethinyl estradiol.  See Item 3. Legal Proceedings

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

    Recent court decisions have also complicated the generic exclusivity issue. In one case, a federal district court held that we would not be entitled to generic exclusivity on Tamoxifen, because our challenge to the tamoxifen patent was settled after a district court had found the patent to be unenforceable and because we changed our paragraph IV certification to a paragraph III certification as part of the settlement of the patent challenge case. We have appealed this decision. In another case, a federal district court in West Virginia upheld the FDA's conclusion that a patent challenger's distribution of a licensed product manufactured by the patent holder triggered the commencement of the generic exclusivity period. Unless reversed or vacated on appeal, the decisions in these cases could prevent us from obtaining generic exclusivity on Tamoxifen and Ciprofloxacin, but would not prevent us from manufacturing and marketing our generic tamoxifen or ciprofloxacin products.

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

    The facts and circumstances of each patent challenge differ significantly. It is, therefore, impossible for us to provide a general conclusion as to the ultimate effect the proposed rule and the guidance and effect of pediatric exclusivity would have on the exclusivity status of our patent cases. Nevertheless, if adopted, the proposed rule and guidance could diminish the value of the 180-day marketing exclusivity period because, as discussed above, they increase the likelihood that the first patent challenger would lose some or all of the benefit of the marketing exclusivity period.

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

    The federal antitrust authorities, including the FTC, have indicated they intend to conduct a broad inquiry into alleged anti-competitive practices in the entire pharmaceutical industry, including practices relating to patent challenges and settlements. The FTC has indicated that the study will enable the Commission to provide a more complete picture of how generic drug competition has developed under the Hatch-Waxman Act. The FTC has already investigated several cases in which manufacturers of pharmaceutical drug products and potential generic competitors have allegedly entered into anti-competitive agreements to delay generic entry, and has taken enforcement action against some alleged anticompetitive agreements. The FTC has indicated that its broader study is designed to shed light on matters such as whether the agreements the FTC has found are isolated instances and whether particular provisions of the Hatch-Waxman Act have operated appropriately to balance the legitimate interests of pharmaceutical companies in protection of their intellectual property and the legitimate interests of generic companies in providing competition. In the spring of calendar 2001 the FTC issued special orders to approximately 100 pharmaceutical companies. Barr received its special order on April 30, 2001 and has provided responses to the FTC. The FTC has stated that it plans to compile the requested information to provide a factual description of how the 180-day marketing exclusivity and 30-month stay provisions of the Hatch-Waxman Act have influenced the development of generic drug competition.

    It is possible that the FTC may take no action, may make recommendations to FDA or others, may adopt procedural notification devices, or may bring enforcement actions as to specific agreements it concludes are anticompetitive. Given the early stage of the inquiry, we cannot conclude whether and how this inquiry will affect our long-range business. As discussed previously, any limitations on the 180-day exclusivity provisions may decrease our opportunities for generic exclusivity in the future.

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

    If the FDA believes a company is not in compliance with cGMP, sanctions may be imposed upon that company including:

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

EMPLOYEES

Our success depends on our ability to hire and retain highly qualified scientific and management personnel. We face intense competition for personnel from other companies, academic institutions, government entities and other organizations. As of June 30,

2001, we had approximately 685 full-time employees including 111 in research and development and 479 in production and quality assurance/control. Approximately 83 are represented by a union that has a collective bargaining agreement with us. Our current collective bargaining agreement with our employees, who are represented by Local 2-149 of the Paper, Allied, Chemical and Energy (PACE) Union International, expires on April 1, 2005. We believe that our relations with our employees are good and we have no history of work stoppages.

PRODUCT DEVELOPMENT

As discussed above, the Company's product development efforts are focused in two principal product areas: unique generic products and a portfolio of proprietary products.

For the fiscal years ended June 30, 2001, 2000 and 1999, total research and development expenditures were approximately $53, $40 and $23 million, respectively. The increase in research and development investment during the past two fiscal years funded an enhanced commitment to both generic and proprietary product development activities. Research and development expenditures for generic development activities include personnel costs, costs paid to third party contract research organizations for conducting bioequivalence studies and costs for raw materials used in developing the products. Proprietary development costs are paid primarily to third party clinical research organizations who are responsible for conducting the clinical trials required to support a product application with FDA. The Company anticipates that research and development expenditures will increase 30-35% during fiscal 2002, due to continued investment in new generic drug development, continued progress on proprietary product development, and clinical studies related to two IND applications. A portion of our proprietary research and development costs are reimbursed by DuPont Pharmaceuticals in accordance with a proprietary product development funding agreement. Such amount totaled $17,008 and $12,000 in 2001 and 2000, respectively.

COMPETITION

The Company competes in varying degrees with numerous other manufacturers of pharmaceutical products, both branded and generic. These competitors include:

- the generic divisions and subsidiaries of brand pharmaceutical companies, including Apothecon Inc. and Geneva Pharmaceuticals, Inc., subsidiaries of Novartis AG;

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

GOVERNMENT RELATIONS ACTIVITIES

As a record number of branded pharmaceutical products are scheduled to go off patent over the next several years, the branded pharmaceutical industry has increased efforts to utilize state and federal legislative and regulatory arenas to delay generic competition, or limit the severe market erosion they can experience once monopoly protection is lost for the branded product. Efforts to achieve these goals include, but are not limited to, filing additional patents in the Approved Drug Products with Therapeutic Equivalence Evaluations book in an attempt to increase the period of patent protection for products, directly petitioning the FDA to request amendments to FDA standards through the Citizen Petition process, seeking changes in United States Pharmacopeia standards and attempting to extend patents by attaching amendments to important federal legislation. Federal legislation designed to extend the patents an additional three years on several drugs, due to perceived delays in the FDA approval process, has been introduced. State by state initiatives to enact legislation opposing the substitution of equivalent generic drugs is an additional anti-generic defense strategy.

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

Because a balanced and fair legislative and regulatory arena is critical to the generic pharmaceutical industry, the Company has and will continue to put a major emphasis in terms of management time and financial resources on government affairs activities. We currently maintain an office and staff a full-time government affairs department in Washington, D.C., that maintains responsibility for coordinating state and federal legislative activities and coordination with the generic industry trade association.

ITEM 2.  PROPERTIES

We have facilities and operations in Pomona and Blauvelt, New York; Northvale, New Jersey; Forest, Virginia; Bala Cynwyd, Pennsylvania; and Washington, D.C. The following table presents the facilities owned or leased by us and indicates the location and type of each of these facilities.

                                  SQUARE
LOCATION                          FOOTAGE  STATUS         DESCRIPTION
--------                         --------- ------  ---------------------------
NEW JERSEY
Northvale....................     27,500   Owned   Manufacturing

NEW YORK
Blauvelt.....................     38,600   Leased  Corporate Administration
Pomona 1.....................     34,000   Owned   R&D, Laboratories, Manufacturing
Pomona 2.....................     90,000   Owned   Laboratories, Administrative Offices,
                                                   Manufacturing, Warehouse

PENNSYLVANIA
Bala Cynwyd .................      2,900   Leased  Administration

VIRGINIA
Forest.......................    165,500   Owned   Administrative Offices, Manufacturing,
                                                   Warehouse,

                                                   Packaging, Distribution

WASHINGTON D.C...............      1,800   Leased  Corporate Administration

Over the past three fiscal years, the Company has spent approximately $42 million in capital expenditures primarily to expand manufacturing capacity, extend research and development activities and strengthen certain competitive advantages. The Company believes that its current facilities are in good condition and are being used productively and are adequate to meet current operating requirements.

ITEM 3.   LEGAL PROCEEDINGS

PATENT CHALLENGES

In February 1996, Barr filed an ANDA seeking approval from the FDA to market the 20 mg capsule of fluoxetine hydrochloride ("Fluoxetine"), the generic equivalent of Eli Lilly & Company's ("Lilly") Prozac. The Company notified Lilly pursuant to the provisions of the Hatch-Waxman Act, and on April 19, 1996, Lilly filed a patent infringement action in the United States District Court for the Southern District of Indiana - Indianapolis Division seeking to prevent Barr from marketing its Fluoxetine until certain U.S. patents expire in 2003.

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

On July 27, 2001 the Court of Appeals issued a mandate instructing the District Court to vacate its earlier decision. The Court of Appeals decision upheld the Company's "double-patenting" claim, finding that the invention claimed in Lilly's patent had already been the subject of a previous patent, and thus could not be patent-protected for a second time. On August 2, 2001, Barr launched its generic version. Lilly has announced its intention to petition the U.S. Supreme Court to review the Court of Appeals decision. The Supreme Court is not expected to make a decision on the Prozac matter for several months. If the Supreme Court overturns the Court of Appeals decision, which Barr believes is unlikely, and reinstates the Prozac patent, Barr may be liable for substantial damages which could have a material adverse effect on Barr's operations and financial condition.

On August 1, 2001, aaiPharma Inc. ("AAI") filed a lawsuit in the United States District Court for the Eastern District of North Carolina against Barr and others claiming that the generic versions of Prozac manufactured by those companies infringe AAI's patent. Barr launched its generic version of the 20 mg Prozac capsule on August 2, 2001. If Barr is found to infringe the AAI patent, Barr may be liable to AAI for damages that may reduce Barr's profits from its generic Prozac product. The Company believes that the suit filed against it by AAI is without merit and intends to defend its position vigorously.

In October 1998, Barr filed an ANDA seeking approval from the FDA to market the three different tablet combinations of norethindrone and ethinyl estradiol, the generic equivalent of Ortho-McNeil Pharmaceutical Inc.'s ("Ortho") Ortho-Novum 7/7/7 oral contraceptive regimen. The Company notified Ortho pursuant to the provisions of the Hatch-Waxman Act and on January 15, 1999, Ortho filed a patent infringement action in the United States District Court for the District of New Jersey - Trenton Division, seeking to prevent Barr from marketing the three different tablet combinations of norethindrone and ethinyl estradiol until certain U.S. patents expire in 2003. In March 2001, the Company received tentative approval for its ANDA. We expect the trial to begin before the end of the calendar year.

In February 2000, Barr filed an ANDA seeking approval from the FDA to market three different tablet combinations of norgestimate and ethinyl estradiol, the generic equivalent of Ortho's Tri-Cyclen(R). The Company notified Ortho pursuant to the provisions of the Hatch-Waxman Act and on June 9, 2000, Ortho filed a patent infringement action in the United States District Court for the District of New Jersey - Trenton Division, seeking to prevent Barr from marketing the three different tablet combinations of norgestimate and ethinyl estradiol until certain U.S. patents expire in 2003. The case is in the discovery stage.

In May 2000, Barr filed an ANDA with the FDA for Flecainide Acetate tablets which is sold under its brand name, Tambocor. The Company notified Minnesota Mining and Manufacturing Company, or Minnesota Mining, pursuant to the provisions of the Hatch-

Waxman Act and on August 25, 2000, Minnesota Mining filed a patent infringement action in the United States District Court for the District of Minnesota, seeking to prevent Barr from proceeding with the commercialization of the product until certain U.S. patents expire. This case involves an alleged infringement by Barr of raw material patents and not a challenge to the validity of patents protecting the product. On April 18, 2001, the court granted the Company's motion for summary judgement ruling that the Company did not infringe Minnesota Mining's patents. On May 17, 2001, Minnesota Mining filed a notice of appeal to the Federal Circuit.

In May 2001, Barr filed an ANDA seeking approval from the FDA to market Fexofenadine Hydrochloride Capsules ("Fexofenadine") the generic equivalent of Aventis Pharmaceuticals, Inc.'s ("Aventis") Allegra(R). The Company notified Aventis pursuant to the provisions of the Hatch-Waxman Act and on August 1, 2001, Aventis filed a patent infringement action in the United States District Court for the District of New Jersey-Newark Division, seeking to prevent Barr from marketing Fexofenadine until after the expiration of various U.S. patents, the last of which expires in 2018. Discovery in the case is expected to commence in the near future.

In January 2001, Barr filed an ANDA seeking approval from the FDA to market three different tablet combinations of norethindrone acetate and ethinyl estradiol, the generic equivalent of Warner-Lambert Company's ("Warner-Lambert") Estrostep(R) oral contraceptive regimen. The Company notified Warner-Lambert pursuant to the provision of the Hatch-Waxman Act and on August 3, 2001, Warner-Lambert filed a patent infringement action in the United States District Court for the Southern District of New York-White Plains Division, seeking to prevent Barr from marketing the three different tablet combinations of norethindrone acetate and ethinyl estradiol until after the expiration of two U.S. patents, the second of which expires in 2008. Discovery in the case is expected to commence in the near future.

CLASS ACTION LAWSUITS

Ciprofloxacin (Cipro(R)) Class Action Suits

The Company has been named as a defendant in several actions related to its settlement of the Cipro patent challenge. The following are class action complaints on behalf of direct and/or indirect purchasers for Cipro from 1997 to present against the Company along with Bayer corporation and the Rugby Group, Inc. and others alleging violation of federal antitrust laws and/or state antitrust and consumer protection laws. The following actions have been filed in or removed to United States District Courts: Louisiana Wholesale Drug Co. (S.D. NY 7/14/00); Maria Locurto (E.D. NY 8/1/00); Ann Stuart (D. NJ 8/4/00); Arkansas Carpenters Health and Welfare Fund (E.D. NY 8/23/00); UFCW Tri-State Health and Welfare Fund (E.D. NY 8/30/00); Elaine Ozarow (S.D. Fla. 8/29/00); Deborah Pantane (N.D. Cal. 1/30/01); Linda McIntyre (E.D. Mich. 9/11/00); Theresa Meyers (S.D. NY 9/15/00); Mark Aston (C.D. Cal. 10/10/00); Donna Franck (M.D. Fla. 10/13/00); Rebecca Sandhaus (D. Kan. 10/26/00); John Colman (S.D. Cal. 10/16/00); Caroline Loesch (S.D. Fla. 11/13/00); Charles McKenzie (D. Arizona 10/27/00); Ellen Relles et. al. (C.D. Cal. 10/24/00); Greg Amluxen, et. al. (E.D. Penn. 10/24/00); Barry Garber, et. al. (N.D. Cal. 11/17/00); For Love & Money, Inc. d/b/a Rx Jennifer's Pharmacy, et. al. (S.D. Ill. 10/27/00); CVS Meridian, Inc., et. al. (S.D. NY 10/18/00); Adele Brody, et. al. (S.D. NY 10/18/00); Shoshana Samole, et. al. (N.D. Cal. 10/31/00); Peggy Lee, et. al. (N.D. Cal. 11/14/00); John Irons, et. al. (C.D. Cal. 11/10/00); David Green, et. al. (E.D. NY 10/16/00); Barbara Meyers, et. al. (E.D. Wisc. 11/16/00); Arthur's Drug Store, Inc., et. al. (S.D. NY 12/4/00); Mary Ann Scott, et. al. (N.D. Cal. 11/22/00); Patricia Nelson, et. al. (D. Minn. 11/15/00); Maurice Stewart, et. al. (D. D.C. 12/18/00); UFCW of Arizona Health & Welfare Trust, et. al. (D. Ariz. 1/11/01); Madeline Eisenhauer, et. al. (E.D. NY 12/15/00); Kimberly McCullar, et. al. (N.D. Cal. 12/12/00); Teamsters Local 237 Retirees' Benefit Fund et. al. (E.D. NY 8/8/01). The following actions have been filed in state court: Marcy Altman, et. al. (New York State Supreme Court 9/6/00); Karyn McGaughey, et. al. (California Superior Court, San Diego County 8/2/00).

Tamoxifen Class Action Suits

The following complaints represent putative consumer or third-party payor class action complaints, brought under federal and nineteen state antitrust and/or consumer protection statutes, arising out of Zeneca's and Barr's 1993 settlement of a patent infringement action. The complaints allege that the 1993 settlement insulates Zeneca and the Company from generic competition and enables Zeneca and Barr to charge artificially high prices for tamoxifen citrate. Plaintiffs seek to recover both Barr's and Zeneca's profits and treble damages, where appropriate, for the alleged antitrust violations. The following actions have been filed in or removed to United States District Courts: Betty Joblove, et. al. (E.D. NY 10/6/00); Allied Services Division Welfare Fund, et. al. (E.D. NY 11/01/00); Lynda Knee, et. al. (E.D. NY 11/8/00); Rebecca Bennish, et. al. (E.D. Mich. 11/9/00); Karen Jo Koonan, et. al. (N.D. Cal. 12/8/00); Eugene DeJesus, et. al. (E.D. NY 12/13/00); Maxine Blonstein, et. al. (S.D. Fla. 3/27/01); Leana Noble, et. al. (E.D. Mich. 5/14/01); Great

Lakes Health Plan, Inc., et. al. (E.D. Mich. 4/26/01); Susan LaCava, et. al. (W.D. Wisc. 4/30/01); New York Statewide Senior Action, et. al. (E.D. NY 5/9/01); Lyn Lovinger, et. al. (S.D. NY 5/9/01); Rita Smith, et. al. (D. NM 5/9/01); Connie Whiteside, et. al. (D. WV 5/10/01); Carolene Marks, et. al. (N.D. Cal. 5/10/01); Gail Woollacott, et. al. (D. Maine 5/9/01); Carol Platt, et. al. (D. Maine 7/29/01); Lynch, et. al. (E.D. NY 8/21/01). The following actions have been filed in state courts: Helen Donega, et. al. (Commonwealth of Massachusetts, Superior Court - County of Suffolk 6/10/01); Monica Underwood, et. al. (Minnesota State Court, County of Hennerin 8/1/01).

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

OTHER LEGAL MATTERS

In February 1998, Invamed, Inc., which has since been acquired by Geneva Pharmaceuticals, Inc., a subsidiary of Novartis AG, or Invamed, named the Company and several others as defendants in a lawsuit filed in the United States District Court for the Southern District of New York, charging that the Company unlawfully blocked access to the raw material source for Warfarin Sodium. In May 1999, Apothecon, Inc., then a subsidiary of Bristol-Meyers Squibb, Inc. or Apothecon, filed a similar lawsuit. The two actions have been consolidated.

The Company believes that the suits filed against it by Invamed and Apothecon are without merit and intends to defend its position vigorously. These actions are currently in the discovery stage. It is anticipated that this matter may take several years to be resolved but an adverse judgment could have a material adverse impact on the Company's business and consolidated financial statements.

In March 1999, civil action complaints filed separately by Mylan Pharmaceuticals, Inc. and Pharmachemie, B.V. against the FDA were consolidated in Mylan Pharmaceuticals, Inc. v. Henney in the U.S. District Court, District of Columbia. These lawsuits challenged a March, 1999, FDA letter ruling that Barr was eligible for generic exclusivity on Tamoxifen Citrate. In April 1999, Barr intervened as a defendant in support of the FDA. On March 31, 2000, the U.S. District Court for the District of Columbia issued a Memorandum Opinion vacating FDA's letter ruling. The court found that Barr was not eligible for exclusivity under the language of the Hatch-Waxman Act because Barr's challenge to the Tamoxifen patent was settled after a district court had found the patent to be unenforceable and because Barr changed its Paragraph IV certification to a Paragraph III certification as part of the settlement of the patent challenge case. Barr appealed the district court's decision to the U.S. Court of Appeals for the District of Columbia Circuit. If upheld on appeal, this decision could prevent Barr from obtaining generic market exclusivity for Tamoxifen.

Similarly, in the Ciprofloxacin patent challenge, Barr changed its Paragraph IV certification to a Paragraph III certification as part of the settlement of the patent challenge case. Therefore, if the decision in the Tamoxifen case discussed above is upheld on appeal, it could effect Barr's ability to obtain generic market exclusivity for Ciprofloxacin. However, such a decision would not prevent Barr from manufacturing and marketing its Tamoxifen or Ciprofloxacin products.

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

On June 30, 1999, the Company received a civil investigative demand and a subpoena from the Federal Trade Commission, or the FTC, that, although not alleging any wrongdoing, sought documents and data relating to the January 1997 agreements resolving patent litigation involving Ciprofloxacin hydrochloride, which had been pending in the U.S. District Court for the Southern District of New York. The FTC is investigating whether the Company, through settlement and supply agreements, has engaged or are engaging in activities in violation of the antitrust laws. The Company continues to cooperate with the FTC in this investigation. In the spring of calendar 2001 the FTC issued special orders to approximately 100 pharmaceutical companies related to an inquiry into alleged anti-competitive practices in the entire pharmaceutical industry, including practices relating to patent challenge settlements. Barr received its special order on April 30, 2001 and has provided responses to the FTC.

On May 1, 2001, the Texas Attorney General's Office, as liaison on behalf of a group of state Attorney Generals, served the Company with a civil investigation demand relating to the Company's settlement of its Ciprofloxacin patent challenge with Bayer AG. At the Attorney General's request, the Company entered into an agreement with the states to allow them to investigate the Company's settlement of its Ciprofloxacin patent challenge with Bayer AG. The Company has fully cooperated in this investigation.

On August 17, 2001, the Oregon Attorney General's Office, as liaison on behalf of a group of state Attorney Generals, served the Company with a civil investigation demand relating to its investigation of the Company's settlement of its Tamoxifen patent challenge with AstraZeneca. The investigation demand requests the production of certain information and documents that may assist the Attorney General in its investigation. The Company is reviewing the demand and intends to fully cooperate with the Attorney General's office in its investigation.

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

In May 2001, Barr received a subpoena, issued by the Commonwealth of Massachusetts Office of the Attorney General, for the production of documents related to pricing and Medicaid reimbursement of select products in Massachusetts. Barr is one of a number of pharmaceutical companies that have received such subpoenas. The Company is cooperating with the inquiry and believes that all of its product agreements and pricing decisions have been lawful and proper.

As of June 30, 2001, the Company was involved, as plaintiff and defendant, in other lawsuits incidental to its business. Management of the Company, based on the advice of legal counsel, believes that the disposition of such litigation will not have any significant adverse effect on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The information required by Item 5 is included on page 42 of the 2001 Annual Report to Shareholders ("Annual Report") and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by Item 6 is included on page 44 of the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is included on pages 22 through 26 of the Annual Report and is incorporated herein by reference.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for a change in interest rates relates primarily to the Company's investment portfolio of approximately $222 million and debt instruments of approximately $28 million. The Company does not use derivative financial instruments.

The Company's investment portfolio consists of cash and cash equivalents and marketable securities classified as "available for sale." The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio in a variety of high credit quality securities, including U.S. government and corporate obligations, certificates of deposit and money market funds. One hundred percent of the Company's portfolio matures in less than three months. The carrying value of the investment portfolio approximates the market value at June 30, 2001. Because the Company's investments are diversified and are of relatively short maturity, a hypothetical 1 or 2 percentage point change in interest rates would not have a material effect on the Company's consolidated financial statements.

Approximately 92% of the Company's debt instruments at June 30, 2001, are subject to fixed interest rates and principal payments. The related note purchase agreements permit the Company to prepay these notes prior to their scheduled maturity, but may require the Company to pay a prepayment fee based on market rates at the time of prepayment and the note rates. The remaining 8% of debt instruments are primarily subject to variable interest rates based on LIBOR and have fixed principal payments. The fair value of all debt instruments is approximately $28 million at June 30, 2001. Management does not believe that any risk inherent in these instruments is likely to have a material effect on the Company's consolidated financial statements.

The Company's $20 million Unsecured Revolving Credit Facility ("Revolver") has an interest rate based on the prime rate or LIBOR plus 0.75%, at the Company's option. The Company currently maintains a zero balance on the Revolver.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included on pages 27 through 43 of the Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers are as follows:

     NAME                      AGE             POSITION
     ----                      ---             --------
Bruce L. Downey                 53             Chairman of the Board and Chief Executive Officer

Paul M. Bisaro                  40             Director, President and Chief Operating Officer, Barr
                                               Laboratories

Carole S. Ben-Maimon            42             Director, President and Chief Operating Officer, Barr
                                               Research

Salah U. Ahmed                  47             Senior Vice President, Product Development

Timothy P. Catlett              46             Senior Vice President, Sales and Marketing

William T. McKee                39             Senior Vice President, Chief Financial Officer, Treasurer
                                               and Secretary

Martin Zeiger                   64             Senior Vice President, Strategic Business Development and
                                               General Counsel

    BRUCE L. DOWNEY became a member of the Board of Directors in January 1993 was elected Chairman of the Board and Chief Executive Officer in February 1994. From January 1993 to December 1999 he served as President and Chief Operating Officer. Prior to assuming these positions, from 1981 to 1993, Mr. Downey was a partner in the law firm of Winston & Strawn and a predecessor firm of Bishop, Cook, Purcell and Reynolds.

    PAUL M. BISARO was elected a Director in June 1998 and in December 1999 was appointed to the position of President and Chief Operating Officer. Previously, he served as Senior Vice President, Strategic Business Development and General Counsel. Prior to joining the Company in 1992 as General Counsel, Mr. Bisaro was associated with the law firm of Winston & Strawn and a predecessor firm, Bishop, Cook, Purcell and Reynolds.

    CAROLE S. BEN-MAIMON was elected a Director in February 2001. Prior to joining the Company in January 2001, Dr. Ben-Maimon was with Teva Pharmaceuticals USA, where she most recently was Senior Vice President Science and Public Policy, North America. From 1996 until 2000, Dr. Ben-Maimon served as Senior Vice President, Research and Development. She is Board Certified in Internal Medicine.

    SALAH U. AHMED was employed by the Company as Director of Research and Development in 1993. Dr. Ahmed was named Vice President, Product Development in September 1996 and Senior Vice President, Product Development in October 2000. Before joining Barr, Dr. Ahmed was a Senior Scientist with Forest Laboratories from 1989 to 1993.

    TIMOTHY P. CATLETT was employed by the Company in February 1995 as Vice President, Sales and Marketing. In September 1997, Mr. Catlett was elected to Senior Vice President, Sales and Marketing. From 1978 through 1993, Mr. Catlett held a number of positions with the Lederle Laboratories division of American Cyanamid including Vice President, Cardiovascular Marketing.

    WILLIAM T. MCKEE was employed by the Company in January 1995 as Director of Finance and was appointed Treasurer in March 1995. In September 1996 he was elected to the position of Chief Financial Officer, in December 1997 Mr. McKee was elected Vice President and in December 1998 was elected Senior Vice President. Mr. McKee also serves as Secretary. Prior to joining Barr, Mr. McKee served as Vice President, Finance for a software development company and held management positions in the accounting firms of Deloitte & Touche LLP and Gramkow & Carnevale, CPAs. Mr. McKee is a C.P.A.

    MARTIN ZEIGER was employed by the Company in December 1999 as Senior Vice President, Strategic Business Development and General Counsel. Mr. Zeiger joined Barr from Hoechst Marion Roussel, where he served as a Vice President since the 1995 acquisition by Hoechst of Marion Merrill Dow.

    The Company's directors and executive officers are elected annually to serve until the next annual meeting or until their successors have been elected and qualified. The directors of the Company and their business experience are set forth in the section headed "Information on Nominees" of the Company's Notice of Annual Meeting of Shareholders, dated September 24, 2001 (the "Proxy Statement") and are incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statement Schedules:
         ------------------------------

         The consolidated balance sheets as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2001 and the related notes to the consolidated financial statements, together with the Independent Auditors' Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 5 through 8, the Annual Report is not deemed filed as part of this report. The following additional financial data should be read in conjunction with the financial statements in the Annual Report. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes.

                                                                      Page
                                                                      ----
         Independent Auditors' Report                                  27
         Schedule II - Valuation and Qualifying Accounts               28

Exhibits
--------
2.1                  Agreement and Plan of Merger, dated as of June 29, 2001, by and among the Registrant, Beta Merger Sub I, Inc. and Duramed Pharmaceuticals,
                     Inc. (14)

3.1                  Composite Restated Certificate of Incorporation of the Registrant(2)

3.2                  Amended and Restated By-Laws of the Registrant(2)

4.1                  Loan and Security Agreement dated April 12, 1996 (9)

4.2                  Amended and Restated Loan Agreement dated November 18, 1997 (9)

4.3                  Note Purchase Agreements dated November 18, 1997 (1)

4.4                  Parent Stockholder Voting Agreement, dated as of May 29, 2001, between
                     Duramed Pharmaceuticals, Inc. and Sherman Delaware, Inc. (14)

4.5                  Company Stockholders Voting Agreement, dated as of May 29, 2001, among the Registrant, Solvay Pharmaceuticals, Inc., Mr. E. Thomas Arington,
                     and certain other individuals (14)

10.1                 Stock Option Plan (3)

10.2                 Savings and Retirement Plan (8)

10.6                 Collective Bargaining Agreement, effective April 1, 1996 (11)

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

10.11                1993 Employee Stock Purchase Plan (6)

10.12                1993 Stock Option Plan for Non-Employee Directors (7)

10.13                Agreement with Edwin A. Cohen and Amendment thereto (8)

10.14                Distribution and Supply Agreement for Ciprofloxacin Hydrochloride dated
                     January 1997 (10)

10.15                Proprietary Drug Development and Marketing Agreement dated March 20,
                     2000 (12)

10.16                Description of Excess Savings and Retirement Plan(13)

10.17                Agreement with Paul M. Bisaro(13)

10.18                Agreement with Carole S. Ben-Maimon

10.19                Agreement with Timothy P. Catlett

10.20                Agreement with William T. McKee

10.21                Agreement with Martin Zeiger

13.0                 2001 Annual Report to Shareholders

21.0                 Subsidiaries of the Company

23.0                 Consent of Deloitte & Touche LLP

(1)                  Previously filed with the Securities and Exchange Commission as an
                     Exhibit to the Registrant's Quarterly Report on Form 10-Q for the
                     quarter ended December 31, 1997 and incorporated herein by reference.

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

(13)                 Previously filed with the Securities and Exchange Commission as an
                     Exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

(14)                 Previously filed with the Securities and Exchange Commission as an
                     Exhibit to the Registrant's Registration Statement No. 333-66986 on
                     Form S-4 on August 6, 2001 and incorporated herein by reference.

(b)      Reports on Form 8-K

         The following reports were filed by the Company on Form 8-K in the quarter ended June 30, 2001:

         Report Date       Item Reported
         -----------       -------------
       May 8, 2001         Press release announcing that the Company has
                           submitted Amendment No. 3 to its Registration
                           Statement on Form S-3 filed in connection with a
                           secondary stock offering in September 2000. The
                           filing includes the Company's financial statements
                           which have been adjusted to reflect previously
                           disclosed discussions with the Division of Corporate
                           Finance of the Securities and Exchange Commission.

       May 18, 2001        Press release announcing that the Company received a
                           subpoena, issued by the Commonwealth of Massachusetts
                           Office of the Attorney General, for the production of
                           documents related to pricing and reimbursement of
                           select products in Massachusetts.

       June 29, 2001       Press release announcing that the Company and Duramed
                           Pharmaceuticals, Inc.'s Boards of Directors have
                           unanimously approved, and both companies have signed,
                           a definitive agreement for a stock-for-stock merger
                           of the two companies.

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

                             BARR LABORATORIES, INC.

   Signature                                        Title                                               Date
   ---------                                        -----                                               ----
BY BRUCE L. DOWNEY                       Chairman of the Board & Chief Executive                August 6, 2001
   ---------------                       Officer
  (Bruce L. Downey)

BY WILLIAM T. MCKEE                      Senior Vice President, Chief Financial                 August 6, 2001
   ----------------                      Officer, Treasurer & Secretary (Principal
  (William T. McKee)                     Financial Officer and Principal Accounting
                                         Officer)



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

  Signature                                      Title                                                     Date
  ---------                                      -----                                                     ----
BRUCE L. DOWNEY                          Chairman of the Board                                  August 6, 2001
---------------
(Bruce L. Downey)

EDWIN A. COHEN                           Vice Chairman of the Board                             August 6, 2001
--------------
(Edwin A. Cohen)

CAROLE BEN-MAIMON                        Director                                               August 6, 2001
-----------------
(Carole Ben-Maimon)

PAUL M. BISARO                           Director                                               August 6, 2001
--------------
(Paul  M. Bisaro)

ROBERT J. BOLGER                         Director                                               August 6, 2001
----------------
(Robert J. Bolger)

HAROLD N. CHEFITZ                        Director                                               August 6, 2001
-----------------
(Harold N. Chefitz)

MICHAEL F. FLORENCE                      Director                                               August 6, 2001
-------------------
(Michael F. Florence)

JACK M. KAY                              Director                                               August 6, 2001
-----------
(Jack M. Kay)

BERNARD C. SHERMAN                       Director                                               August 6, 2001
------------------
(Bernard C. Sherman)

GEORGE P. STEPHAN                        Director                                               August 6, 2001
-----------------
(George P. Stephan)

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Barr Laboratories, Inc.:


We have audited the accompanying consolidated balance sheets of Barr Laboratories, Inc. and subsidiaries (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Barr Laboratories, Inc. and subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Stamford, Connecticut
August 6, 2001

SCHEDULE II

BARR LABORATORIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(IN THOUSANDS OF DOLLARS)

                                                BALANCE AT        ADDITIONS,       RECOVERY
                                                 BEGINNING        COSTS AND         AGAINST         DEDUCTIONS,      BALANCE AT
                                                  OF YEAR          EXPENSE         WRITE-OFFS       WRITE-OFFS       END OF YEAR
--------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
Year ended June 30, 1999                           $ 262            $ 180              $ 1              $ 44           $ 399
Year ended June 30, 2000                             399              155                4               221             337
Year ended June 30, 2001                             337               80               18               234             201

Reserve for returns and allowances:
Year ended June 30, 1999                           2,476            7,640                -             7,845           2,271
Year ended June 30, 2000                           2,271            9,895                -             8,363           3,803
Year ended June 30, 2001                           3,803           14,201                -             9,975           8,029

Inventory reserves:
Year ended June 30, 1999                           5,575            5,398                -             4,420           6,553
Year ended June 30, 2000                           6,553            4,317                -             5,300           5,570
Year ended June 30, 2001                           5,570            6,393                -             6,090           5,873