Form 10-Q
period 2001-12-31
BARR LABORATORIES INC
filed 2002-02-12
CIK 10081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2001 or

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
(Registrant’s telephone number)

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

Yes     X         No

Number of shares of common stock, par value $.01, outstanding as of December 31, 2001: 43,107,893

BARR LABORATORIES, INC.

INDEX	PAGE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of December 31, 2001 and June 30, 2001	3
Consolidated Statements of Earnings for the three and six months ended December 31, 2001 and 2000	4
Consolidated Statements of Cash Flows for the six months ended December 31, 2001 and 2000	5
Notes to Consolidated Financial Statements	6-13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 6. Exhibits and Reports on Form 8-K	25
SIGNATURES	25

Barr Laboratories, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
(unaudited)

	December 31,	June 30,
	2001	2001

Assets
Current assets:
Cash and cash equivalents	$412,689	$222,343
Accounts receivable, less allowances of $56,329 and $9,424, respectively	133,329	88,609
Other receivables	28,063	21,934
Inventories	118,654	142,308
Deferred income taxes	6,912	6,248
Prepaid expenses and other assets	9,273	6,282

Total current assets	708,920	487,724
Property, plant and equipment, net of accumulated depreciation of $89,249 and $80,546, respectively	145,812	131,075
Deferred income taxes	39,349	41,223
Other assets	5,592	6,494

Total assets	$899,673	$666,516

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$142,242	$123,774
Accrued liabilities (including amounts due to a related party of $72,713 and $954, respectively)	128,027	31,743
Current portion of long-term debt	5,495	7,929
Current portion of capital leases	1,851	1,003
Income taxes payable	20,632	10,174

Total current liabilities	298,247	174,623
Long-term debt	38,519	63,539
Long-term capital leases	5,786	2,024
Other liabilities	1,893	1,376
Redeemable convertible stock	—	8,177
Commitments and contingencies
Shareholders’ equity:
Preferred stock $1 par value per share; authorized 2,000,000; none issued Common stock $.01 par value per share; authorized 100,000,000; issued 43,294,825 and 42,459,112, respectively	433	424
Additional paid-in capital	261,747	239,264
Additional paid-in capital — warrants	16,418	16,418
Retained earnings	277,092	160,347
Accumulated other comprehensive income	246	337

	555,936	416,790
Treasury stock, shares at cost: 186,932 and 176,932, respectively	(708)	(13)

Total shareholders’ equity	555,228	416,777

Total liabilities and shareholders’ equity	$899,673	$666,516

See accompanying notes to the consolidated financial statements.

Barr Laboratories, Inc.
Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Revenues:
Product sales	$360,853	$142,423	$707,248	$258,697
Development and other revenue	5,237	6,562	10,945	10,019

Total revenues	366,090	148,985	718,193	268,716
Costs and expenses:
Cost of sales	225,682	100,176	429,516	179,430
Selling, general and administrative	31,374	18,336	58,926	35,849
Research and development	17,332	15,638	34,893	28,324
Merger related costs	30,844	—	30,939	—

Earnings from operations	60,858	14,835	163,919	25,113
Proceeds from patent challenge settlement	7,937	7,000	15,875	14,000
Interest income	2,146	2,520	3,983	4,768
Interest expense	950	1,854	2,241	3,824
Other income	2,024	4,300	2,011	1,774

Earnings before income taxes and extraordinary loss	72,015	26,801	183,547	41,831
Income tax expense	29,764	9,937	69,141	17,262

Earnings before extraordinary loss	42,251	16,864	114,406	24,569
Extraordinary loss on early extinguishment of debt, net of taxes of $87	160	—	160	—

Net earnings	42,091	16,864	114,246	24,569
Preferred stock dividends	—	69	457	86
Deemed dividend on convertible preferred stock	—	—	1,493	—

Net earnings applicable to common shareholders	$42,091	$16,795	$112,296	$24,483

Earnings per common share — basic
Earnings before extraordinary loss	$0.98	$0.40	$2.68	$0.59

Net earnings	$0.98	$0.40	$2.63	$0.59

Earnings per common share — assuming dilution
Earnings before extraordinary loss	$0.91	$0.38	$2.51	$0.55

Net earnings	$0.91	$0.38	$2.46	$0.55

Weighted average shares	43,076	42,009	42,759	41,843

Weighted average shares — assuming dilution	46,219	44,605	45,573	44,355

See accompanying notes to the consolidated financial statements.

Barr Laboratories, Inc.

Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2001 and 2000
(in thousands of dollars)
(unaudited)

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$114,246	$24,569
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,355	7,037
Deferred income tax benefit	(1,471)	—
Write-off of deferred financing fees associated with early extinguishment of debt	247	—
Tax benefit of stock incentive plans	3,411	—
Gain on sale of marketable securities	—	(4,301)
Write-off of investment	—	2,450
Other	184	275
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable and other receivables, net	(44,340)	(13,301)
Inventories	24,175	(26,563)
Prepaid expenses and other current assets	(2,368)	(1,159)
Other assets	21	(486)
Increase (decrease) in:
Accounts payable, accrued liabilities and other liabilities	115,371	19,223
Income taxes payable	10,356	8,040

Net cash provided by operating activities	227,187	15,784

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(16,490)	(6,602)
Proceeds from sale of property, plant and equipment	10	27
Proceeds from marketable securities, net	—	6,689

Net cash (used in) provided by investing activities	(16,480)	114

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	(8,667)	(13,323)
Payments on revolving line of credit, net	(20,316)	(3,280)
Long-term borrowings	—	30,568
Earnings from DuPont agreements applied to warrant receivable	—	1,835
Purchases of treasury stock	(695)	—
Proceeds from exercise of stock options and employee stock purchases	9,378	7,456
Other	(61)	(61)

Net cash (used in) provided by financing activities	(20,361)	23,195

Increase in cash and cash equivalents	190,346	39,093
Cash and cash equivalents at beginning of period	222,343	155,926

Cash and cash equivalents at end of period	$412,689	$195,019

SUPPLEMENTAL CASH FLOW DATA:
Cash paid during the period:
Interest, net of portion capitalized	$2,304	$3,244

Income taxes	$55,771	$9,715

Non-cash transactions:
Equipment under capital lease	$5,318	$612

See accompanying notes to the consolidated financial statements.

BARR LABORATORIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)
(unaudited)

1.     Basis of Presentation

The consolidated financial statements include the accounts of Barr Laboratories, Inc. and its wholly-owned subsidiaries (the “Company” or “Barr”). The Company when used in the context of “the Company and Duramed” refers to pre-merger Barr.

In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 and quarterly report on Form 10-Q for the period ended September 30, 2001.

Certain amounts in the prior year’s financial statements have been reclassified to conform with the current year presentation.

2.     Business Combination

On June 29, 2001, the Company announced the signing of a definitive agreement of merger with Duramed Pharmaceuticals, Inc. (“Duramed”), a developer, manufacturer, and marketer of prescription drug products focusing on women’s health and the hormone replacement therapy markets. On October 23, 2001 and October 24, 2001, the merger was approved by the shareholders of Duramed and Barr, respectively. The merger will be treated as a tax-free reorganization and was accounted for as a pooling-of-interests for financial reporting purposes.

Under the terms of the merger agreement, Duramed common shareholders received a fixed exchange ratio of 0.2562 shares of Barr common stock for each share of Duramed common stock. Based on these terms, Barr issued approximately 7.5 million shares of its common stock for all the outstanding common stock of Duramed and exchanged all options and warrants to purchase Duramed stock for options and warrants to purchase approximately 1.2 million shares of the Company’s common stock.

All financial data of the Company presented in these financial statements has been restated to include the historical financial data of Duramed in accordance with generally accepted accounting principles and pursuant to Regulation S-X of the Securities and Exchange Commission.

The Company and Duramed had different year-ends. Duramed had a calendar year end, whereas the Company has a fiscal year end of June 30th. For the current period, financial information as of and for the three and six months ended December 31, 2001, includes such periods for both companies. However, for the prior year periods presented, the consolidated statements of earnings for the Company’s three and six months ended December 31, 2000 were combined with Duramed’s three and six months ended June 30, 2000. The Company’s balance sheet as of June 30, 2001 was combined with Duramed’s balance sheet as of December 31, 2000. The Company’s statement of cash flows for the six months ended December 31, 2000 was combined with Duramed’s six months ended June 30, 2000.

The Company and Duramed had certain differences in the classification of expenses in their historical statements of operations and assets and liabilities in their historical balance sheets. Reclassifications have been made to conform the combined companies’ income statement and balance sheet classifications. In addition, the historical Duramed balance sheets included approximately $50 million in deferred tax assets, which had been fully offset by a valuation allowance. On a combined basis with Barr, Barr expects to utilize a majority of these deferred tax assets. Therefore, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, the Company has restated Duramed’s historical balance sheets to include the deferred tax asset that is more likely than not expected to be utilized.

The results of operations of the previously separate companies for the period prior to the consummation of the merger, that are included in the year to date current and prior year combined net income are summarized below. The adjustments to net income and shareholders’ equity below arise from the income tax adjustment discussed above.

	Three Months Ended	Six Months Ended
	September 30, 2001	December 31, 2000

Net revenues:
Barr	$315,329	$231,455
Duramed	36,774	37,261
Adjustment	—	—

Combined	352,103	268,716
Net income:
Barr	$67,060	$26,911
Duramed	2,892	(2,428)
Adjustment	253	—

Combined	70,205	24,483

	September 30, 2001	June 30, 2001

Shareholders’ equity:
Barr	$435,427	$365,642
Duramed	29,035	6,380
Adjustment	42,258	44,755

Combined	506,720	416,777

3.     Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments, including market auction securities with interest rates that are re-set in intervals of 7 to 49 days, which are readily convertible into cash at par value, which approximates cost.

As of December 31, 2001 and June 30, 2001, approximately $112,954 and $96,820, respectively, of the Company’s cash was held in an interest bearing escrow account. Such amounts represent the portion of the Company’s payable balance with AstraZeneca Pharmaceuticals LP (“AstraZeneca”), which the Company has decided to secure in connection with its cash management policy. The Company pays AstraZeneca a monthly fee based on a rate multiplied by the average unsecured monthly Tamoxifen payable balance.

4.     Other Receivables

Other receivables consist primarily of patent challenge settlement receivables and receivables related to development and other revenue (See Note 7).

5.     Inventories

Inventories consisted of the following:

	December 31,	June 30,
	2001	2001

Raw materials and supplies	$42,137	$36,894
Work-in-process	7,331	6,173
Finished goods	69,186	99,241

	$118,654	$142,308

Tamoxifen Citrate, purchased as a finished product, accounted for approximately $43,992 and $66,890 of finished goods inventory as of December 31, 2001 and June 30, 2001, respectively.

6.     Related Parties

The Company’s related party transactions are with affiliated companies of Dr. Bernard C. Sherman, who directly or indirectly owns approximately 25% of Barr’s common stock. Included in accrued liabilities as of December 31, 2001 is $72,713 payable to one such company arising from the Company’s Fluoxetine profit-split agreement. Included in cost of sales for the three and six months ended December 31, 2001 is approximately $65,525 and $150,221 also related to the Fluoxetine profit-split agreement. The Company also purchases bulk pharmaceutical products from another company related to Dr. Sherman. As of December 31, 2001 the Company had no payables outstanding to this company.

Barr also sells certain of its pharmaceutical products and bulk pharmaceutical materials to two other companies owned by Dr. Sherman. As of December 31, 2001, the Company’s accounts receivable included $2,495 due from such companies.

7.     Development and Other Revenue

Development and other revenue consists primarily of amounts received from DuPont Pharmaceuticals Company (“DuPont”), which has since been acquired by Bristol-Myers Squibb Company, for various development and co-marketing agreements entered into in March 2000. As the Company incurs research and other development activity costs, Barr records such expenses as research and development and invoices and records the related revenue from DuPont as development and other revenue.

Development and other revenue also includes royalty income earned under licensing agreements with other unrelated third parties.

8.     Earnings Per Share

The following is a reconciliation of the numerators and denominators used to calculate earnings per common share (“EPS”) on the Consolidated Statements of Earnings:

Share amounts in thousands

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Earnings before extraordinary loss	$42,251	$16,864	$114,406	$24,569
Dividends on preferred stock	—	69	457	86
Deemed dividend on convertible preferred stock	—	—	1,493	—

Numerator for basic and diluted earnings per share- earnings before extraordinary loss available for common stockholders	$42,251	$16,795	$112,456	$24,483

Earnings per common share — basic:
Weighted average shares (denominator)	43,076	42,009	42,759	41,843
Earnings before extraordinary loss available for common stockholders	$0.98	$0.40	$2.63	$0.59

Earnings per common share — assuming dilution:
Weighted average shares	43,076	42,009	42,759	41,843
Effect of dilutive options	3,143	2,596	2,814	2,512

Weighted average shares — assuming dilution (denominator)	46,219	44,605	45,573	44,355
Net earnings	$0.91	$0.38	$2.47	$0.55

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	519	288	519	808
Warrants	—	393	—	471
Preferred if converted	—	506	1,013	506

9.     Other Income

In December 2001, the Company settled a patent infringement case with a third party. Under the terms of the settlement, the Company acknowledged the validity of the third party’s patent and agreed to refrain from selling the product after March 31, 2002. In consideration of the settlement, the patent holder agreed to pay Barr $2,000 in two installments. The first payment was made December 2001 and the second is due August 2002.

The prior year included a realized gain of $4,289 in the quarter ended December 31, 2000, on the sale of a portion of the Company’s investment in Galen Holdings PLC. In addition, the prior year included an approximately $2.5 million write-off in the quarter ended September 30, 2000 related to its investment in Gynetics, Inc.

10.    Comprehensive Income

Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders. For the Company, comprehensive income comprises net income and the net changes in unrealized gains and losses on securities classified for SFAS No. 115 purposes as “available for sale”. Total comprehensive income for the three months ended December 31, 2001 and 2000 was $42,070 and $12,026, respectively, and for the six months ended December 31, 2001 and 2000 was $112,205 and $21,326, respectively.

11.    New Accounting Pronouncements

Business Combinations/Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 supercedes APB opinion No. 16, “Business Combinations” and amends or supercedes a number of related interpretations of APB 16. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, and changes the criteria to recognize intangible assets apart from goodwill. SFAS No. 142 supercedes APB opinion No. 17, “Intangible Assets.” Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company has adopted the provisions of SFAS No. 141. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning in the first fiscal quarter of fiscal 2003. The Company does not believe that the adoption of SFAS No. 142 will have a material impact on its results of operations or financial position.

Accounting for Asset Retirement Obligations

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred with a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing the potential impact of the adoption of the provisions of SFAS No. 143 on its consolidated financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment of long-lived assets. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing the potential impact of the adoption of the provisions of SFAS No. 144 on its consolidated financial statements.

12.    Merger-Related Costs

As a result of the acquisition of Duramed discussed in Note 2, the Company incurred net pre-tax merger-related expenses of approximately $31 million nearly all of which is included in the consolidated statements of earnings as merger-related costs. Such expenses include approximately $13 million in direct transaction costs such as investment banking, legal and accounting costs, as well as, approximately $6 million in costs associated with facility and product rationalization and $12 million in severance costs. Portions of these expenses are not tax deductible. The severance costs include approximately $10 million intended to satisfy the change in control payments under certain previously existing employment contracts along with the expected cost associated with terminating approximately 120 former Duramed employees primarily representing general and administrative functions. As of December 31, 2001, all of the direct transaction costs and approximately $0.3 million in involuntary termination benefits, for approximately 24 people, have been paid and charged against the liability leaving a remaining liability balance of approximately $17 million. The Company expects to incur an additional $9 to $14 million in pre-tax expenses in the quarter ending March 31, 2002 primarily to satisfy remaining severance costs for certain Duramed officers and employees. It is expected that substantially all of these merger related expenses will be paid out of existing cash reserves within 12 months of the consummation of the merger.

13.    Common Stock Repurchase

On September 17, 2001, the Securities and Exchange Commission (“SEC”) issued an Emergency Order permitting companies to initiate common stock repurchase programs without impacting pooling-of-interests accounting. As a result, the Company’s board of directors authorized the Company to spend up to $100,000 for such a common stock repurchase program. Such authorization was limited to the time periods established by the SEC. On October 12, 2001, the SEC’s order expired and the Company’s repurchase program ended. During the period the Company repurchased 10,000 shares of its common stock at a total cost of approximately $695. The Company does not intend to initiate, for at least two years, another stock repurchase program.

14.    Commitments and Contingencies

Class Action Lawsuits

As of February 4, 2002, 39 class action complaints have been filed by direct and/or indirect purchasers of Ciprofloxacin (Cipro®) from 1997 to present against the Company, Bayer Corporation, The Rugby Group, Inc. and others. The complaints allege that the 1997 Bayer-Barr patent litigation settlement agreement was in violation of federal antitrust laws and/or state antitrust and consumer protection laws on the grounds that the agreement was allegedly anti-competitive.

As of February 4, 2002, 30 consumer or third party payor class action complaints have been filed against Zeneca, Inc., AstraZeneca Pharmaceuticals LP and the Company. The complaints allege, among other things, that the 1993 settlement of patent litigation between Zeneca, Inc. and the Company insulates Zeneca, Inc. and the Company from generic competition and enables Zeneca, Inc. and Barr to charge artificially inflated prices for Tamoxifen citrate.

The Company believes that each of its agreements with Bayer Corporation and Zeneca, Inc., respectively, is a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Although it is not possible to forecast the outcome of these matters, the Company intends to vigorously defend itself. It is anticipated that these matters may take several years to be resolved but an adverse judgement could have a material adverse impact on the Company’s consolidated financial statements.

Invamed, Inc./Apothecon, Inc. Lawsuit

In February 1998 and May 1999, Invamed, Inc. and Apothecon, Inc., respectively, both of which have since been acquired by Geneva Pharmaceuticals, Inc., which is a subsidiary of Novartis AG, named the Company and several others as defendants in lawsuits filed in the United States District Court for the Southern District of New York, charging that the Company unlawfully blocked access to the raw material source for Warfarin Sodium. The two actions have been consolidated. The Company believes that these suits are without merit and intends to vigorously defend its position, but an adverse judgment could have a material impact on the Company’s consolidated financial statements. These actions have gone through the discovery stage and a motion for summary judgment is pending. If this motion is denied this matter may take several years to be resolved.

Fluoxetine Hydrochloride Suits

On August 1, October 31 and November 6, 2001, aaiPharma Inc. (“AAI”) filed lawsuits in the United States District Court for the Eastern District of North Carolina against Barr and others claiming that the generic versions of Prozac manufactured by those companies infringe AAI’s patents. If Barr is found to infringe the AAI patents, Barr may be liable to AAI for damages that may reduce Barr’s profits from its generic Prozac product. The Company believes that the suits filed against it by AAI are without merit and intends to vigorously defend its position. It is anticipated that these matters may take several years to be resolved but an adverse judgment could have a material adverse impact on the Company’s consolidated financial statements.

Other Litigation

As of December 31, 2001, the Company was involved with other lawsuits incidental to its business, including patent infringement actions. Management of the Company, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have any material adverse effect on the Company’s consolidated financial statements.

Item 2.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

As discussed in Note 2 to the financial statements, on October 24, 2001, the Company completed its merger with Duramed Pharmaceuticals, Inc. (“Duramed”). The merger will be treated as a tax-free reorganization and was accounted for as a pooling-of-interests for financial reporting purposes.

All financial data of the Company presented in these financial statements has been restated to include the historical financial data of Duramed pursuant to Regulation S-X of the Securities and Exchange Commission. For the current period, financial information as of and for the three and six months ended December 31, 2001, includes such periods for both companies. However, for the prior year periods presented, the consolidated statements of earnings for the Company’s three and six months ended December 31, 2000 were combined with Duramed’s three and six months ended June 30, 2000. The Company’s balance sheet as of June 30, 2001 was combined with Duramed’s balance sheet as of December 31, 2000. The Company’s statement of cash flows for the six months ended December 31, 2000 was combined with Duramed’s six months ended June 30, 2000.

Results of Operations:
Comparison of the Three Months Ended December 31, 2001,
to the Three Months Comparable Period Ended December 31, 2000 — (thousands of dollars)

Total revenues increased from $148,985 to $366,090 driven by increased product sales. Product sales increased $218,430 from $142,423 to $360,853 due mainly to the launch of Fluoxetine 20mg capsules (“Fluoxetine”) in August 2001 and increased sales of Tamoxifen, as well as increased contributions from the Company’s franchise of oral contraceptives and sales of Cenestin.

Tamoxifen sales increased 66% from $82,667 to $136,865. The increase was mainly attributable to an increase in units sold as well as higher prices. The increase in units sold was primarily due to changes in the timing of customers’ purchases due to the timing of last year’s Tamoxifen price increase. The prior year price increase was in February 2001, and was not well anticipated by the Company’s customers. As a result, their purchases in last year’s December quarter did not reflect the increases the Company had seen in prior years. This year, customers appear to have anticipated an earlier price increase and increased their purchases accordingly. This year’s price increase occurred on January 4, 2002. Tamoxifen is a patent protected product manufactured for the Company by AstraZeneca, the innovator. Currently, Barr is the only distributor of Tamoxifen in the U.S. other than AstraZeneca, whose product is sold under the brand name Nolvadex®. The Company currently has a tentatively approved Abbreviated New Drug Application (“ANDA”) to manufacture the 10 mg tablet of Tamoxifen and is awaiting approval of the 20 mg tablet application. After the patent expires in August 2002, the Company expects that it will either continue to sell Tamoxifen as a distributed product or as its own manufactured product. The Company expects that additional competitors will enter the market upon patent expiry. Whenever this occurs, Barr believes that while its revenues and market share will be negatively affected, its gross margins on the sales of Tamoxifen will exceed those it currently earns as a distributor.

Other product sales increased from $59,756 to $223,988. The increase was mainly attributable to the August 2001 launch of the Company’s Fluoxetine 20 mg capsule, the generic equivalent of Eli Lilly’s Prozac®. Sales of Fluoxetine during the quarter were approximately $136,000. The increase was also due to a 222% or $8,481 increase in sales of Cenestin and a 247% or $10,066 increase in the Company’s franchise of oral contraceptives. These increases were driven primarily by higher volumes due to increasing market shares. During the quarter ended December 31, 2001, Barr was the only manufacturer of the generic 20 mg Fluoxetine capsule. On January 29, 2002, Barr’s exclusivity period ended and, as expected, the FDA approved several other generic versions of Fluoxetine 20 mg capsules. As a result, the Company expects numerous additional generic equivalents to be launched, which should substantially reduce Barr’s future sales and profits from Fluoxetine compared to those earned during the exclusivity period.

Development and other revenue consists primarily of amounts received from DuPont Pharmaceuticals Company, now Bristol-Myers Squibb Company (“Bristol”) for various development and co-marketing agreements entered into in March 2000. As the Company incurs research and other development activity costs, Barr records such expenses as research and development and invoices and records the related revenue from Bristol as development and other revenue (See Note 7 to the Consolidated Financial Statements). Development and other revenue also includes royalty income earned under licensing agreements with other third parties.

Cost of sales increased to $225,682 from $100,176, primarily related to the increase in product sales. Cost of sales includes the profit split due to Apotex, Inc., the Company’s partner in the fluoxetine patent challenge. As a percentage of product sales, cost of sales declined from 70.3% to 62.5%. The decrease in cost of sales as a percentage of product sales was due to an improved mix in product sales as lower margin products like Tamoxifen made up a smaller percentage of sales, than in the prior year, due to new product launches such as Fluoxetine and continued growth in the Company’s franchise of oral contraceptive products and Cenestin.

Selling, general and administrative expenses increased from $18,336 to $31,374. The increase was primarily due to a 222% increase in Cenestin sales and a corresponding volume based marketing/selling expense associated with the marketing agreement with Solvay Pharmaceuticals, Inc.; increased legal costs, which include costs associated with patent challenge activity; increased headcount costs and higher insurance, freight and other costs associated with the launch of Fluoxetine.

Research and development expenses increased from $15,638 to $17,332. The increase reflected higher costs associated with proprietary products, including costs related to Cenestin product line extension and higher headcount and related costs; and higher costs associated with oral contraceptive product expansion.

Merger-related costs include direct transaction costs such as investment banking, legal, accounting and other costs; costs associated with facility and product rationalization and severance costs related to the Company’s October 2001 merger with Duramed Pharmaceuticals, Inc. (See Note 12 to the consolidated financial statements).

Interest income decreased by $374 primarily due to a decrease in market rates on the Company’s short-term investments, which was partially offset by an increase in the average cash and cash equivalents balance.

Interest expense decreased $904 or 49% primarily due to a decrease in variable interest rates, as well as a decrease in the Company’s debt balances.

Other income decreased by $2,276 primarily because the prior year included a gain realized on the sale of a portion of the Company’s investment in Galen Holdings PLC. The current year includes $2,000 related to a legal settlement.

The Company’s tax rate for the period increased from 37.1% to 41.3%. The increase is primarily due to non-deductible merger related costs incurred in the current quarter.

Results of Operations:
Comparison of the Six Months Ended December 31, 2001
to the Six Months Comparable Period Ended December 31, 2000 — (thousands of dollars)

Total revenues increased from $268,716 to $718,193 due primarily to increased products sales. Increased product sales were due mainly to the introduction of Fluoxetine in August 2001, as well as, increased sales of Tamoxifen and other products.

Tamoxifen sales increased 56% from $145,161 to $226,749. The increase was mainly attributable to an increase in units sold as well as higher prices. The increase in units sold was primarily due to changes in the timing of customers’ purchases due to the timing of last year’s Tamoxifen price increase. The prior year price increase was in February 2001, and was not well anticipated by the Company’s customers. As a result, their purchases in last year’s December quarter did not reflect the increases the Company had seen in prior years. This year, customers appear to have anticipated an earlier price increase and increased their purchases accordingly. This year’s price increase occurred on January 4, 2002.

Other product sales increased from $113,536 to $480,499. The increase was primarily attributable to the introduction of Fluoxetine 20 mg capsules in August 2001. Sales of the Company’s Fluoxetine totaled approximately $311,000 in the six months ended December 31, 2001. The increase is also attributable to an approximately 319% or $25,927 increase in sales of the Company’s franchise of oral contraceptive products and an approximately 195% or $13,138 increase in sales of Cenestin. These increases were driven primarily by higher volumes due to increasing market shares.

Cost of sales increased from $179,430 to $429,516 due mainly to an increase in product sales. Cost of sales as a percentage of product sales decreased from 69.4% to 60.7%. The decrease in cost of sales as a percentage of product sales was due to an improved mix in product sales, as lower margin products like Tamoxifen, made up a smaller percentage of sales than in the prior year, due to new product launches such as Fluoxetine and continued growth in the Company’s franchise of oral contraceptive products and Cenestin.

Selling, general and administrative expenses increased from $35,849 to $58,926. The increase was primarily due to an approximately 195% increase in Cenestin sales and a corresponding volume based marketing/selling expense associated with the marketing agreement with Solvay Pharmaceuticals, Inc.; increased legal costs, which include costs associated with patent challenge activity; increased headcount costs and higher insurance, freight and other costs associated with the launch of Fluoxetine.

Research and development expenses increased from $28,324 to $34,893. The increase reflected higher costs associated with proprietary products, including costs related to the Cenestin product line extension. The increase also reflected higher spending related to oral contraceptive product expansion and higher headcount and related costs.

Interest income decreased by $785 primarily due to a decrease in market rates on the Company’s short-term investments, which was partially offset by an increase in the average cash and cash equivalents balance.

Interest expense decreased $1,583 or 41% primarily due to a decrease in variable interest rates, as well as a decrease in the Company’s debt balances.

Other income increased by $237 in the current year. The current year includes $2,000 related to a legal settlement, while the prior year includes a gain realized on the sale of a portion of the Company’s investment in Galen Holdings PLC offset by the write-off of the Company’s investment in Gynetics, Inc. (See Note 9 to the Consolidated Financial Statements).

Liquidity and Capital Resources:

The Company’s cash and cash equivalents has increased from $222,343 at June 30, 2001 to $299,810 at September 30, 2001 to approximately $412,689 at December 31, 2001. In connection with an Alternative Collateral Agreement between the Company and the Innovator of Tamoxifen, the Company increased the cash held in its interest-bearing escrow account from $96,820 at June 30, 2001 to $112,954 at December 31, 2001 (See Note 3 to the Consolidated Financial Statements).

The increase in cash during the first half of the fiscal year was driven by over $227,000 in cash provided by operations which more than offset increasing investments in plant and equipment and over $20 million used in financing activities, primarily to pay down a portion of debt acquired as part of the Duramed merger.

Cash from operations of $227,187 during the first half of the year resulted from net earnings of over $114,000 and an approximately $93,000 decrease in net working capital. Net earnings for the first half of the year were positively impacted by the Company’s sales of generic Prozac, which it launched in early August 2001 and by stronger than expected sales of Tamoxifen. The Company expects its generic Prozac sales to decline significantly during the second half of the year as other manufacturers launch competing versions of generic Prozac in late January 2002. Tamoxifen sales are also expected to decline in the second half of the year but these declines are expected to be somewhat offset by the launch of several new products. However, net earnings are expected to decline by 40% to 50% during the second half of the year. Working capital decreases during the first half of the year were led by a significant increase in accounts payable, accrued liabilities and income taxes payable. Increases in accrued liabilities primarily relate to amounts due Barr’s partner under a profit sharing arrangement for generic Prozac, as well as, amounts accrued for merger-related costs. Income taxes payable have increased due to the significant increase in net income. During the second half of the year, Barr’s profit sharing liability will decline dramatically due to lower generic Prozac sales while the liability for merger-related costs is also expected to decline as a result of payments expected to be made over the next three to six months. Income taxes payable are also expected to decline during the second half of year due to tax payments and lower net income.

Accounts receivable increased during the first half of the year due to higher sales but are expected to decline over the remainder of the year due to sales declines discussed earlier. Inventories declined during the first six months of the year primarily driven by lower Tamoxifen inventory caused by high Tamoxifen sales. Inventories are not expected to decline as dramatically during the second half of the year. As a result of the above, cash flow from operations are expected to decline during the second half of the year.

Approximately $7.9 million of the Company’s quarterly cash flows from operations relates to payments from its contingent non-exclusive supply agreement with Bayer Corporation (“Bayer”) related to its 1997 Cipro patent challenge. Under that agreement, Bayer has, at its option, the right to allow Barr and its partner (collectively Barr) to purchase Cipro at a predetermined discount or to provide Barr quarterly cash payments. This contingent supply agreement expires in December 2003. If Bayer does not elect to supply Barr with product, Barr would receive approximately $31 million per calendar year for the remainder of the agreement, which are not related to sales of Cipro. However, there is no guarantee that Bayer will continue to make such payments. If Bayer elected to supply product to Barr for resale, the earnings and related cash flows, if any, Barr could earn from the sale of Cipro would be entirely dependent upon market conditions. The supply agreement also provides that, six months prior to patent expiry, if Barr is not already distributing the product, Barr will have the right to begin distributing ciprofloxacin product manufactured by Bayer.

In accordance with the development agreement entered into in March 2000 a portion of the Company’s spending on proprietary product development is being reimbursed by DuPont Pharmaceuticals Company, which has since been acquired by Bristol-Myers Squibb Company. During the three and six months ended December 31, 2001, the Company earned approximately $5 million and $10.3 million, respectively under the terms of the agreement. Payments under the Proprietary Product Development Agreement are reimbursements of Barr’s spending with quarterly limits of up to $4 to $5 million per quarter through December 2002 and an aggregate of $45 million on three of its proprietary products. Reimbursements are also limited to a maximum of $17 million for a single product. As of December 31, 2001 the Company had received approximately $30.4 million of the $45 million maximum. If reimbursement continued at the levels received over the past few quarters, the Company would reach the $45 million aggregate limit before the end of the calendar 2002. The Company also expects that by early fiscal 2003 the spending on such products may exceed the limits of the reimbursement.

During the first six months of fiscal 2002, the Company invested approximately $16.5 million in capital assets, primarily related to facility expansion in Virginia and upgrades and new equipment. The Company believes it may invest an additional $20 to $30 million in capital assets over the next 12 months primarily on the continued expansion of its distribution, research and development, manufacturing and packaging facilities and related equipment. Over the past two years, capital projects have been funded from cash flows provided by operations. Given the extent and the long-term nature of some of the planned expenditures, the Company may consider financing a portion of the expansion and believes it has the capital structure and cash flow to take on additional debt.

Debt balances declined during the quarter due to scheduled repayments of the Company’s debt and due to the early repayment of approximately $10 million of debt under a revolving credit facility and other facilities previously maintained by Duramed. The Company did not use any funds available to it under its $20 million Revolving Credit Facility during the current quarter. The Company expects to enter into a new revolving credit facility during the March quarter.

On October 24, 2001, the Company completed its merger with Duramed Pharmaceuticals, Inc. As previously disclosed, Barr expects to incur approximately $40 to $45 million of pre-tax expenses related to this merger, the majority of which will be incurred in fiscal 2002. These expenses include amounts to satisfy existing employment contracts, estimated severance costs, direct transaction costs including investment banking, legal, accounting, regulatory agency filings, financial printing and other related costs. During the quarter ended December 31, 2001 approximately $31 million of pre-tax expenses were recognized including approximately $12 million of cash payments. The Company expects the remaining amounts to be paid out before the end of fiscal 2002 primarily to satisfy remaining severance costs for certain Duramed officers and employees. In accordance with IRS regulations, not all such merger related costs will be tax deductible. The Company expects that approximately $6.2 million of the total merger costs will not be deductible for federal income tax purposes.

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

The working capital costs associated with selling Tamoxifen are expected to increase after Barr begins to manufacture and sell its own version of Tamoxifen. For example, the Company’s accounts payable are expected to decline significantly due to lower costs to manufacture and shorter payment terms to the Company’s suppliers compared to those contained in Barr’s distribution agreement with AstraZeneca. In addition, inventory costs for Tamoxifen are expected to decline significantly, as the cost to manufacture will be well below Barr’s current purchase price. Accounts receivable balances will be affected by lower sales due to the launch of other generics and by longer payment terms offered to customers. This increase in working capital could lower Barr’s cash balances. The extent of such decline is dependent upon several factors, some of which are outside Barr’s control and is therefore difficult to predict.

As the Company seeks to grow it will continue to evaluate and enter into various strategic collaborations or acquisitions including raw material development contracts, product acquisitions and corporate acquisitions of investments. The amount of cash the Company commits to these transactions may be significant, however, the timing and amount invested is difficult to predict and depends on a number of factors including the number of interested parties and the ability to identify attractive opportunities which are out of Barr’s control.

The Company believes that its current cash balances, cash flows from operations and borrowing capacity will be adequate to meet the operations described above and to take advantage of strategic opportunities as they occur. To the extent that additional capital resources are required, such capital may be raised by additional bank borrowings, equity offerings or other means.

Related Parties

The Company’s related party transactions are with affiliated companies of Dr. Bernard C. Sherman, who directly or indirectly owns approximately 25% of Barr’s common stock. Included in accrued liabilities as of December 31, 2001 is $72,713 payable to one such company arising from the Company’s Fluoxetine profit-split agreement. Included in cost of sales for the three and six months ended December 31, 2001 is approximately $65,525 and $150,221 also related to the Fluoxetine profit-split agreement. The Company also purchases bulk pharmaceutical products from another company related to Dr. Sherman. As of December 31, 2001 the Company had no payables outstanding to this company.

Barr also sells certain of its pharmaceutical products and bulk pharmaceutical materials to two other companies owned by Dr. Sherman. As of December 31, 2001, the Company’s accounts receivable included $2,495 due from such companies.

Outlook

The following section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. The generic pharmaceutical industry is characterized by relatively short product lives and declining prices and margins as competitors launch competing products. The Company’s strategy has been to develop generic products with some barrier to entry to limit competition and extend product lives and margins. The Company’s expanded efforts in developing and launching proprietary products is also driven by the desire to market products that will have limited competition and longer product lives. The Company’s future operating results including achieving the estimates described below, are dependent upon several factors. These factors include timing of product approval and launches, the ability to introduce new products, patient acceptance of new products and new indications of existing products, customer purchasing practices, pricing practices of competitors, spending levels including research and development and patent activities, as well as, risk factors contained in the Company’s Registration Statements on Forms S-3 and S-4 as filed with the Securities and Exchange Commission in May 2001 and August 2001, respectively. In addition, the ability to receive sufficient quantities of raw materials to maintain its production is critical. While the Company has not experienced any interruption in sales due to lack of raw materials, the Company is continually identifying alternate raw material suppliers for many of its key products in the event that raw material shortages were to occur.

The following forward-looking statements of forecasted results for the six months ending June 30, 2002 include the effect of the merger between Barr and Duramed Pharmaceuticals, Inc. The merger was approved by the shareholders of both companies and became effective on October 24, 2001. The merger is intended to be treated as a tax-free reorganization pursuant to section 368 of the Internal Revenue Code of 1986, as amended, and is being accounted for using the pooling-of-interests method. The forecasted results are compared to the unaudited combined results from the first six months of the current fiscal year.

Revenues

Product sales:

Total product sales are expected to decline substantially in the second half of fiscal 2002 compared to the first half of the year as the Company’s six months of generic exclusivity on Fluoxetine 20mg capsules ends in late January 2002. Fluoxetine sales of approximately $311,000 in the first half of the fiscal year are expected to decline by over 90% in the second half of the year as additional competitors enter the market causing an immediate decline in price and market share. Tamoxifen sales are expected to decline by approximately 40% in the second half of the year compared to the approximately $227,000 sold during the first half due to the timing of an annual price increase, which occurred in January 2002. Lower Tamoxifen sales during the one or two quarters after a price increase is announced is not unusual as certain customers increase purchases in anticipation of a price increase, then reduce their purchases after the increase to allow inventory levels to decline. Despite this decline, Tamoxifen sales for the fiscal year are still expected to be approximately $350,000 to $360,000, up approximately 10% compared to last year. This year-over-year increase in Tamoxifen sales is driven both by higher prices and higher volumes.

Higher sales from Barr’s other products during the second half of fiscal 2002 are expected to help offset the lower Fluoxetine and Tamoxifen sales. Product sales, excluding Fluoxetine and Tamoxifen, were approximately $169,000 during the first six months of the fiscal year. This total is expected to increase approximately 50% due to expected sales from new product launches occurring between January and June. Key product launches anticipated during the second half of the year include Barr’s generic versions of Adderall and Glucophage, as well as, several generic oral contraceptives. The timing of such launches is primarily dependent upon the timing of approvals from FDA, which are difficult to predict, and outside the Company’s control.

Development and other revenue:

Development and other revenue is expected to be approximately $10 — $11 million during the second half of the year in line with the nearly $11 million during the first half of the year. The majority of development and other revenue are reimbursements for spending on certain research and development projects.

Margins:

Overall gross profit margins on product sales are expected to be higher than the 39% earned in the first half of the year, primarily due to a lower percentage of Tamoxifen sales in the second half compared to the first half. Tamoxifen, which the Company distributes, has a margin of approximately 14-15% per year, which is substantially lower than the average margin Barr earns on products it manufactures. Lower sales of Fluoxetine, which carries a lower gross profit than many other manufactured products, and the contribution from new products to be launched should also help drive higher margins in the second half of fiscal 2002.

Research and development:

Research and development spending during the second half of the year is expected to be approximately $45 million compared to nearly $35 million in the first half. This increase is related to expected higher spending on products not covered under the Proprietary Drug Development Agreement as well as increased headcount costs. Higher bio-study and raw material costs are also expected to contribute to the increase.

Selling, general and administrative:

Selling, general and administrative costs, excluding merger-related costs, are expected to be down from approximately $59 million incurred in the first half of the year despite an increase in marketing expenses related to expected higher Cenestin sales. Under the terms of the Company’s agreement with Solvay Pharmaceuticals (“Solvay”), Solvay receives 80% of the gross profits on Cenestin sales. Solvay’s share of Cenestin gross profits is included in marketing costs. Offsetting this increase are expected declines in other sales and marketing costs and certain administrative costs primarily due to synergies realized from combining operations. In addition, legal costs are expected to decline due primarily to reduced spending on patent challenge matters that have been recently resolved.

Interest income:

Interest income during the last two quarters is expected to be consistent with the amounts earned in the first half as higher average cash balances are somewhat offset by lower rates anticipated during the second half of the year.

Interest expense:

Interest expense is expected to be lower during the second half of the year due to lower debt.

Other income:

No other income is expected in the second half of the year as gains related to a litigation settlement are not expected to be repeated.

Preferred stock dividends:

No preferred stock dividends are expected in the second half of the year as the previously outstanding preferred stock was converted to common stock in late September 2001.

Merger-related costs:

Additional merger-related costs, including remaining severance payments, expected to be incurred during the second half of fiscal 2002 should be substantially lower than those incurred during the first half of the year. The Company believes a portion of the remaining merger-related costs will not be deductible due to deduction limitations imposed by section 280G of the Internal Revenue Code. The Company believes that most, if not all, of the remaining merger-related costs will be incurred in the quarter ending March 31, 2002.

Tax rate:

The tax rate for the second half of the fiscal year is expected to be slightly lower than the 37.7% realized during the first half of the year due to lower non-deductible merger costs.

Cash flows:

Cash increased nearly $200 million during the first half of the year driven by strong earnings growth and lower net working capital. The Company does not expect a similar increase during the second half of the year due primarily to lower expected earnings, increases in working capital and continued investment in capital projects. Working capital increases are expected to occur primarily due to declines in income taxes payable and accrued liabilities.

Earnings per share:

For the six months ended December 31, 2001, the Company had earnings per share of $2.46, which reflects a $0.50 per share charge related to non-recurring items and merger-related costs. These earnings included the higher than expected sales of Tamoxifen, which resulted in the recognition of a few cents into the second quarter results that might otherwise have been recognized in the third quarter. As a result, the Company expects earnings in the second half of the year to be in the range of approximately $1.55 to $1.65 per share excluding merger-related costs.

Because the remaining month of Fluoxetine exclusivity is in the third quarter and due to the anticipated timing of key product launches such as generic Adderall, the Company expects its earnings for the second half of the year to be weighted more heavily toward the third quarter than the fourth quarter.

Forward-Looking Statements:

Except for the historical information contained herein, this Form 10-Q contains forward-looking statements, all of which are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include: the timing and outcome of legal proceedings; the difficulty of predicting the timing of FDA approvals; the difficulty in predicting the timing and outcome of court decisions on patent challenges; the court and FDA decisions on exclusivity periods; market and customer acceptance and demand for new pharmaceutical products; the ability to market proprietary products; the impact of competitive products and pricing; timing and success of product development and launch; availability of raw materials; the regulatory environment; fluctuations in operating results; and, other risks detailed from time-to-time in the Company’s filings with the Securities and Exchange Commission. Forward-looking statements can be identified by their use of words such as “expects,” “plans,” “will,” “should,” “believes,” “may,” “estimates,” “intends” and other words of similar meaning. Should known or unknown risks or uncertainties materialize, or should our assumptions prove inaccurate, actual results could vary materially from those anticipated.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

As discussed in the 2001 Annual Report on Form 10-K, the Company’s exposure to market risk from changes in interest rates, in general, is not material.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

In June 2001, Barr filed an ANDA seeking approval from the FDA to market fexofenadine HCI tablets 30mg, 60mg and 180mg, the generic equivalent of Aventis Pharmaceutical Inc.’s (“Aventis”) Allegra® 30mg, 60mg and 180mg tablets, respectively. The Company notified Aventis pursuant to the provisions of the Hatch-Waxman Act and on September 7, 2001, Aventis filed a patent infringement action in United States District Court for the District of New Jersey — Newark Division, seeking to prevent Barr from marketing these products until after expiration of certain U.S. patents, the last of which expires in 2018.

In June 2001 and August 2001, Barr filed an ANDA seeking approval from the FDA to market alendronate sodium 70mg tablets and 35mg tablets, respectively, the generic equivalent of Merck & Co., Inc.’s (“Merck”) Fosomax® 70mg tablets and 35mg tablets, respectively. The Company notified Merck pursuant to the provisions of the Hatch-Waxman Act and on August 31, 2001 and December 14, 2001, Merck filed patent infringement actions in United States District Court for the District of Delaware, seeking to prevent Barr from marketing these products until after expiration of certain U.S. patents, the last of which expires in 2018.

In September 2001, Barr filed an ANDA seeking approval from the FDA to market norethindrone acetate and ethinyl estradiol tablets, the generic equivalent of Pfizer, Inc.’s (“Pfizer”) FemHrt®. The Company notified Pfizer pursuant to the provisions of the Hatch-Waxman Act and on December 6, 2001, Pfizer filed a patent infringement action in United States District Court for the Southern District of New York, seeking to prevent Barr from marketing this product until after expiration of certain U.S. patents, the last of which expires in 2010.

In October 1998, Barr filed an ANDA seeking approval from the FDA to market the three different tablet combinations of norethindrone and ethinyl estradiol, the generic equivalent of Ortho-McNeil Pharmaceuticals, Inc.’s (“Ortho”) Ortho-Novem 7/7/7® oral contraceptive regimen. The Company notified Ortho pursuant to the provisions of the Hatch-Waxman Act and on January 15, 1999, Ortho filed a patent infringement action in the United States District Court for the District of New Jersey — Trenton Division seeking to prevent Barr from marketing the three different tablet combinations of norethindrone and ethinyl estradiol until certain U.S. patents expire in 2003. On October 29, 2001, the Company reached settlement of pending litigation regarding Ortho’s patents protecting Ortho-Novum 7/7/7 oral contraceptive. As a result of the settlement, Barr will be permitted to introduce a generic product under a non-exclusive license nine months prior to the expiration of the Ortho-Novum 7/7/7 patents.

In May 2000, the Company filed an ANDA seeking approval from the FDA to market the tablet combination of desogestrel/ethinyl estradiol tablets and ethinyl estradiol tablets, the generic equivalent of Bio-Technology General Corp.’s (“BTG”) Mircette® oral contraceptive regimen. The Company notified BTG pursuant to the provisions of the Hatch-Waxman Act and BTG filed a patent infringement action in the United States District Court for the District of New Jersey — Trenton Division seeking to prevent Barr from marketing the tablet combination. On December 17, 2001 the United States District Court for the District of New Jersey — Trenton Division granted summary judgement, finding that Barr’s product did not infringe the patent at issue in the case.

Item 4.    Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders of Barr Laboratories, Inc. was held on October 24, 2001, at the St. Regis Hotel in New York, New York to consider and vote upon a proposal to approve the issuance of shares of Barr common stock in connection with the merger of Beta Merger Sub I, Inc., a wholly-owned subsidiary of Barr, with and into Duramed Pharmaceuticals, Inc. The proposal was approved based on the following votes cast:

For	29,609,852
Against	58,366
Abstained	87,444

The Annual Meeting of Shareholders of Barr Laboratories, Inc. was held on October 25, 2001, at the St. Regis Hotel in New York City. Of the 35,475,288 shares entitled to vote, 33,683,217 shares were represented at the meeting by proxy or present in person. The meeting was held for the following purposes:

1.	To elect a Board of Directors.

All twelve nominees were elected based on the following votes cast:

For	Shares
E. Thomas Arington	33,325,402
Carole S. Ben-Maimon	29,264,839
Paul M. Bisaro	29,484,848
Robert J. Bolger	33,432,579
Harold N. Chefitz	33,429,227
Edwin A. Cohen	33,433,564
Bruce L. Downey	29,482,825
Richard R. Frankovic	33,325,771
Jack M. Kay	33,434,225
Peter R. Seaver	33,325,771
Bernard C. Sherman	33,357,684
George P. Stephan	33,432,776

2.	To consider approval of an amendment to the Company’s 1993 Stock Incentive Plan. The proposal was approved based on the following votes cast:

For	26,120,928
Against	7,519,458
Abstained	42,831

3.	To consider approval of an amendment to the Company’s 1993 Stock Option Plan for Non-Employee Directors. The proposal was approved based on the following votes cast:

For	32,405,922
Against	1,222,531
Abstained	54,764

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibit Number	Exhibit

None

(b)	The following reports were filed by the Company on Form 8-K in the quarter ended December 31, 2001.

Report Date	Item Reported

September 21, 2001	Press release announcing that the Company’s board of directors authorized the Company to spend up to $100 million for a common stock repurchase program pursuant to an Emergency Order issued by the SEC on September 17, 2001, permitting companies to initiate common stock repurchase programs without impacting pooling-of-interests accounting.

October 24, 2001	The Company announced the completion of its merger with Duramed Pharmaceuticals, Inc. The report included audited financial statements and proforma financial information.

December 20, 2001	The Company filed combined selected post-merger financial information as of and for the month ended November 30, 2001 to satisfy its requirement under Accounting Series Release No. 135, as interpreted by Staff Accounting Bulletin No. 65.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARR LABORATORIES, INC.

Dated: February 11, 2002	/s/ William T. McKee William T. McKee Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)