Form 10-Q
period 2002-03-31
BARR LABORATORIES INC
filed 2002-05-14
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2002 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


                          Commission file number 1-9860
                                                 ------

                            BARR LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            NEW YORK                                              22-1927534
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (I.R.S. - Employer
Incorporation or Organization)                               Identification No.)


          TWO QUAKER ROAD, P. O. BOX 2900, POMONA, NEW YORK 10970-0519
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                  845-362-1100
                         ------------------------------
                         (Registrant's telephone number)


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

Yes [X]    No [ ]

Number of shares of common stock, par value $.01, outstanding as of March 31, 2002: 43,512,476

                             BARR LABORATORIES, INC.


                              INDEX                                         PAGE
                              -----                                         ----
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets as of
               March 31, 2002 and June 30, 2001                                3

               Consolidated Statements of Earnings
               for the three and nine months ended
               March 31, 2002 and 2001                                         4

               Consolidated Statements of Cash Flows
               for the nine months ended
               March 31, 2002 and 2001                                         5

               Notes to Consolidated Financial
               Statements                                                   6-15

     Item 2.   Management's Discussion and
               Analysis of Financial Condition and
               Results of Operations                                       16-25

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                                              25

PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings                                              26

     Item 6.   Exhibits and Reports on Form 8-K                               27

SIGNATURES                                                                    27

                             BARR LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           MARCH 31,   JUNE 30,
                                                              2002        2001
                                                           ---------   ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents                               $481,006    $222,343
   Accounts receivable, less allowances of
      $35,575 and $9,424, respectively                       42,092      85,811
   Other receivables                                         31,798      24,732
   Inventories                                              138,787     142,308
   Deferred income taxes                                      5,691       6,248
   Prepaid expenses and other assets                          5,868       6,282
                                                           --------    --------
      Total current assets                                  705,242     487,724

Property, plant and equipment, net of accumulated
   depreciation of $86,763 and $80,546, respectively        157,347     131,075
Deferred income taxes                                        40,900      41,223
Other assets                                                 18,951       6,494
                                                           --------    --------
      Total assets                                         $922,440    $666,516
                                                           ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $126,669    $123,774
   Accrued liabilities (including accrued
      liabilities to a related party of $40,730
      and $954, respectively)                                99,478      31,743
   Current portion of long-term debt                          5,027       7,929
   Current portion of capital leases                          1,650       1,003
   Income taxes payable                                      24,459      10,174
                                                           --------    --------
     Total current liabilities                              257,283     174,623

Long-term debt                                               38,057      63,539
Long-term capital leases                                      5,527       2,024
Other liabilities                                             1,900       1,376
Redeemable convertible stock                                     --       8,177
Commitments & Contingencies

Shareholders' equity:
   Preferred stock $1 par value per share;
      authorized 2,000,000; none issued
   Common stock $.01 par value per share;
      authorized 100,000,000; issued 43,699,408
      and 42,333,524, respectively                              437         424
   Additional paid-in capital                               273,100     239,264
   Additional paid-in capital - warrants                     16,418      16,418
   Retained earnings                                        330,199     160,347
   Accumulated other comprehensive income                       227         337
                                                           --------    --------
                                                            620,381     416,790
   Treasury stock, shares at cost: 186,932
      and 176,932, respectively                                (708)        (13)
                                                           --------    --------
      Total shareholders' equity                            619,673     416,777
                                                           --------    --------
      Total liabilities and shareholders' equity           $922,440    $666,516
                                                           ========    ========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           MARCH 31,             MARCH 31,
                                                      -------------------   -------------------
                                                        2002       2001       2002       2001
                                                      --------   --------   --------   --------
Revenues:
   Product sales                                      $255,916   $156,512   $963,164   $415,209
   Development and other revenue                         5,495      3,269     16,440     13,288
                                                      --------   --------   --------   --------
Total revenues                                         261,411    159,781    979,604    428,497

Costs and expenses:
   Cost of sales                                       139,142    106,815    570,040    286,245
   Selling, general and administrative                  26,271     18,898     83,815     54,747
   Research and development                             18,715     15,290     53,608     43,614
   Merger-related costs                                  2,356         --     33,295         --
                                                      --------   --------   --------   --------
Earnings from operations                                74,927     18,778    238,846     43,891

Proceeds from patent challenge settlement                7,937      7,000     23,812     21,000
Interest income                                          1,953      2,521      5,936      7,289
Interest expense                                           684      1,735      2,925      5,559
Other income                                                 8      2,045      2,019      3,819
                                                      --------   --------   --------   --------
Earnings before income taxes and extraordinary loss     84,141     28,609    267,688     70,440
Income tax expense                                      31,034     10,507    100,175     27,346
                                                      --------   --------   --------   --------
Earnings before extraordinary loss                      53,107     18,102    167,513     43,094
Extraordinary loss on early extinguishment of debt,
   net of taxes of $87                                      --         --        160         --
                                                      --------   --------   --------   --------
Net earnings                                            53,107     18,102    167,353     43,094
Preferred stock dividends                                   --        128        457        214
Deemed dividend on convertible preferred stock              --         --      1,493         --
                                                      --------   --------   --------   --------
Net earnings applicable to common shareholders        $ 53,107   $ 17,974   $165,403   $ 42,880
                                                      ========   ========   ========   ========
Earnings per common share - basic
Earnings before extraordinary loss                    $   1.22   $   0.43   $   3.90   $   1.03
                                                      ========   ========   ========   ========
Net earnings                                          $   1.22   $   0.43   $   3.85   $   1.02
                                                      ========   ========   ========   ========
Earnings per common share - assuming dilution
Earnings before extraordinary loss                    $   1.17   $   0.41   $   3.69   $   0.97
                                                      ========   ========   ========   ========
Net earnings                                          $   1.17   $   0.40   $   3.65   $   0.97
                                                      ========   ========   ========   ========
Weighted average shares                                 43,363     42,086     42,969     41,923
                                                      ========   ========   ========   ========
Weighted average shares - assuming dilution             45,565     44,604     45,372     44,379
                                                      ========   ========   ========   ========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                            2002         2001
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                          $ 167,353    $  43,094
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation and amortization                         11,271       10,694
      Deferred income tax benefit                           (1,790)        (264)
      Write-off of deferred financing fees associated
         with early extinguishment of debt                     247           --
      Tax benefit of stock incentive plans                   5,256           --
      Gain on sale of marketable securities                     --       (6,671)
      Write-off of investment                                   --        2,750
      Other                                                    200          379

   Changes in assets and liabilities:
      (Increase) decrease in:
         Accounts receivable and other receivables, net     46,280         (957)
         Inventories                                         4,042      (26,858)
         Prepaid expenses and other current assets           1,037          299
         Other assets                                       (3,414)        (410)
      Increase (decrease) in:
         Accounts payable, accrued liabilities and
            other liabilities                               68,231        7,045
         Income taxes payable                               14,183       15,035
                                                         ---------    ---------
      Net cash provided by operating activities            312,896       44,136
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment              (32,598)     (11,606)
   Proceeds from sale of property, plant and equipment         395           27
   Purchases of marketable securities, net                 (10,000)      10,839
                                                         ---------    ---------
      Net cash used in investing activities                (42,203)        (740)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt and
      capital leases                                        (9,848)     (15,155)
   Payments on revolving line of credit, net               (20,316)      (1,846)
   Long-term borrowings                                         --       30,712
   Earnings from DuPont agreements applied to
      warrant receivable                                        --        1,835
   Purchases of treasury stock                                (695)          --
   Proceeds from exercise of stock options and
      employee stock purchases                              18,890        8,871
   Other                                                       (61)        (129)
                                                         ---------    ---------
      Net cash (used in) provided by financing
         activities                                        (12,030)      24,288
                                                         ---------    ---------
      Increase in cash and cash equivalents                258,663       67,684
Cash and cash equivalents at beginning of period           222,343      155,926
                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 481,006    $ 223,610
                                                         =========    =========
SUPPLEMENTAL CASH FLOW DATA:
   Cash paid during the period:
      Interest, net of portion capitalized               $   2,457    $   4,426
                                                         =========    =========
      Income taxes                                       $  81,446    $  13,044
                                                         =========    =========
   Non-cash transactions:
      Equipment under capital lease                      $   5,318    $     612
                                                         =========    =========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Barr Laboratories, Inc. and its wholly-owned subsidiaries (the "Company" or "Barr"). The Company when used in the context of "the Company and Duramed" refers to pre-merger Barr.

     In the opinion of the Management of the Company, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2001 and quarterly reports on Form 10-Q for the periods ended September 30, 2001 and December 31, 2001.

     Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation.


2.   BUSINESS COMBINATION

     On June 29, 2001, the Company announced the signing of a definitive agreement of merger with Duramed Pharmaceuticals, Inc. ("Duramed"), a developer, manufacturer, and marketer of prescription drug products focusing on women's health and the hormone replacement therapy markets. On October 23, 2001 and October 24, 2001, the merger was approved by the shareholders of Duramed and Barr, respectively. The merger was treated as a tax-free reorganization and was accounted for as a pooling-of-interests for financial reporting purposes.

     Under the terms of the merger agreement, Duramed common shareholders received a fixed exchange ratio of 0.2562 shares of Barr common stock for each share of Duramed common stock. Based on these terms, Barr issued approximately 7.5 million shares of its common stock for all the outstanding common stock of Duramed and exchanged all options and warrants to purchase Duramed stock for options and warrants to purchase approximately 1.2 million shares of the Company's common stock.

     All financial data of the Company presented in these financial statements has been restated to include the historical financial data of Duramed in accordance with generally accepted accounting principles and pursuant to Regulation S-X of the Securities and Exchange Commission.

     The Company and Duramed had different year-ends. Duramed had a calendar year end, whereas the Company's fiscal year ends on June 30th. For the current period, financial information as of and for the three and nine months ended March 31, 2002, includes such periods for both companies. However, for the prior year periods presented, the consolidated statements of earnings for Barr's three and nine months ended March 31, 2001 were combined with Duramed's three and nine months ended September 30, 2000. Barr's balance sheet as of June 30, 2001 was combined with Duramed's balance sheet as of December 31, 2000. Barr's statement of cash flows for the nine months ended March 31, 2001 was combined with Duramed's nine months ended September 30, 2000.

     The Company and Duramed had certain differences in the classification of expenses in their historical statements of operations and certain differences in the classification of assets and liabilities in their historical balance sheets. Reclassifications have been made to conform the combined companies' income statement and balance sheet classifications. In addition, the historical Duramed balance sheets included approximately $50 million in deferred tax assets, which had been fully offset by a valuation allowance. On a combined basis with Barr, Barr expects to utilize a majority of these deferred tax assets. Therefore, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", the Company has restated Duramed's historical balance sheets to include the deferred tax asset that is more likely than not expected to be utilized.

     The results of operations of the previously separate companies for the period prior to the consummation of the merger, that are included in the year to date current and prior year combined net income are summarized below. The adjustments to net income and shareholders' equity below arise from the income tax adjustment discussed above.

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                        SEPTEMBER 30, 2001      MARCH 31, 2001
                                        ------------------     -----------------
     Net revenues:
        Barr                                $ 315,329              $ 368,791
        Duramed                                36,774                 59,706
        Adjustment                                 --                     --
                                            ---------              ---------
     Combined                                 352,103                428,497

     Net income/(loss):
        Barr                                $  67,060              $  44,037
        Duramed                                 2,892                 (1,378)
        Adjustment                                253                    221
                                            ---------              ---------
     Combined                                  70,205                 42,880

                                        SEPTEMBER 30, 2001        JUNE 30, 2001
                                        ------------------        -------------
     Shareholders' equity:
        Barr                                 $435,427               $365,642
        Duramed                                29,035                  6,380
        Adjustment                             42,258                 44,755
                                             --------               --------
     Combined                                 506,720                416,777


3.   CASH AND CASH EQUIVALENTS

     Cash equivalents consist of short-term, highly liquid investments, including market auction securities with interest rates that are re-set in intervals of 7 to 90 days, which are readily convertible into cash at par value, which approximates cost.

     As of March 31, 2002 and June 30, 2001, approximately $105,514 and $96,820, respectively, of the Company's cash was held in an interest bearing escrow account. Such amounts represent the portion of the Company's payable balance with AstraZeneca Pharmaceuticals LP ("AstraZeneca"), which the Company has decided to secure in connection with its cash management policy. The Company pays

     AstraZeneca a monthly fee based on a rate multiplied by the average unsecured monthly Tamoxifen payable balance.


4.   OTHER RECEIVABLES

     Other receivables consist primarily of patent challenge settlement receivables and receivables related to development and other revenue (See
     Note 8).


5.   INVENTORIES

     Inventories consisted of the following:

                                            MARCH 31, 2002         JUNE 30, 2001
                                            --------------         -------------
     Raw materials and supplies                $ 40,477               $ 36,894
     Work-in-process                             14,721                  6,173
     Finished goods                              83,589                 99,241
                                               --------               --------
                                               $138,787               $142,308
                                               ========               ========


     Tamoxifen Citrate, purchased as a finished product, accounted for approximately $58,652 and $66,890 of finished goods inventory as of March 31, 2002 and June 30, 2001, respectively.


6.   RELATED PARTIES

     The Company's related party transactions are with affiliated companies of Dr. Bernard C. Sherman, who directly or indirectly owns approximately 25% of Barr's common stock. Included in accrued liabilities as of March 31, 2002 is $40,210 payable to one such company arising from the Company's Fluoxetine profit-split agreement. Included in cost of sales for the three and nine months ended March 31, 2002 is approximately $25,025 and $175,246 also related to the Fluoxetine profit-split agreement. The Company also purchases bulk pharmaceutical products from another company related to Dr. Sherman. As of March 31, 2002, the Company had $520 in payables outstanding to this company.

     Barr also sells certain of its pharmaceutical products and bulk pharmaceutical materials to two other companies owned by Dr. Sherman. As of March 31, 2002, the Company's accounts receivable included $882 due from such companies.


7.   OTHER ASSETS

     Other assets includes $10,000 in market auction preferred securities that were purchased in January 2002. They have an average maturity of less than two years.


8.   DEVELOPMENT AND OTHER REVENUE

     Development and other revenue consists primarily of amounts received from DuPont Pharmaceuticals Company ("DuPont"), which has since been acquired by Bristol-Myers Squibb

     Company ("BMS"), for various development and co-marketing agreements entered into in March 2000. As the Company incurs research and other development activity costs, Barr records such expenses as research and development and invoices and records the related revenue from DuPont as development and other revenue (See also Note 17).

     Development and other revenue also includes royalty income earned under licensing agreements with other parties.


9.   EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators used to calculate earnings per common share ("EPS") on the Consolidated Statements of Earnings:

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            MARCH 31,             MARCH 31,
                                                      -------------------   -------------------
                                                        2002       2001       2002       2001
                                                      --------   --------   --------   --------
                                                           (Share amounts in thousands)
Earnings before extraordinary loss                    $ 53,107   $ 18,102   $167,513   $ 43,094
Dividends on preferred stock                                --        128        457        214
Deemed dividend on convertible preferred stock              --         --      1,493         --
                                                      --------   --------   --------   --------
Numerator for basic and diluted earnings per share-
   earnings before extraordinary loss available for
   common stockholders                                $ 53,107   $ 17,974   $165,563   $ 42,880
                                                      ========   ========   ========   ========
EARNINGS PER COMMON SHARE - BASIC:
Weighted average shares (denominator)                   43,363     42,086     42,969     41,923
Earnings before extraordinary loss available for
   common stockholders                                $   1.22   $   0.43   $   3.85   $   1.02
                                                      ========   ========   ========   ========

EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
Weighted average shares                                 43,363     42,086     42,969     41,923
Effect of dilutive options                               2,202      2,518      2,403      2,456
                                                      --------   --------   --------   --------
Weighted average shares - assuming
 dilution (denominator)                                 45,565     44,604     45,372     44,379

Net earnings                                          $   1.17   $   0.40   $   3.65   $   0.97
                                                      ========   ========   ========   ========

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            MARCH 31,             MARCH 31,
                                                      -------------------   -------------------
                                                        2002       2001       2002       2001
                                                      --------   --------   --------   --------
Not included in the calculation of diluted
   earnings per share because their impact
   is antidilutive:
      Stock options outstanding                            679        412        679      1,080
      Warrants                                              --        139         --        471
      Preferred if converted                                --        506      1,013        506

10.  OTHER INCOME

     In December 2001, the Company settled a patent infringement case with a third party. Under the terms of the settlement, the Company acknowledged the validity of the third party's patent and agreed to refrain from selling the product after March 31, 2002. In consideration of the settlement, the patent holder agreed to pay Barr $2,000 in two installments. The first payment was made December 2001 and the second is due August 2002.

     The prior year included a gain of $2,370 and $6,659 for the three and nine months ended March 31, 2001, respectively, on the sale of the Company's investment in Galen Holdings PLC. Partially offsetting these gains in the prior year was a write-off of approximately $2,500 in the quarter ended September 30, 2000 related to its investment in Gynetics, Inc.


11.  COMPREHENSIVE INCOME

     Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income comprises net income and the net changes in unrealized gains and losses on securities classified for SFAS No. 115 purposes as "available for sale". Total comprehensive income for the three months ended March 31, 2002 and 2001 was $53,088 and $13,940, respectively, and for the nine months ended March 31, 2002 and 2001 was $167,243 and $38,474, respectively.


12.  NEW ACCOUNTING PRONOUNCEMENTS

     Business Combinations/Goodwill and Other Intangible Assets
     ----------------------------------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes APB opinion No. 16, "Business Combinations" and amends or supercedes a number of related interpretations of APB 16. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, and changes the criteria to recognize intangible assets apart from goodwill. SFAS No. 142 supercedes APB opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company has adopted the provisions of SFAS No. 141. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning in the first fiscal quarter of fiscal 2003. The Company does not believe that the adoption of SFAS No. 142 will have a material impact on its results of operations or financial position.

     Accounting for Asset Retirement Obligations
     -------------------------------------------

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred with a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing the potential impact of the adoption of the provisions of SFAS No. 143 on its consolidated financial statements.

     Accounting for the Impairment or Disposal of Long-Lived Assets
     --------------------------------------------------------------

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing the potential impact of the adoption of the provisions of SFAS No. 144 on its consolidated financial statements.


13.  MERGER-RELATED COSTS

     As a result of the acquisition of Duramed discussed in Note 2, the Company incurred net pre-tax merger-related expenses for the three and nine months ended March 31, 2002 of approximately $2 and $33 million, respectively, nearly all of which is included in the consolidated statements of earnings as merger-related costs. Such expenses include approximately $13 million in direct transaction costs such as investment banking, legal and accounting costs, as well as, approximately $7 million in costs associated with facility and product rationalization and $13 million in severance costs. Portions of these expenses are not tax deductible. The severance costs include approximately $10 million intended to satisfy the change in control payments under certain previously existing employment contracts along with the expected cost associated with terminating approximately 120 former Duramed employees primarily representing general and administrative functions. As of March 31, 2002, all of the direct transaction costs and approximately $2.6 million in involuntary termination benefits, for approximately 84 people, have been paid and charged against the liability leaving a remaining liability balance of approximately $15 million. It is expected that substantially all of these merger-related expenses will be paid out of existing cash balances within the next twelve months.


14.  COMMON STOCK REPURCHASE

     On September 17, 2001, the Securities and Exchange Commission ("SEC") issued an Emergency Order permitting companies to initiate common stock repurchase programs without impacting pooling-of-interests accounting. As a result, the Company's board of directors authorized the Company to spend up to $100,000 for such a common stock repurchase program. Such authorization was limited to the time periods established by the SEC. On October 12, 2001, the SEC's order expired and the Company's repurchase program ended. During the period the Company repurchased 10,000 shares of its common stock at a total cost of approximately $695.


15.  BUSINESS DEVELOPMENT VENTURES

     Enhance Pharmaceuticals
     -----------------------

     On March 21, 2002, the Company signed an agreement for the acquisition of certain assets and liabilities of Enhance Pharmaceuticals, Inc. ("Enhance") of Princeton, New Jersey, for $44 million in cash. Enhance, a privately held company, has developed a proprietary, novel, vaginal ring delivery system to address a variety of female health issues and unmet medical needs. The acquisition is contingent upon the satisfaction of certain conditions but the Company believes that the transaction could close as early as the quarter ending June 30, 2002.

     Natural Biologics
     -----------------

     On March 6, 2002, Barr signed a series of agreements with Natural Biologics, LLC ("Natural Biologics") to develop an "AB" rated conjugated estrogens product based on Natural Biologics' equine-based raw material. Under the terms of the agreement, Barr will provide financing to Natural Biologics of up to $35 million over a three-year period and up to an additional $35 million in milestone payments up to and including approval of a generic product. Barr will also provide the pharmaceutical, regulatory, manufacturing and sales and marketing expertise necessary to commercialize a generic conjugated estrogens product. Barr has the right to withdraw from the agreements if certain milestones are not met. As of March 31, 2002, Barr had provided $3,500 of financing which is included in other assets as a loan receivable.


16.  COMMITMENTS AND CONTINGENCIES

     Class Action Lawsuits
     ---------------------

     As of May 8, 2002, 38 class action complaints have been filed by direct and/or indirect purchasers of Ciprofloxacin (Cipro(R)) from 1997 to present against the Company, Bayer Corporation, The Rugby Group, Inc. and others. The complaints allege that the 1997 Bayer-Barr patent litigation settlement agreement was in violation of federal antitrust laws and/or state antitrust and consumer protection laws on the grounds that the agreement was allegedly anti-competitive.

     As of May 8, 2002, 33 consumer or third party payor class action complaints have been filed against Zeneca, Inc., AstraZeneca Pharmaceuticals LP and the Company. The complaints allege, among other things, that the 1993 settlement of patent litigation between Zeneca, Inc. and the Company violates the antitrust laws, insulates Zeneca, Inc. and the Company from generic competition and enables Zeneca, Inc. and Barr to charge artificially inflated prices for Tamoxifen citrate.

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

     Invamed, Inc./Apothecon, Inc. Lawsuit
     -------------------------------------

     In February 1998 and May 1999, Invamed, Inc. and Apothecon, Inc., respectively, both of which have since been acquired by Geneva Pharmaceuticals, Inc., which is a subsidiary of Novartis AG, named the Company and several others as defendants in lawsuits filed in the United States District Court for the Southern District of New York, charging that the Company unlawfully blocked access to the raw material source for Warfarin Sodium. The two actions have been consolidated. On May 10, 2002, the District Court granted summary judgement in the Company's favor on all antitrust claims in the case, but found that the plaintiffs could proceed to trial on their allegations that the Company interfered with an alleged raw material supply contract between Invamed and Barr's raw material supplier. The Company believes that these suits are without merit and intends to vigorously defend its position, but an adverse judgment could have a material impact on the Company's consolidated financial statements. These actions have gone through the discovery stage and a motion for summary judgment is pending. If this motion is denied this matter may take several years to be resolved.

     Fluoxetine Hydrochloride Suits
     ------------------------------

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

     Desogestrel/Ethinyl Estradiol Suit
     ----------------------------------

     In May 2000, the Company filed an Abbreviated New Drug Application ("ANDA") seeking approval from the FDA to market the tablet combination of desogestrel/ethinyl estradiol tablets and ethinyl estradiol tablets, the generic equivalent of Bio-Technology General Corp.'s ("BTG") Mircette(R) oral contraceptive regimen. The Company notified BTG pursuant to the provisions of the Hatch-Waxman Act and BTG filed a patent infringement action in the United States District Court for the District of New Jersey - Trenton Division seeking to prevent Barr from marketing the tablet combination. On December 17, 2001, the United States District Court for the District of New Jersey - Trenton Division granted summary judgement, finding that Barr's product did not infringe the patent at issue in the case. Subsequently, the patent holder filed an appeal of the lower court's ruling. On April 8, 2002, the FDA granted final approval for Barr's application and Barr launched its product. If the patent holder's appeal is successful, the Company could be liable for damages for patent infringement, which could have a material adverse impact on the Company's consolidated financial statements.

     Adderall Trade Dress Infringement Suit
     --------------------------------------

     On May 1, 2002, Shire Richwood Inc. ("Shire") filed a lawsuit in the United States District Court for the District of New Jersey against Barr claiming that Barr's generic Adderall product uses trade dress that is similar in appearance to Shire's Adderall(R) product. Shire is seeking a preliminary injunction to restrain Barr from using the trade dress and to have Barr recall from the marketplace any generic Adderall product sold in such trade dress. The Company believes that this lawsuit is without merit and will oppose Shire's request for a preliminary injunction. The Company does not expect the on-going litigation to cause any disruption in the manufacturing and sale of its generic Adderall product or to affect the status of product currently in the marketplace. However, if the injunction is granted, this could have a material adverse impact on the Company's consolidated financial statements.

     Termination of Solvay Co-Marketing Relationship
     -----------------------------------------------

     On March 31, 2002, Barr gave notice of its intention to terminate on June 30, 2002 the relationship between Barr and Solvay Pharmaceuticals, Inc. ("Solvay") which currently covers the joint promotion of Barr's Cenestin tablets and Solvay's Prometrium(R) capsules. Solvay has disputed Barr's right to terminate the relationship and claims it's entitled to substantial damages. The Company believes its actions are well founded but if the Company is incorrect, the matter could have a material adverse impact on the Company's consolidated financial statements.

     Other Litigation
     ----------------

     As of March 31, 2002, the Company was involved with other lawsuits incidental to its business, including patent infringement actions. Management of the Company, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have any material adverse effect on the Company's consolidated financial statements.

     Administrative Matters
     ----------------------

     In 1998 and 1999, the Company was contacted by the Department of Justice ("DOJ") regarding the March 1993 resolution of the Tamoxifen patent litigation. On May 6, 2002, the Company received notification that the DOJ had officially closed its investigation of this matter.


17.  SUBSEQUENT EVENT

     In April 2002, the Company and BMS reached a four-part arrangement to restructure a Product Development Agreement and two marketing agreements that were forged between Barr and DuPont in March 2000, and add an additional product to Barr's portfolio of branded pharmaceuticals. BMS acquired DuPont in 2001.

     Under the terms of a Proprietary Product Development Agreement between Barr and DuPont, announced in March 2000, DuPont agreed to invest up to $45 million to support the ongoing development of Barr's CyPat(TM) prostate cancer therapy, SEASONALE(TM) oral contraceptive and DP3 oral contraceptive proprietary products in exchange for co-marketing rights and royalties. Barr and BMS agreed to terminate this agreement and to cap BMS's funding obligations at $40 million. In return, BMS has agreed to forego its royalty interest and other rights regarding the marketing of these three products.

     Barr and BMS also agreed to terminate the Trexall Marketing Agreement, under which DuPont had agreed to promote, market and sell Barr's Trexall(TM) product in exchange for a royalty. As a result of the termination, Barr will take over BMS' responsibilities to coordinate the promotion and sales activities for Trexall and BMS will forego its royalty interest in the product. BMS agreed to fulfill its existing obligation to fund the Trexall sales force costs over the next two years and paid Barr $600 to cover BMS' other obligations during the term of the contract.

     In March 2000, Barr received from DuPont the right to market and distribute ViaSpan(R), an organ transplant preservation agent in the United States and Canada through patent expiry in March 2006.

     Under the terms of a preliminary agreement to amend the existing ViaSpan Marketing Agreement, BMS has agreed to extend Barr's rights and obligations for the marketing and distribution of ViaSpan in the United States and Canada. Barr will assume BMS' responsibilities for sourcing the product, coordinating distribution and performing certain regulatory functions and BMS will forego any further royalties related to sales of the product. ViaSpan has total annual sales of approximately $15 million.

     Finally, under the terms of a preliminary agreement, Barr will acquire BMS' rights to Revia(R), the brand version of naltrexone hydrochloride tablets, in the United States and Canada, including the New Drug Application (NDA) trademark. Barr introduced a generic version of Revia in 1998. The total Revia market, for both brand and generic products, was approximately $22 million in the 12 months ended December 2001, including approximately $6.5 million for the brand.

     The arrangements concerning ViaSpan and Revia are subject to negotiation of definitive agreements, which the Company expects to finalize in the quarter ending June 30, 2002.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 2 to the consolidated financial statements, on October 24, 2001, the Company completed its merger with Duramed Pharmaceuticals, Inc. ("Duramed"). The merger was treated as a tax-free reorganization and was accounted for as a pooling-of-interests for financial reporting purposes.

All financial data of the Company presented in these financial statements has been restated to include the historical financial data of Duramed pursuant to Regulation S-X of the Securities and Exchange Commission. For the current period, financial information as of and for the three and nine months ended March 31, 2002, includes such periods for both companies. However, for the prior year periods presented, the consolidated statements of earnings for the Company's three and nine months ended March 31, 2001 were combined with Duramed's three and nine months ended September 30, 2000. The Company's balance sheet as of June 30, 2001 was combined with Duramed's balance sheet as of December 31, 2000. The Company's statement of cash flows for the nine months ended March 31, 2001 was combined with Duramed's nine months ended September 30, 2000.

Critical Accounting Policies
----------------------------

The accounting policies of the Company are described in Note 1 in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. The policies on revenue recognition, sales returns and allowances, accrual of inventory obsolescence reserve, and deferred taxes are considered noteworthy because changes to certain judgments and assumptions inherent in these policies could affect the Company's financial statements.

Revenue Recognition, Sales Returns and Allowances
-------------------------------------------------

The Company recognizes product sales revenue when substantially all risks and rights of ownership have transferred to the buyer. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations. The Company records costs that represent estimated returns, volume rebates, chargebacks and other sales allowances as a reduction of revenues at the time of the sale. These estimates are established in accordance with generally accepted accounting principles based upon consideration of a variety of factors, including actual return and credit experience for other products during the past several years, the anticipated number and timing of regulatory approvals for competing products (both historical and projected), anticipated changes in price due to additional competitors, the market for the product, expected sell-through levels by our wholesaler customers to customers with contractual pricing arrangements with us and estimated customer inventory levels by product. Actual product returns and credits incurred are, however, dependent upon future events, including price competition and the level of customer inventories at the time of any price decrease. We regularly review the factors that influence our estimates and, if necessary, make adjustments when we believe that actual product returns, credits and other allowances may differ from established reserves.

Inventory Reserves
------------------

The Company establishes reserves for inventory when product is close to expiration and is not expected to be sold, when product has reached its expiration date, or when a batch of product is not expected to be saleable based on the regulatory status of the material or product, as determined by the Company's quality assurance standards. The reserve for these products is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. The Company records changes in inventory reserves as part of cost of goods sold.

Deferred Taxes
--------------
The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

Results of Operations:
Comparison of the Three Months Ended March 31, 2002
to the Three Months Comparable Period Ended March 31, 2001
- (thousands of dollars)
----------------------------------------------------------

Total revenues increased from $159,781 to $261,411 driven by increased product sales. Product sales increased $99,404 from $156,512 to $255,916 due to the launch of Fluoxetine 20 mg capsules ("Fluoxetine") in August 2001, the launch of generic Adderall in February 2002, the launch of Metformin in January 2002 and increased contributions from the Company's franchise of oral contraceptives and sales of Cenestin. The increased sales of the above products was somewhat offset by an expected decrease in sales of Tamoxifen.

Tamoxifen sales decreased 11% from $89,652 to $79,795. The decrease was mainly attributable to a decrease in units sold somewhat offset by a higher selling price. The decrease in units sold was primarily due to changes in the timing of customers' purchases due to a change in the timing of the Tamoxifen price increase. Barr's quarterly Tamoxifen sales are affected by the timing of price increases because certain customers increase their purchases in the weeks before a price increase occurs. This buying strategy leads to lower purchases in the periods after the price increase occurs. Price increases are initiated by AstraZeneca at different times each year. Last year's price increase was in February 2001 and was not well anticipated by the Company's customers. As a result, last year's third quarter sales did not decline significantly. This year, customers appear to have anticipated an earlier price increase and as a result increased substantially their purchases in the quarter ended December 2001. As a result, this year's third quarter sales declined for certain customers in order to work down their inventories. This year's price increase occurred on January 4, 2002. Tamoxifen is a patent protected product manufactured for the Company by AstraZeneca, the innovator. Currently, Barr is the only distributor of Tamoxifen in the U.S. other than AstraZeneca, whose product is sold under the brand name Nolvadex(R). The Company currently has an approved Abbreviated New Drug Application ("ANDA") to manufacture the 10 mg tablet of Tamoxifen following the expiration of the patent and any period of pediatric exclusivity awarded to AstraZeneca and is awaiting approval of the 20 mg tablet application. After the patent expires in August 2002 or pediatric exclusivity expires in February 2003, the Company expects that it will continue to sell Tamoxifen either as a distributed product or as its own manufactured product. The Company expects that additional competitors will enter the market following patent expiry and the expiration of any pediatric exclusivity. Whenever this occurs, Barr believes that while its revenues and market share will be negatively affected, its gross profit margins on the sales of Tamoxifen will exceed those it currently earns as a distributor.

Other product sales increased from $66,860 to $176,121. The increase was attributable to the August 2001 launch of the Company's Fluoxetine 20 mg capsule, the generic equivalent of Eli Lilly's Prozac(R), the February 2002 launch of the Company's generic Adderall, the January 2002 launch of Metformin, a 138% increase in sales of Cenestin and a 185% or approximately $14,000 increase in the Company's franchise of oral contraceptives. These increases were driven primarily by higher volumes due to increasing market shares. On January 29, 2002, Barr's 180 day generic exclusivity period on Fluoxetine 20 mg capsules ended and, as expected, the FDA approved several other generic versions. As a result, the selling price declined dramatically and the Company lost market share to competing products causing the Company's sales and profits from Fluoxetine to be substantially lower compared to those earned during the first two quarters of the year.

Sales of Fluoxetine were $54,000 including a $16,000 change in accounting estimate for Fluoxetine accounts receivable reserves related to anticipated future returns and inventory price protection. Prior to the launch of Fluoxetine in August 2001, the Company made certain estimates to record reserves for various sales discounts and allowances. The Company derived these estimates through review of historical information and review of like products in its portfolio. In addition, the Company also made certain estimates regarding customer inventory levels and expected price declines in order to determine when and how much to record for potential pricing adjustments at the end of the exclusivity period. In December 2001, the Company began to record reserves for potential pricing adjustments. Barr reviewed it's overall reserve position based on an assessment of several factors including estimates of customer inventory levels and estimated price declines at December 31, 2001. Based on these estimates, the Company felt it was properly reserved. Subsequent to the expiration of the exclusivity period on January 28, 2002 and throughout the remainder of the quarter, Barr received new information including actual price declines and customer inventory levels. Based on this new information, the Company assessed that reserve levels as of December 31, 2001 were approximately $16,000 too high.

Development and other revenue consists primarily of amounts received from DuPont Pharmaceuticals Company ("DuPont"), now Bristol-Myers Squibb Company ("BMS") for various development and co-marketing agreements entered into in March 2000. As the Company incurs research and other development activity costs, Barr records such expenses as research and development and invoices and records the related revenue from BMS as development and other revenue (See Notes 8 and 17 to the Consolidated Financial Statements). Development and other revenue also includes royalty income earned under licensing agreements with other third parties.

Cost of sales increased to $139,142 from $106,815, primarily due to increases in product sales. Cost of sales includes the profit split due to Apotex, Inc., the Company's partner in the Fluoxetine patent challenge. As a percentage of product sales, cost of sales declined from 68.2% to 54.4%. The decrease in cost of sales as a percentage of product sales was due to an improved mix in product sales as lower margin products like Tamoxifen made up a smaller percentage of sales, due to new product launches such as Fluoxetine and generic Adderall and continued growth in the Company's franchise of oral contraceptive products and Cenestin.

Selling, general and administrative expenses increased from $18,898 to $26,271. The increase was primarily due to higher marketing/selling expense associated with the Cenestin sales and marketing agreement with Solvay Pharmaceuticals, Inc.; increased legal costs, which include costs associated with patent challenge activity, class action lawsuits and other matters; increased headcount costs and higher advertising and promotions costs associated with the Company's expanding product line.

Research and development expenses increased from $15,290 to $18,715. The increase reflected higher costs associated with proprietary products, higher internal development costs and higher headcount and related costs.

Merger-related costs include direct transaction costs such as legal, accounting and other costs; costs associated with facility and product rationalization and severance costs related to the Company's October 2001 merger with Duramed Pharmaceuticals, Inc. (See Note 13 to the Consolidated Financial Statements).

Interest income decreased by $568 primarily due to a decrease in market rates on the Company's short-term investments, which was partially offset by an increase in the average cash and cash equivalents balance.

Interest expense decreased $1,051 or 61% primarily due to a decrease in the Company's debt balances, as well as, a decrease in variable interest rates.

Other income decreased by $2,037 primarily because the prior year included a gain realized on the sale of the balance of the Company's investment in Galen Holdings PLC.

Results of Operations:
Comparison of the Nine Months Ended March 31, 2002
to the Nine Months Comparable Period Ended March 31, 2001
- (thousands of dollars)
---------------------------------------------------------

Total revenues increased from $428,497 to $979,604 driven by increased products sales. Increased product sales were due mainly to new product launches in the current fiscal year, increased sales of the Company's franchise of oral contraceptives and higher sales of Cenestin and Tamoxifen.

Tamoxifen sales increased 31% from $234,813 to $306,544. The increase was mainly attributable to an increase in units sold as well as higher prices. The increase in units sold was primarily due to changes in the timing of customers' purchases due to the timing of last year's Tamoxifen price increase. The prior year price increase was in February 2001, and was not well anticipated by the Company's customers. As a result, their purchases in last year's December quarter did not reflect the increases the Company had seen in prior years. This year, customers appear to have anticipated an earlier price increase and increased their purchases accordingly. This year's price increase occurred on January 4, 2002.

Other product sales increased from $180,396 to $656,620. The increase was primarily attributable to new product launches including Fluoxetine 20 mg capsules and generic Adderall as well as an approximately 232% or $36,684 increase in sales of the Company's franchise of oral contraceptive products and an approximately 173% or $18,870 increase in sales of Cenestin. These increases were driven primarily by higher volumes due to increasing market shares. Sales of Fluoxetine totaled approximately $365,000 in the nine months ended March 31, 2002.

Cost of sales increased from $286,245 to $570,040 due mainly to an increase in product sales. Cost of sales includes the profit split due to Apotex, Inc., the Company's partner in the Fluoxetine patent challenge. As a percentage of product sales, cost of sales declined from 68.9% to 59.2%. The decrease in cost of sales as a percentage of product sales was due to an improved mix in product sales, as lower margin products like Tamoxifen made up a smaller percentage of sales, due to new product launches such as Fluoxetine and generic Adderall and continued growth in the Company's franchise of oral contraceptive products and Cenestin.

Selling, general and administrative expenses increased from $54,747 to $83,815. The increase was primarily due to higher marketing/selling expense associated with our Cenestin sales and marketing agreement with Solvay Pharmaceuticals, Inc.; increased legal costs, which include costs associated with patent challenge activity, class action lawsuits and other matters; increased headcount costs and higher advertising and promotion costs associated with the Company's expanding product line.

Research and development expenses increased from $43,614 to $53,608. The increase reflected higher costs associated with proprietary products, higher internal development costs and higher headcount and related costs.

Interest income decreased by $1,353 primarily due to a decrease in market rates on the Company's short-term investments, which was partially offset by an increase in the average cash and cash equivalents balance.

Interest expense decreased $2,634 or 47% primarily due to a decrease in variable interest rates, as well as a decrease in the Company's debt balances.

Other income decreased by $1,800 primarily due to the prior year including the gain realized on the sale of the Company's investment in Galen Holdings PLC, partially offset by the write-off of the Company's investment in Gynetics, Inc. (See Note 10 to the Consolidated Financial Statements).

Liquidity and Capital Resources:
--------------------------------

The Company's cash and cash equivalents have increased from $222,343 at June 30, 2001 to $481,006 at March 31, 2002. In connection with an Alternative Collateral Agreement between the Company and the Innovator of Tamoxifen, the Company increased the cash held in its interest-bearing escrow account from $96,820 at June 30, 2001 to $105,514 at March 31, 2002 (See Note 3 to the Consolidated Financial Statements).

The increase in cash during the nine months ended March 31, 2002 was driven by over $312,000 in cash provided by operations which more than offset increasing investments in plant and equipment and repayments of debt acquired as part of the Duramed merger.

Cash from operations of $312,896 for the nine months ended March 31, 2002, resulted from net earnings of over $167,000 and an approximately $124,000 decrease in net working capital. Net earnings for the first nine months of the year were positively impacted by the Company's sales of Fluoxetine 20 mg capsules, which it launched in early August 2001. As expected, the Company's Fluoxetine 20 mg capsules sales declined significantly during the third quarter as other manufacturers launched competing versions of Fluoxetine in late January 2002. Tamoxifen sales also declined in the third quarter, but these declines were somewhat offset by new products launches and increased contributions from the Company's franchise of oral contraceptives and Cenestin. Working capital decreases during the nine months ended March 31, 2002 were led by an increase in accounts payable, accrued liabilities, income taxes payable and a decrease in accounts receivable. Increases in accrued liabilities primarily relate to amounts due Barr's partner under a profit sharing arrangement on sales of Fluoxetine 20 mg capsules, as well as, amounts accrued for merger-related costs. Income taxes payable have increased due to the increase in net income. Accounts receivable at March 31, 2002 decreased due to the timing of sales within the three months ended March 31, 2002 and higher accounts receivable reserves, primarily associated with Fluoxetine.

Cash flows from operations are expected to decline over the next twelve months compared to the most recent twelve months. That decline is primarily attributable to a decline in net income and higher expected working capital. Net income is expected to decline due to lower sales and profits from Fluoxetine, which will only be partially offset by sales from new product launches. Working capital is expected to increase to support new product launches and to reflect changes in the working capital components of Tamoxifen described below.

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

In accordance with the Proprietary Product Development Agreement entered into in March 2000 a portion of the Company's spending on proprietary product development is being reimbursed by DuPont, which has since been acquired by BMS. During the three and nine months ended March 31, 2002, the Company earned approximately $5 million and $15.3 million, respectively, under that agreement. These payments are reimbursements of Barr's spending with quarterly limits of up to $4 to $5 million per quarter. In April 2002, the Company and BMS terminated the Development Agreement and agreed to, among other things, cap BMS' funding obligations at $40 million. Barr received its final payment from BMS in April (See Note 17 to the Consolidated Financial Statements).

During the first nine months of fiscal 2002, the Company invested approximately $32.6 million in capital assets, primarily related to facility expansion in Virginia and upgrades and new equipment. The Company believes it may invest an additional $40 to $50 million in capital assets over the next 12 months primarily on the continued expansion of its distribution, research and development, manufacturing and packaging facilities and related equipment. Over the past two years, capital projects have been funded from cash flows provided by operations. Given the extent and the long-term nature of some of the planned expenditures, the Company may consider financing a portion of these long-term assets and believes it has the capital structure and cash flow to take on additional debt.

Debt balances declined during the quarter due to scheduled repayments of the Company's debt. On February 27, 2002, the Company amended and restated the Revolving Credit Facility to $40 million and extended the term to February 27, 2005. The Company did not use any funds available to it under its $40 million Revolving Credit Facility during the current quarter. Scheduled debt repayments over the next twelve months will be approximately $5 million.

On October 24, 2001, the Company completed its merger with Duramed Pharmaceuticals, Inc. During the nine months ended March 31, 2002, the Company incurred approximately $33 million of pre-tax expenses in relation to the merger including approximately $18 million in cash payments. These expenses include amounts to satisfy existing employment contracts, estimated severance costs, direct transaction costs including investment banking, legal, accounting, regulatory agency filings, financial printing and other related costs. The Company expects the remaining $15 million liability for merger-related costs to be paid out of existing cash balances within the next twelve months, primarily to satisfy remaining severance costs for certain Duramed officers and employees. In accordance with IRS regulations, not all such merger-related costs will be tax deductible. The Company expects that approximately $6 million of the total merger costs will not be deductible for federal income tax purposes.

As a result of the merger, Barr expects to earn taxable income sufficient to utilize federal net operating losses of approximately $100 million generated by Duramed over the past several years. The portion of the net operating loss Barr can utilize to reduce federal income tax payments each year is limited in accordance with IRS guidelines. The Company believes that it will be able to utilize the net operating losses over the next several years and expects to lower the amount of federal income taxes it pays by approximately $35 million over that period.

The working capital costs associated with selling Tamoxifen are expected to increase if Barr begins to manufacture and sell its own version of Tamoxifen. For example, the Company's accounts payable are expected to decline significantly due to lower costs to manufacture and shorter payment terms to the Company's suppliers compared to those contained in Barr's distribution agreement with AstraZeneca. In addition, inventory costs for Tamoxifen are expected to decline significantly, as the cost to manufacture will be well below Barr's current purchase price. Accounts receivable balances will be affected by lower sales due to the launch of other generics and by longer payment terms offered to customers. This increase in working capital could lower Barr's cash balances. The extent of such decline is dependent upon several factors, some of which are outside Barr's control and is therefore difficult to predict.

On March 21, 2002, the Company signed an agreement for the acquisition of certain assets and liabilities of Enhance Pharmaceuticals, Inc. ("Enhance") of Princeton, New Jersey, for $44 million in cash. The acquisition is contingent upon the satisfaction of certain conditions but the Company believes that the transaction could close as early as the quarter ending June 30, 2002.

On March 6, 2002, Barr signed a series of agreements with Natural Biologics, LLC ("Natural Biologics") to develop an "AB" rated conjugated estrogens product based on Natural Biologics' equine-based raw material. Under the terms of the agreement, Barr will provide financing to Natural Biologics of up to $35 million over a three-year period and up to an additional $35 million in milestone payments up to and including approval of a generic product. As of March 31, 2002, Barr had funded $3.5 million under this agreement. It is anticipated that additional funding in the amount of $5 to $10 million will be provided over the next 12 months.

As the Company seeks to grow, it will continue to evaluate and enter into various strategic collaborations or acquisitions including raw material development contracts, product acquisitions and corporate acquisitions. The amount of cash the Company commits to these transactions may be significant, however, the timing and amount invested is difficult to predict and depends on a number of factors outside of Barr's control, including the number of interested parties and the ability to identify attractive opportunities.

The Company believes that its current cash balances, cash flows from operations and borrowing capacity will be adequate to meet the operations described above and to take advantage of strategic opportunities as they occur. To the extent that additional capital resources are required, such capital may be raised by additional bank borrowings, equity offerings or other means.

Related Parties
---------------

The Company's related party transactions are with affiliated companies of Dr. Bernard C. Sherman, who directly or indirectly owns approximately 25% of Barr's common stock. Included in accrued liabilities as of March 31, 2002 is $40,210 payable to one such company arising from the Company's Fluoxetine profit-split agreement. Included in cost of sales for the three and nine months ended March 31, 2002 is approximately $25,025 and $175,246 also related to the Fluoxetine profit-split agreement. The Company also purchases bulk pharmaceutical products from another company related to Dr. Sherman. As of March 31, 2002, the Company had $520 in payables outstanding to this company.

Barr also sells certain of its pharmaceutical products and bulk pharmaceutical materials to two other companies owned by Dr. Sherman. As of March 31, 2002, the Company's accounts receivable included $882 due from such companies.

Outlook
-------

The following section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. The generic pharmaceutical industry is characterized by relatively short product lives and declining prices and margins as competitors launch competing products. The Company's strategy has been to develop generic products that face some barrier to entry to limit competition and extend product lives and margins. The Company's expanded efforts in developing and launching proprietary products is also driven by the desire to market products that will have limited competition and longer product lives. The Company's future operating results, including achieving the estimates described below, are dependent upon several factors. These factors include timing of product approvals and launches, the ability to introduce new products, patient acceptance of new products and new indications of existing products, customer purchasing practices, pricing practices of competitors, spending levels including research and development and patent activities, as well as, risk factors contained in the Company's Registration Statements on Forms S-3 and S-4 as filed with the Securities and Exchange Commission in May 2001 and August 2001, respectively. In addition, the ability to receive sufficient quantities of raw materials to maintain production is critical. While the Company has not experienced any interruption in sales due to lack of raw materials, the Company is continually identifying alternate raw material suppliers for many of its key products in the event that raw material shortages were to occur.

The following forward-looking statements of forecasted results for the three months ending June 30, 2002 include the effect of the merger between Barr and Duramed Pharmaceuticals, Inc. The merger was approved by the shareholders of both companies and became effective on October 24, 2001. The merger is being treated as a tax-free reorganization pursuant to section 368 of the Internal Revenue Code of 1986, as amended, and is being accounted for using the pooling-of-interests method. These forward-looking statements of forecasted results for three months ended June 30, 2002 do not include the effect of Barr's planned acquisition of Enhance Pharmaceuticals, Inc. The Company expects that acquisition to close before the end of the fiscal year. The forecasted results are compared to the unaudited combined results from the three months ended March 31, 2002.

Revenues
--------

Product sales:
--------------

Total product sales are expected to decline in the fourth quarter of fiscal 2002 compared to the third quarter ended March 31, 2002 as lower Fluoxetine and Tamoxifen sales will more than offset higher expected sales from other products and new product launches. Fluoxetine sales were approximately $54 million in the third quarter but are expected to be less than $5 million in the fourth quarter due to lower pricing and reduced market share caused by the launch of competing generic products in late January. Tamoxifen sales are expected to decline by approximately 30% in the fourth quarter compared to the $80 million sold during the third quarter as certain larger wholesale customers continue to work down inventory levels generated by unusually large purchases in the December quarter. Despite this decline, Tamoxifen sales for the fiscal year are still expected to be around $360 million, up approximately 10% compared to last year. This year-over-year increase in Tamoxifen sales is driven both by higher prices and higher volumes.

Product sales, excluding Fluoxetine and Tamoxifen, were approximately $122 million during the third quarter. This total is expected to increase due to higher sales from new products launched in the third quarter as well as sales from new products expected to be launched in the fourth quarter. Key product launches during the fourth quarter include Kariva (generic Mircette) and Lessina (generic Levlite) which the Company launched in April and anticipated launches of other generic oral contraceptives including generic versions of LoOvral, TriPhasal and Cylen.

The timing of such launches is primarily dependent upon the timing of approvals from FDA, which are difficult to predict, and outside the Company's control. If the launches of these new products are delayed significantly or if market conditions change before Barr launches, forecasted sales and earnings levels may not be achieved.

Development and other revenue:
------------------------------

Development and other revenue is expected to decline over $5 million during the fourth quarter of the year. The decline is due to the recent restructuring of the Proprietary Product Development Agreement with BMS. Due to the terms of the restructured agreement, the final $5 million from BMS will be recorded as other income in the fourth quarter.

Margins:
--------

Overall gross profit margins on product sales are expected to be a little higher than the 46% earned in the third quarter, due to a shift in product sales mix, lower percentages of Tamoxifen and Fluoxetine sales and a higher percentage of higher margin manufactured product sales. Margins for Fluoxetine are lower than those earned by other products because of the profit split the Company pays to its partner.

Research and development:
-------------------------

Research and development spending during the fourth quarter of the year is expected to be approximately $23 to $25 million compared to nearly $19 million in the third quarter. This increase is related to higher expected spending on proprietary products as well as higher bio-study and raw material costs.

Selling, general and administrative:
------------------------------------

Selling, general and administrative costs, excluding merger-related costs, are expected to increase from approximately $26 million incurred in the third quarter to approximately $28 million. Contributing to this increase are expected increases in sales and marketing costs, including higher royalties due to Solvay on higher Cenestin sales and higher advertising and promotion costs, to support new launches and other products.

Interest income:
----------------

Interest income during the fourth quarter is expected to be slightly lower than the third quarter due to declining cash balances which are being used to fund capital spending and the Enhance acquisition.

Interest expense:
-----------------

Interest expense is expected to be lower than the third quarter due to lower debt balances.

Other income:
-------------

Other income is expected to be $5.6 million in the fourth quarter, $5.0 million of which relates to the termination of the Proprietary Product Development Agreement with BMS while the remaining $0.6 million relates to the termination of the Trexall marketing agreement.

Duramed merger costs:
---------------------

Additional Duramed merger-related costs, including remaining severance payments, incurred during the third quarter totaled $2.4 million on a pre-tax basis. The Company believes that most, if not all, merger costs have been incurred through March 31, 2002.

Tax rate:
---------

The tax rate for the fourth quarter of the fiscal year is expected to be approximately 37%.

Cash flows:
-----------

Cash balances at the end of June are expected to decline compared to those at the end of March due to lower operating cash flows, continued funding of capital expansion and the purchase of Enhance Pharmaceuticals. Operating cash flows are expected to decline significantly in the fourth quarter due to lower earnings compared to the third quarter and increases in working capital, primarily increasing accounts receivable balances and lower accrued liabilities.

Lower accrued liabilities will result from a decline in Barr's Fluoxetine profit sharing liability due to scheduled payments and a substantial decline in Fluoxetine sales. The liability for merger-related costs is also expected to decline as a result of payments expected to be made over the next twelve months. Income taxes payable are also expected to decline during the remainder of the fiscal year due to tax payments and an expected decline in the fourth quarter's net income.

Capital spending is expected to be approximately $14 million in the fourth quarter to support continued expansion of manufacturing and packaging operations.

Earnings per share:
-------------------

Based on the revenue and expense assumptions described above, the Company expects earnings in the fourth quarter of the year to be in the range of approximately $0.82 to $0.87 per share excluding merger-related costs and the impact from the acquisition of Enhance Pharmaceuticals.

Forward-Looking Statements:
---------------------------

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Patent Challenges
-----------------

In September 2001, Barr filed an ANDA seeking approval from the FDA to market Fexofenadine HC1 60mg/Pseudoephedrine Hydrochloride 120mg extended-release tablets, the generic equivalent of Aventis Pharmaceuticals' ("Aventis") ALLEGRA-D(R). The Company notified Aventis pursuant to the Hatch-Waxman Act and on January 28, 2002, Aventis filed suit in Federal District Court in New Jersey to prevent Barr from proceeding with the commercialization of this product.


In November 2001, Barr filed an ANDA seeking approval from the FDA to market niacin extended-release tablet 1000mg, the generic equivalent of Kos Pharmaceuticals, Inc.'s ("KOS") Niaspan(R) extended-release tablet. The Company notified Kos pursuant to the provisions of the Hatch-Waxman Act and on March 4, 2002, Kos announced that it had filed suit in Federal Court in New York to prevent Barr from proceeding with the commercialization of this product.


In February 2002, Barr filed an ANDA seeking approval from the FDA to market mirtazapine orally disintegrating tablets, the generic equivalent of Akzo Nobel and Organon, Inc's ("Akzo and Organon") Remeron(R) Soltab(TM). The Company notified Akzo and Organon pursuant to the Hatch-Waxman Act and on May 3, 2002, Akzo and Organon filed suit in Federal Court in New Jersey to prevent Barr from proceeding with the commercialization of this product.

Class Action Lawsuits
---------------------

Ciprofloxacin (Cipro) Class Action Suits

The Company has been named as a defendant in an additional indirect purchaser class-action complaint under New York State law alleging that the 1997 Bayer-Barr settlement agreement was anti-competitive. Plaintiffs seek to recover overcharges paid as a result of the allegedly anti-competitive activities and all other appropriate relief. Mermelstein v. Bayer, Barr and Rugby (New York Supreme Court).


Tamoxifen Citrate Class Action Suits

The Company has been named as a defendant in two additional consumer class action complaints, brought under state antitrust statutes, arising out of Zeneca's and Barr's 1993 settlement of a patent infringement action. The complaints allege that the 1993 settlement insulates Zeneca and the Company from generic competition and enables Zeneca and Barr to charge artificially inflated prices for Tamoxifen citrate. Plaintiffs seek to recover damages for the alleged antitrust violations. Steward v. Barr Laboratories, Inc. et. al. (D. Kansas) and Schvom v. Barr Laboratories, Inc. et. al. (E.D N.Y.)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Number            Exhibit
     --------------            -------

        None

 (b) There were no reports filed on Form 8-K in the quarter ended March 31 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BARR LABORATORIES, INC.



Dated: May 14, 2002                     /s/ William T. McKee
                                        ----------------------------------------
                                        William T. McKee
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)