Form 10-K
period 2002-06-30
BARR LABORATORIES INC
filed 2002-08-26
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the Registrant held by nonaffiliates was approximately $2,023,975,651 as of June 30, 2002 (assuming solely for purposes of this calculation that all Directors and Officers of the Registrant are "affiliates").

Number of shares of Common Stock, Par Value $.01, outstanding as of June 30, 2002: 43,605,238

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S 2002 PROXY STATEMENT ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

                                     PART I

ITEM 1. BUSINESS

SAFE HARBOR STATEMENT

To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include: the difficulty in predicting the timing and outcome of legal proceedings, including those relating to patent challenge settlements and patent infringement cases; the difficulty of predicting the timing of U.S. Food and Drug Administration, or FDA, approvals; court and FDA decisions on exclusivity periods; competitor's ability to extend exclusivity periods past initial patent terms; market and customer acceptance and demand for our pharmaceutical products; reimbursement policies of third party payors; our ability to market our proprietary products; the successful integration of acquired businesses and products into our operations; the use of estimates in the preparation of our financial statements; the impact of competitive products and pricing; the ability to develop and launch new products on a timely basis; the availability of raw materials; availability of product we purchase and sell as a distributor; the regulatory environment; fluctuations in operating results, including spending for research and development, sales and marketing and patent challenge activities; and, other risks detailed from time-to-time in our filings with the Securities and Exchange Commission, or SEC.

We wish to caution each reader of this report to consider carefully these factors as well as specific factors that may be discussed with each forward-looking statement in this report or disclosed in our filings with the SEC as such factors, in some cases, could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed herein.

OVERVIEW

We are a specialty pharmaceutical company primarily engaged in the development, manufacture and marketing of generic and proprietary prescription pharmaceuticals. We currently manufacture and distribute more than 100 different dosage forms and strengths of pharmaceutical products in core therapeutic categories including oncology, female healthcare (including hormone replacement and oral contraceptives), cardiovascular, anti-infective and psychotherapeutics. In addition, we have a proprietary, novel vaginal ring drug delivery system, which we are using to develop products, intended to address a variety of female health issues and unmet medical needs. We operate manufacturing, research and development and administrative facilities located in the United States. Our principal executive offices are located at 2 Quaker Road, Pomona, New York 10970. We were incorporated in the State of New York in 1970.

HIGHLIGHTS

Fluoxetine Launch

In August 2001, we launched our Fluoxetine 20 mg capsule, the generic equivalent of Eli Lilly's Prozac. For the fiscal year ended June 30, 2002 ("fiscal 2002"), sales of Fluoxetine were $367.5 million, or 31% of total product sales. On January 29, 2002, our 180-day generic exclusivity period on Fluoxetine ended and, as expected, the FDA approved several other generic versions produced by other companies. As a result, the selling price declined dramatically and we lost market share to competing products. Both factors caused our sales and profits from Fluoxetine to be substantially lower than those earned during the exclusivity period. Faced with other generic competitors for Fluoxetine, we expect Fluoxetine to account for approximately 1% of product sales in fiscal 2003.

Merger with Duramed Pharmaceuticals, Inc.

On October 24, 2001, we completed a stock-for-stock merger with Duramed Pharmaceuticals, Inc. ("Duramed"). Duramed, now a wholly owned subsidiary, was a developer, manufacturer and marketer of prescription drug products, focusing on women's health and the hormone replacement therapy markets. Under the terms of the merger agreement, Duramed common shareholders received a fixed exchange ratio of 0.2562 shares of our common stock for each share of Duramed common stock outstanding. Duramed preferred stock shareholders received 5.0632 shares of our common stock for each share of Duramed preferred stock outstanding. Based on these terms, we issued approximately 7.5 million shares of common stock for all the outstanding common and preferred stock of Duramed and exchanged all options and warrants to purchase Duramed stock for options and warrants to purchase approximately 1.2 million shares of our common stock. The transaction was a tax-free exchange, and has been accounted for under the "pooling-of-interests" method.

Business Development Venture with Natural Biologics

         On March 6, 2002, we entered into two agreements with Natural Biologics, LLC ("Natural Biologics"), the raw material supplier for our generic conjugated estrogens product. We believe that the raw material is pharmaceutically equivalent to raw material used to produce Wyeth's Premarin(R). Under the terms of a Development, Manufacturing and Distribution ("DMD") agreement, we have agreed to be responsible for the product formulation and the regulatory, manufacturing and sales and marketing activities necessary to commercialize a generic conjugated estrogens product. Under the terms of a Loan and Security ("Loan") agreement, absent the occurrence of a material adverse event as defined, we could loan Natural Biologics up to $35 million over a three-year period and make payments totaling $35 million based on achieving certain legal and product approval milestones, including approval of a generic product.

Acquisition of Enhance Pharmaceuticals, Inc.

         On June 6, 2002, we completed the purchase of certain assets and assumption of certain liabilities of Enhance Pharmaceuticals, Inc. ("Enhance") for approximately $46 million in cash. The assets we acquired included a proprietary, novel, vaginal ring drug delivery system developed by Enhance, which we are currently using to develop products that will address a variety of female health issues and unmet medical needs. The transaction was accounted for under the purchase method of accounting.

Restructure of Co-Development and Marketing Alliance

         In March 2000, we entered into four agreements with the DuPont Pharmaceuticals Company that established a business relationship and resolved a legal dispute between our two companies. In April 2002, we completed the restructuring of two of these agreements and agreed to general terms on two others, with Bristol-Myers Squibb ("BMS"), which acquired DuPont Pharmaceuticals in 2001. The first agreement, a Product Development Agreement, was terminated. Under that agreement, DuPont was required to provide up to $45 million to support the ongoing development of three of our proprietary products: CyPat(TM), SEASONALE(R) and DP3. As a result of the termination, BMS's development payments were capped at $40 million, with the last payment made in April 2002. In addition, we assumed sole responsibility for marketing these three products and BMS forfeited the right to royalties on sales of products covered by the agreement.

         Under the terms of the second agreement, DuPont was responsible for the sales and marketing of our proprietary product, Trexall, and DuPont earned royalty payments based on Trexall sales. That agreement was also terminated. As a result of the termination, we assumed responsibility for the promotion and sales activities for the product using the same sales force previously under contract with BMS. BMS agreed to continue to fund its obligation for Trexall sales and marketing expenses for the next two years and to forfeit its royalty interest.

         When finalized, the third agreement will expand our interest in ViaSpan, an organ transplant preservation agent. We originally obtained our current right to market ViaSpan in the United States and Canada through December 2007 as part of a co-development and marketing alliance. Under that agreement, we purchase finished product, sell it under a Barr label, and pay a royalty to DuPont. In April 2002 we reached an agreement in principle with BMS, to extend in perpetuity, our rights and obligations for the marketing and distribution of ViaSpan in the United States and Canada. In addition, we would assume BMS's responsibilities for sourcing the product, coordinating distribution and performing certain regulatory functions, and BMS would forfeit its royalties related to the sales of the product. We are in negotiations with BMS to finalize the agreement that would reflect these changes.

         Finally, as part of the April 2002 restructuring, we reached an agreement in principle to acquire the New Drug Application ("NDA") for Revia(R), the brand version of naltrexone hydrochloride tablets. When finalized, we will have sole responsibility for all aspects of product production, regulatory compliance and sales and marketing of Revia in the United States and Canada. We currently manufacture and sell a generic version of Revia, which we launched in 1998. We are in negotiations with BMS to finalize the Revia agreement that would reflect these changes.

BUSINESS STRATEGIES

We focus our resources on four principal strategies within our pharmaceutical products business:

         Developing and Marketing Selected Generic Pharmaceuticals.

         We develop and market the generic equivalent of brand pharmaceuticals that no longer enjoy patent protection. We seek to develop generic products that have one or more characteristics that we believe will make it difficult for other competitors to develop competing generics. The characteristics of the selected generic products we pursue may include one or more of the following:

o        those requiring specialized manufacturing capabilities;

o        those where sourcing the raw material may be difficult;

o        those with complex formulation or development characteristics;

o        those that must overcome unusual regulatory or legal challenges; or

o        those that confront difficult sales and marketing challenges.

We believe that generic products with some or all of these characteristics may face limited competition and may produce higher profits for a longer period of time than products without these characteristics.

         Challenging Patents Protecting Certain Brand Pharmaceuticals

         As an adjunct to our selective generic development strategy, we develop generic equivalents of branded pharmaceuticals that are protected by patents that we believe are invalid, unenforceable or not infringed by our products.

         Developing and Marketing Proprietary Pharmaceuticals

         We develop and market proprietary pharmaceutical products that we believe may offer the potential for a longer period of market or product exclusivity than with generic products. Although the time and cost to develop proprietary pharmaceuticals is usually much greater than with generic products, we believe that such products have the potential to produce higher and more consistent profitability than the typical generic product.

         Pursuing Complementary or Strategic Acquisitions

         As with our Duramed and Enhance acquisitions, we will continue to evaluate and, as appropriate, may pursue additional strategic acquisitions or collaborations, including product or company acquisitions that we believe will complement our existing strategies and provide new product and marketing opportunities.

GENERIC PHARMACEUTICALS

         Generic pharmaceutical products are the chemical and therapeutic equivalent of branded drug products listed in the FDA publication entitled "Approved Drug Products with Therapeutic Equivalence Evaluations," popularly known in the pharmaceutical industry as the "Orange Book." The Drug Price Competition and Patent Term Restoration Act of 1984, as amended (the "Hatch-Waxman Act") provides that generic drugs may enter the market upon: (i) approval of an Abbreviated New Drug Application ("ANDA"); (ii) expiry, invalidation or determination of non-infringement of any patent or patent(s) protecting the corresponding brand drug; and (iii) expiration of any non-patent statutory exclusivity applicable to the corresponding brand drug. Generic drugs are bioequivalent to their brand-name counterparts, meaning they deliver the same amount of active ingredient at the same rate as the brand-name drug. Accordingly, generic products provide safe, effective and cost-efficient alternatives to branded products. Growth in the generic pharmaceutical industry has been driven by the increased acceptance of generic drugs as well as the number of brand drugs for which patent terms or other market exclusivity periods have expired.

Generic Products We Currently Market

         We currently market approximately 57 pharmaceutical products representing approximately 100 dosage strengths and product forms of approximately 54 chemical entities. Our products are manufactured in tablet, capsule and powder form. Examples of the generic products we currently market are set forth below:

Barr/Duramed Label                                    Brand Equivalent                      Brand Holder
------------------                                    ----------------                      ------------
Apri(R)                                               Desogen(R)                            Organon, Inc.
                                                      Ortho-Cept(R)                         Ortho-McNeil Pharmaceutical, Inc.

Aviane(TM)                                            Alesse(R)                             Wyeth Pharmaceuticals

Danazol                                               Danocrine(R)                          Sanofi-Synthelabo, Inc.

Dextro Salt Combo                                     Adderall(R)                           Shire Richwood Inc.

Dextroamphetamine Sulfate                             Dexedrine(R) Spansule(R)              GlaxoSmithKline

Dipyridamole                                          Persantine(R)                         Boehringer Ingelheim

Fluoxetine                                            Prozac(R)                             Eli Lilly & Company

Kariva(TM)                                            Mircette(R)                           Organon Inc.

Lessina(TM)                                           Levlite(R)                            Berlex Laboratories

Medroxyprogesterone Acetate (MPA)                     Provera                               Pharmacia

Methotrexate                                          Rheumatrex(R)                         Wyeth Pharmaceuticals

Norethindrone Acetate                                 Aygestin(R)                           Wyeth Pharmaceuticals

Warfarin Sodium                                       Coumadin(R)                           Bristol-Myers Squibb Pharma Company

         Set forth below are descriptions of certain products that contributed significantly to our sales and gross profit in fiscal 2002. Product data is derived from industry sources.

         Fluoxetine. Fluoxetine hydrochloride is the generic name for Eli Lilly's Prozac(R), which is used as an anti-depressant. On August 2, 2001 we launched our generic Fluoxetine Hydrochloride 20 mg capsules. By successfully challenging the patents protecting Prozac in federal court, we won the right to launch generic Fluoxetine nearly three years earlier than would otherwise have been possible. Sales of Fluoxetine 20 mg capsules accounted for $367.5 million or approximately 31% of our product sales during fiscal 2002. From August 2, 2001 until January 29, 2002, we were the only distributor of generic Fluoxetine 20 mg capsules under the 180-day exclusivity period granted to us by the Hatch-Waxman act as the result of being the first to file an ANDA challenging the patent for Fluoxetine with the FDA, which we did in December 1995. In January 2002 numerous other generic competitors entered the market causing a dramatic decline in price and market share.

         Oral Contraceptives. We recently became the third largest manufacturer and marketer of oral contraceptive products in the United States, as measured by industry sources. Oral contraceptives are the most common method of reversible birth control, used by up to 65% of women in the United States at some time during their reproductive years. Oral contraceptives have a very long history with widespread use attributed to many factors including efficacy in preventing pregnancy, safety and simplicity in initiation and discontinuation, medical benefits and relatively low incidence of side effects. We currently have received FDA approval for eight generic oral contraceptive products. We sell them under the following tradenames: Apri(TM), Aviane(TM), Kariva (TM), Lessina(TM), Nortrel(TM) 1/35 and Nortrel(TM).05/35, Portia(TM), Cryselle(TM) and Enpresse(TM).

         Warfarin Sodium. Warfarin Sodium is the generic equivalent of Bristol-Myers Squibb Pharma's Coumadin, an anticoagulant for patients with heart disease and/or high risk of stroke. We launched Warfarin Sodium in July 1997 and are presently one of three generic suppliers of the product. Warfarin Sodium accounted for approximately 14% and 13% of our product sales during fiscal 2001 and 2000, respectively, and less than 10% of our sales in fiscal 2002.

         Dextro Salt Combo (Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, and Amphetamine Sulfate Tablets). This amphetamine product, which we call Dextro Salt Combo, is a generic equivalent of Shire Richwood Inc.'s Adderall(R) tablets. Adderall is indicated as an integral part of a total treatment program that typically includes other remedial measures (psychological, educational, social) for a stabilizing effect in children with behavioral syndrome characterized by the following group of developmentally inappropriate symptoms: moderate to severe distractibility, short attention span, hyperactivity and impulsivity. We launched Dextro Salt Combo in April 2002 and are presently one of three generic companies with FDA approval for the product.

Generic Research and Development

         We focus our generic product research and development efforts on products having one or more of the characteristics described earlier in "Business Strategies". Over the past three years, we have expanded our research and development and related activities in order to increase the number of ANDAs we file annually. We filed 18 product applications during fiscal 2002. At
June 30, 2002, we had 31 ANDAs pending at the FDA.

Generic Sales and Marketing

         We market our generic products to customers in the United States and Puerto Rico under the "Barr" and "Duramed" labels, through an integrated sales and marketing team that includes a five-person national accounts sales force. The activities of the sales force are supported by marketing and customer service organizations in our New York headquarters.

         The customer base for our generic products includes drug store chains, food chains, mass merchandisers, wholesalers, distributors, managed care organizations, mail order accounts, government/military and repackagers.

         We sell our generic products to approximately 140 customers that purchase directly from us, and indirectly to approximately 90 customers that purchase our products from wholesalers. In fiscal 2002, three customers separately accounted for over 10% of product sales: McKesson Drug Company, Cardinal Health and Amerisource Bergen, which accounted for 18%, 13% and 12% of total product sales, respectively. In 2001 and 2000, McKesson Drug Company accounted for approximately 14% and 15% of total product sales, respectively. No other customer accounted for greater than 10% of total product sales in any of the last three fiscal years.

         During the past several years the number of chain drug stores and wholesaler customers have declined due to industry consolidation. In addition, the remaining chain drug stores and wholesaler customers have instituted buying programs that have caused them to buy more products from fewer suppliers. At the same time, mail-order prescription services and managed care organizations have grown in importance and they also limit the number of vendors. The reduction in the number of our customers and limitation on the number of vendors by the remaining customers has increased competition among generic drug marketers. These pressures have not had a material adverse impact on our business and we continue to believe that we have excellent relationships with our key customers.

PROPRIETARY PHARMACEUTICALS

         Prescription pharmaceutical products in the United States are generally marketed as either generic drugs or as proprietary branded drugs. Brand products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. Brand products generally are patent protected or benefit from other non-patent, market exclusivities. These market exclusivities generally provide brand products with the ability to maintain their profitability for longer periods of time. Brand products have an important role in the market following generic competition or end of other market exclusivities due to physician and customer loyalties.

         We focus our proprietary product development activities in three categories:

         o existing chemical compounds where the development of new forms (liquid vs. tablets, different dosages or other drug delivery systems, such as our proprietary, novel vaginal ring delivery system) offer therapeutic or marketing advantages;

         o new chemical entities in selected therapeutic categories, including some that are marketed in other countries but not currently sold in the United States; and

         o patent protected proprietary products in late stages of development.

         We believe that pursuing these types of products, which we expect will have some period of market exclusivity, should generate higher gross margins and maintain profitability longer than most generic products.

Proprietary Products We Currently Market

We currently market three proprietary products:

         Cenestin(R). In 1999 we began to market Cenestin (synthetic conjugated estrogens, A) Tablets, a plant-derived synthetic conjugated estrogens with no animal precursors. We acquired Cenestin as part of our merger with Duramed. Cenestin is indicated for the treatment of moderate-to-severe vasomotor symptoms associated with menopause. We currently market the 0.625 mg, 0.9 mg and 1.25 mg tablet strengths of the Cenestin product and are developing other related products. At the end of June, 2002 we gained approval of the 0.3 mg tablet strength of Cenestin that we expect to launch in early fiscal 2003. The 0.3 mg tablet strength of Cenestin is indicated for the treatment of vulvar and vaginal atrophy. We have also filed a supplement to our New Drug Application ("NDA") for a 0.45 mg tablet strength.

Cenestin competes in the $2 billion hormone replacement market with products such as Wyeth's Premarin(R), a conjugated equine estrogens product. Recent developments in the hormone replacement market include the decision by the National Institutes of Health (NIH) in July 2002 to discontinue the combined therapies arm of the Women's Health Initiative Study (WHI) related to the long-term usage of estrogen and progestin in healthy post-menopausal women. The combination product evaluated in that arm of the WHI study was a combination of conjugated equine estrogens and the progestin medroxyprogesterone acetate. This arm of the study was discontinued early based on health risks that exceeded health benefits over an average follow up of 5.2 years due to evidence of increased risk of cardiovascular disease and over time, the increased risk of invasive breast cancer. The estrogen-only arm of the study is continuing, and NIH is recommending that women in this arm of the study continue taking the estrogen only product.

Even though our Cenestin product was not used in the WHI study, we expect that uncertainty regarding the risk/reward benefit of long-term hormone replacement products could reduce the number of women who use hormone replacement therapy for long-term therapy. However, we believe that a number of women and their physicians will elect to continue using these products, particularly estrogen-only therapies, such as Cenestin, for the treatment of various symptoms associated with menopause. (See "Proprietary Product Development")

         Trexall(TM). Trexall is the trademark name for our 5 mg, 7.5 mg, 10 mg and 15 mg Methotrexate tablets which were approved by the FDA in March 2001. Methotrexate is used in the treatment of certain forms of cancer, severe psoriasis and adult rheumatoid arthritis. We designed these new dosage strengths to simplify drug therapy and increase patient convenience and compliance. Prior to Trexall's approval, Methotrexate tablets were available only in a 2.5 mg strength tablet.

         ViaSpan(R). In August 2000, we began marketing ViaSpan under a license granted to us by DuPont Pharmaceuticals. ViaSpan is a solution used for hypothermic flushing and storage of organs, including kidney, liver and pancreas at the time of their removal from the donor in preparation for storage, transportation and eventual transplantation into a recipient. We exclusively market the product in both the United States and Canada to approximately 175 customers, primarily transplant centers and hospitals. Since ViaSpan is sold to a relatively small number of customers, the costs and risks assumed by us to market ViaSpan are not substantially different from the costs and risks assumed by us to market any of our other products. ViaSpan is patented through March 2006. We are negotiating with BMS to extend our license in perpetuity. (See "Restructure of Co-Development and Marketing Alliance").

Proprietary Products in Development

         We have proprietary products in clinical development in several key therapeutic categories. Examples of these products are discussed in detail below.

         Adenovirus Vaccines. In September 2001, we were awarded a $35.4 million, six year contract by the United States Department of Defense to develop Adenovirus Vaccines Type 4 and 7. The Adenovirus Vaccines are expected to be dispensed to armed forces recruits to prevent epidemics of severe acute respiratory diseases that have been a leading cause of hospitalizations of military trainees. Following completion of clinical studies and the approval of biological license applications, we would manufacture the vaccines under contract to the government specifically for dispensing to the U.S. armed forces.

         Cenestin Line Extensions. We are committed to expanding the Cenestin portfolio through a development program that includes the introduction of 0.45 mg tablet strength in fiscal 2004, development of a estrogen only vaginal cream product and a combination estrogen and progestin product using a different progestin than the one used in the WHI study. We will also continue to evaluate the development of additional products, based on medical developments in the hormone replacement therapy area. (See "Proprietary Products We Currently Market")

         SEASONALE(TM). SEASONALE is an extended regimen oral contraceptive that we are developing through an agreement with the Medical College of Hampton Roads, Eastern Virginia Medical School. The majority of oral contraceptive products currently available in the United States are based on a regimen of 21 treatment days of active ingredient and then a seven-day placebo interval. By contrast, under the proposed SEASONALE regimen, women would take the active product for up to 84 consecutive days, and then would have a seven-day placebo interval. The proposed SEASONALE regimen is expected to result in only 4 menstrual cycles per year, or one per "season". This type of oral contraceptive regimen may be preferable to many women whose lifestyle dictates the convenience of fewer menstrual cycles per year. Like all oral contraceptives, we will seek SEASONALE approval for the indication of prevention of pregnancy.

Our Phase III study involved more than 1,400 female patients and was a randomized four-arm, open-label, multi-center study evaluating the use of two dose levels of SEASONALE in a 91-day cycle administered for approximately 12 months and two dose levels of conventional oral contraceptive therapy administered for approximately 12 months. We completed our Phase III clinical trials in March 2002, submitted our NDA in August 2002, and are awaiting notification from the FDA as to whether the NDA has been accepted for filing. Pending FDA approval, SEASONALE could reach consumers as early as the second half of calendar 2003. The SEASONALE regimen is protected by a patent that expires in 2017.

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

We have initiated a Phase III, randomized, multicenter, placebo-controlled, double blind clinical trial to study the efficacy and safety of CyPat for the treatment of hot flashes following surgical or chemical castration in prostate cancer patients. The clinical studies have enrolled approximately 950 patients at approximately 60 sites across the country. To date, approximately 650 patients have completed. We are working to complete enrollment of our Phase III clinical trial by December 2003. Pending FDA approval, CyPat could reach consumers as early as the second half of calendar 2005. We expect to receive five-years of market exclusivity and we have a patent, which expires in 2018, that covers the use of CyPat in prostate cancer patients.

         Vaginal Ring Products. We intend to use the proprietary, novel, vaginal ring drug delivery system acquired from Enhance Pharmaceuticals to develop products that address a variety of female health issues and unmet medical needs. We currently have several products that use this technology in various stages of development, including a urinary incontinence product being developed under a development and licensing agreement with Schering AG. Under this agreement we have licensed the worldwide marketing rights for the urinary incontinence product to Schering AG in exchange for research and development funding, milestone payments upon the achievement of specified objectives and an ongoing royalty based on worldwide sales.

         DP3. DP3 is another extended regimen oral contraceptive product. We have initiated enrollment in two large full-scale Phase III clinical trials involving 12 months of treatment and including approximately 2,600 patients at 35 investigational sites.

Proprietary Sales And Marketing

Women's Healthcare Product Sales Force

We have a 132-person contract sales organization, provided to us by Cardinal Market Force, that markets women's healthcare products and currently promotes Cenestin, our largest selling proprietary product, directly to physicians. Our contract with Cardinal expires on October 31, 2002 and we are currently negotiating to extend the contract through fiscal 2003. The contract allows us to convert Cardinal's contract sales people into our employees at the expiration of the contract and we plan to do so whether or not the contract is extended. We plan to build our women's healthcare product sales force to approximately 225-250 representatives over the second half of fiscal 2003, in anticipation of the launch of SEASONALE. We expect to use our women's healthcare sales force to promote additional women's healthcare products, as we develop or acquire additional products.

Prior to July 1, 2002, Cenestin was co-promoted by Solvay Pharmaceuticals, using 180 Solvay sales representatives, in addition to the Cardinal sales force. Under that co-promotion agreement, Solvay paid the costs for its sales force and for the Cardinal sales force and was also responsible for the marketing and sales promotion costs for Cenestin. In return for assuming the costs and obligations for Cenestin, Solvay received a marketing fee of 80% of our gross profits for Cenestin. We terminated the co-promotion agreement effective June 30, 2002. Beginning July 1, 2002 we assumed the responsibility for all costs associated with the Cardinal sales force and assumed all responsibility for marketing and promoting Cenestin. We no longer are obligated to pay Solvay a marketing fee based on Cenestin gross profits. Solvay has disputed our right to terminate the contract and has initiated arbitration to collect damages. (See "Legal Proceedings")

Rheumatology Product Sales Force

We have a 22-person contract sales force provided to us by Innovex, LP, an affiliate of Quintiles Transnational Corp. that promotes our Trexall product directly to rheumatologists. Costs for the sales force are being provided by BMS under a Trexall Marketing Agreement previously entered into between Barr and BMS (See "Restructure of Co-Development and Marketing Alliance"). We are responsible for all marketing and promotion costs and perform the sales management function. Our current sales force contract with Quintiles expires in December 2003. We expect to use our rheumatology sales force to promote additional rheumatology products if and when, they are added our product portfolio.

Transplant Product Sales Force

We employee a National Account Manager to promote our transplant preservation agent ViaSpan to approximately 175 customers, in both the United States and Canada. These customers are primarily transplant centers and hospitals. We expect to use our transplant sales force to promote additional transplant products, if and when, they are added to our product portfolio.

Other Products

         We will continue to evaluate various strategies for selling and marketing additional proprietary pharmaceuticals, including any combination of the following:

         o entering into co-promotion or contract sales arrangements with respect to the products;

         o establishing our own sales organization and related infrastructure; and,

         o licensing our proprietary products to other pharmaceutical companies with sales organizations sufficient to support our products.

TAMOXIFEN

         Tamoxifen Citrate is the generic name for AstraZeneca's Nolvadex, which is used to treat advanced breast cancer, impede the recurrence of tumors following surgery, and reduce the incidence of breast cancer in women at high risk for developing the disease. Statistics indicate that one in eight women will get breast cancer during her lifetime, and each year, more than 180,000 new cases of breast cancer are diagnosed.

         In 1993, as a result of a settlement of a patent challenge case, we entered into a non-exclusive supply and distribution agreement with AstraZeneca. Since that time, we have been the only distributor of Tamoxifen in the United States other than AstraZeneca. Under the distribution agreement, we purchased Tamoxifen directly from AstraZeneca in both 10 mg and 20 mg tablets and marketed the product in the Barr label. Our distribution agreement with AstraZeneca expired on August 21, 2002.

         Tamoxifen accounted for approximately 31% of our product sales during fiscal 2002, and approximately 65% and 68% of our product sales during fiscal 2001 and 2000, respectively. Because we purchased the product from AstraZeneca, our gross margins for sales of Tamoxifen were lower than our gross margins for our manufactured generic products.

         The patent covering Tamoxifen expired on August 20, 2002. AstraZeneca has received FDA approval for a six-month period of pediatric exclusivity, which will expire on February 20, 2003. We believe that AstraZeneca's pediatric exclusivity will prevent other generics from launching Tamoxifen products prior to that date. Because of the unique regulatory history of our Tamoxifen ANDA, however, we believe that we are entitled to launch our own manufactured version of the 10 mg Tamoxifen product during AstraZeneca's pediatric exclusivity period.

         Our regulatory authorization to launch Tamoxifen 10mg was issued prior to the enactment of the legislation authorizing FDA to grant pediatric exclusivity. We believe that Congress did not intend to have pediatric exclusivity apply to products that had received regulatory authorization prior to the date of enactment.

         AstraZeneca disagrees with our views and has informally asked FDA to block us from launching the 10 mg product prior to February 20, 2003. We are currently in discussions with FDA regarding the status of our 10 mg approval and expect to receive definitive guidance from FDA by mid-September. We also believe that AstraZeneca's attempted use of pediatric exclusivity to block the launch of our Tamoxifen products violates AstraZeneca's obligations under the distribution agreement.

         We expect that our cost to manufacture Tamoxifen will be lower than our cost to purchase Tamoxifen from AstraZeneca and, as a result, we believe our profit margins on Tamoxifen will exceed the approximately 15% margins we earn as a distributor as soon as we begin to sell our manufactured product. Although our Tamoxifen profit margins should improve at such time, we do expect our profits and margin on Tamoxifen to decline over time as additional generic competitors enter the market following expiration of AstraZeneca's pediatric exclusivity period in February 2003 (See Item 7-"Outlook" in this Form 10-K).

PATENT CHALLENGES

         We actively challenge the patents protecting branded pharmaceutical products where we believe such patents are invalid, unenforceable or not infringed by our products. Our activities in this area, including sourcing raw materials and developing equivalent formulations, are designed to obtain FDA approval for our product. Our legal activities, performed by outside counsel, are designed to eliminate the market barrier to market entry created by the patent. Under the Hatch-Waxman Act, the first generic ANDA applicant whose filing includes a certification that a listed patent on the brand name drug is invalid, unenforceable or not infringed (a so-called "paragraph IV certification"), may be eligible to receive a 180-day period of generic market exclusivity. This period of market exclusivity may provide the patent challenger with the opportunity to earn a return on the risks taken and its legal and development costs. Patent challenge product candidates typically must have several years of remaining patent protection to ensure that the legal process can be completed prior to patent expiry. Because of the potential value of the 180-day market exclusivity as the only generic in the market for that period, we typically seek to be the first company to file an ANDA claiming a paragraph IV certification for a targeted product.

         The process for initiating a patent challenge begins with the identification of a drug candidate and evaluation by qualified legal counsel of the patents protecting that product. We have reviewed a number of potential challenges and have pursued only those that we believe have merit. Our general practice is to disclose patent challenges after the patent holder has sued us. Thus, at any time, we could have several undisclosed patent challenges in various stages of development.

         Patent challenges are complex, costly and can take three to six years to complete. As a result, we have in the past and may elect in the future to have partners on select patent challenges. These arrangements typically provide for a sharing of the costs and risks, and generally provide for a sharing of the benefits of a successful outcome. In addition, our patent challenges may result in settlements that we believe are reasonable, lawful, and in our shareholders' best interests.

                            PATENT CHALLENGE HISTORY

                                 RESOLVED CASES
                                 --------------
PRODUCT (BRAND NAME)      OUTCOME                          STATUS
------------------       ------------------    -----------------------------
Tamoxifen (Nolvadex)     o Settled             o See Tamoxifen Section

Ciprofloxacin (Cipro)    o Settled             o Tentatively approved ANDA

                                               o Contingent non-exclusive
                                                 supply agreement until
                                                 December 2003

                                               o Right to distribute with
                                                 partner six months before
                                                 patent expiry

Norethindrone/Ethinyl    o Settled             o Tentatively approved ANDA
Estradiol (Ortho-Novum                         o Obtained Patent License to
7/7/7)                                           launch generic in January
                                                 2003

Fluoxetine (Prozac)      o Patent Invalidated  o Launched product Aug. 2001

Flecainide Acetate       o Determination of    o Fiscal 2003 launch expected
(Tambocor)                 non-infringement

Trazodone (Desyrel)      o Unsuccessful        o Product launched in 2001
                                                 following patent expiry

Zidovudine (Retrovir)    o Unsuccessful        o Tentatively approved ANDA

                                               o Anticipated launch upon
                                                 patent expiry in 2005

                            PENDING CASES
                            -------------
PRODUCT (BRAND NAME)                                       STATUS
------------------                             -----------------------------
Desogestrel Ethinyl                            o Product launched in April,
Estradiol (Mircette)                             2002
                                               o See Item 3 - Legal
                                                 Proceedings

Niacin (Niaspan)                               o See Item 3 - Legal
                                                 Proceedings

Norgestimate/Ethinyl                           o See Item 3 - Legal
Estradiol                                        Proceedings
(Ortho Tri-Cyclen)

Alendronate Sodium                             o See Item 3 - Legal
(Fosamax)                                        Proceedings

Mirtazapine Orally                             o See Item 3 - Legal
Disintegrating                                   Proceedings
(Remeron Soltabs)

Fexofenadine                                   o See Item 3 - Legal
Hydrochloride                                    Proceedings
Capsules (Allegra)

Fexofenadine                                   o See Item 3 - Legal
Hydrochloride                                    Proceedings
Tablets  (Allegra)

Fexofenadine                                   o See Item 3 - Legal
Hydrochloride/                                   Proceedings
Pseudoephedrine
Hydrochloride Tablets
(Allegra D)

Norethindrone Acetate/                         o See Item 3 - Legal
Ethinyl estradiol (Estrostep)                    Proceedings

Norethindrone Acetate/                         o See Item 3 - Legal
Ethinyl Estradiol (Estrostep FE)                 Proceedings


Norethindrone                                  o See Item 3 - Legal
Acetate/Estradiol (Fem                           Proceedings
HRT)

Selected Patent Case Settlements

         Tamoxifen. In 1993, as a result of a settlement of a patent challenge against AstraZeneca, we entered into a non-exclusive supply and distribution agreement. As discussed previously, under the terms of the Tamoxifen agreement, we have distributed a Tamoxifen product that we have purchased directly from AstraZeneca.

         Ciprofloxacin. In January 1997, as a result of a patent challenge against Bayer AG and Bayer Corporation ("Bayer"), we entered into a settlement agreement. Under the settlement agreement, we withdrew our patent challenge by amending our ANDA from a paragraph IV certification (claiming invalidity) to a paragraph III certification (seeking approval upon patent expiry) and acknowledged the validity and enforceability of the Ciprofloxacin patent. In addition, we entered into a non-exclusive supply agreement that ends at the date of patent expiry, currently December 2003. Under the supply agreement, Bayer has the option to either make payments to Barr or allow Barr and Rugby Laboratories, now owned by Watson Pharmaceuticals, Inc., to purchase Ciprofloxacin from Bayer at a predetermined discount. To date, Bayer has elected not to provide product to us. If Bayer chooses not to provide the product to Barr, we would recognize proceeds of approximately $31 million per year through the year ending June 30, 2003. If Bayer elects to provide us product for resale, the amount we could earn would depend upon numerous market factors.

         The supply agreement also provides that, six months prior to patent expiry, if we are not already distributing the product, we and Rugby Laboratories will have the right to begin distributing Ciprofloxacin product manufactured by Bayer. The Bayer license is non-exclusive and Bayer may, at its option, provide other non-exclusive licenses to others after Barr and Rugby Laboratories have operated under the license for six months. If Bayer does not elect to license any other parties and if no other party is successful in its challenge of the patent, we expect that the licensed product will be the only other Ciprofloxacin product in the market during the six months prior to patent expiry. We also anticipate that Bayer will seek pediatric exclusivity, which, if granted, could delay competition from other generics for six months beyond the expiration of the patent.

         Bayer has successfully defended its Cipro patent in two subsequent cases and we do not believe there will be a successful challenge. We do not expect to receive 180 days of generic exclusivity available to the first patent challenger under the Hatch-Waxman Act.

         Ortho-Novum 7/7/7(R). Ortho-Novum 7/7/7 is a regimen of oral contraceptives that includes three different tablet combinations of norethindrone and ethinyl estradiol. In October 2001 we reached a settlement of pending litigation regarding Ortho-McNeil Pharmaceutical, Inc.'s patents protecting Ortho-Novum 7/7/7. Under the terms of the settlement, Ortho-McNeil granted us a non-exclusive license to market our generic product effective January 1, 2003, nine months prior to patent expiry in September 2003. As part of the settlement we acknowledged our infringement of, and the validity and enforceability of, the patent claims at issue in the case. We also agreed that the settlement of the Ortho-Novum 7/7/7 litigation would not affect our challenge of the same patents that also protect Ortho-McNeil's Ortho Tri-Cyclen(R) oral contraceptive.

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

         All of the steps involved in the filing of an ANDA with the FDA, including research and development, are identical with those steps taken in development of any generic drug. At the time an ANDA is filed with the FDA , the generic company that wishes to challenge the patent files a certification asserting that the patent is invalid, unenforceable and/or not infringed, a so-called "paragraph IV certification". After receiving notice from the FDA that its application is accepted for filing, the generic company sends the patent holder a notice explaining why it believes that the patents in question are invalid, unenforceable or not infringed. Upon receipt of the notice from the generic company, the patent holder has 45 days in which to bring suit in federal district court against the generic company to establish the validity, enforceability and/or infringement of the challenged patent. The discovery, trial and appeals process can take several years.

         The Hatch-Waxman Act provides for an automatic stay of the FDA's authority to grant the approval that would otherwise give the ANDA holder/patent challenger the option to market its generic product. This stay is set at 30 months, or such shorter or longer period as may be ordered by the court. The 30 months may or may not and often does not coincide with the timing of a trial or the expiration of a patent.

         Under the Hatch-Waxman Act, the developer of a bioequivalent drug which is the first to have its ANDA accepted for filing by the FDA, and whose filing includes a paragraph IV certification, may be eligible to receive a 180-day period of market exclusivity. This period of market exclusivity may provide the patent challenger with the opportunity to earn a return on the risks taken and its legal and development costs.

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

         These successful court challenges required the FDA to ignore portions of its regulations in implementing the statute. Ultimately, in August 1999 the FDA decided to propose a new regulatory scheme for implementing the 180-day market exclusivity provision of the Hatch-Waxman Act. The FDA further modified its proposed new regulatory scheme in a March 2000 industry guidance.

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

         Because of the uncertainty surrounding the rulemaking, the scope of the proposed rule, and the number of comments and the complexity of the issues covered by the proposed rule, there is uncertainty as to when, if ever, the FDA will adopt final regulations. If final regulations are ever adopted, the regulations would likely to be challenged in court and the outcome of such lawsuits is uncertain.

         In addition to the rulemaking, Congress has recently become involved in some of these issues relating to the FDA. On July 31, 2002, the U.S. Senate approved by a vote of 78-21, the Greater Access to Affordable Pharmaceuticals bill, which we refer to as the "GAAP Bill". Sponsored by Senators Schumer and McCain, the bill addresses many of the issues in the FDA rulemaking that have been exploited by some brand pharmaceutical companies to delay generic competition and keep the cost of important medicines unnecessarily high.

         Among other things, the bill gives generic applicants and patent owners the right to sue brand companies to have patents added to, or removed from the Orange Book; requires brand companies to list all relevant patents on brand drugs; and limits brand companies to a single 30-month stay for the patents that are listed in the Orange Book when the brand drug is originally approved. The GAAP Bill also requires brand companies to sue a generic company within 45 days of receiving notice of a patent challenge or lose its right to sue that particular company; clarifies that the triggering event for 180-days of generic exclusivity is the date of a decision on a patent challenge by the appellate court; provides for the forfeiture of the first successful generic patent challenger's 180 days of market exclusivity if the generic company does not go to market within 60 days of specified events; and requires generic applicants to provide detailed notices when challenging brand patents.

         While ultimate approval of the legislation is not assured, the bill is expected to be debated by the House of Representatives when Congress reconvenes in the fall.

         In 1997, Congress enacted a new provision designed to reward branded pharmaceutical companies for conducting research in the pediatric population. Under certain circumstances, a branded company can obtain an additional six months of market exclusivity, known as "pediatric exclusivity" by performing pediatric research. Thus, where pediatric exclusivity is requested by a brand company and granted by FDA, the commencement of generic competition could possibly be delayed by six months.

         The facts and circumstances of each patent challenge differ significantly. It is, therefore, impossible for us to provide a general conclusion as to the ultimate effect that the proposed rule, the guidance, the new legislation or pediatric exclusivity would have on the exclusivity status of our patent cases.

         The FTC recently completed a study of patent settlements in the pharmaceutical industry and made recommendations to Congress to modify Hatch Waxman in certain respects. The FTC's primary recommendations include: permitting only one automatic 30 month stay per drug product per ANDA to resolve infringement disputes over patents listed in the Orange Book prior to the filing date of the generic applicant's ANDA; and, requiring brand-name pharmaceutical companies and first generic applicants to provide copies of certain agreements to the FTC.

PATENTS AND PROPRIETARY RIGHTS

         We believe that patents and other proprietary rights are important to our business. Our policy is to file patent applications and to obtain patents to protect our products, technologies, inventions and improvements that we consider important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. Preserving our trade secrets and protecting our proprietary rights are important to our long-term success.

         From time to time, we may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. Litigation concerning patents, trademarks, copyrights and proprietary technologies can often be protracted and expensive and, as with litigation generally, the outcome is inherently uncertain.

GOVERNMENT REGULATION

         We are subject to extensive regulation by the federal government, principally by the FDA, and, to a lesser extent, by the Drug Enforcement Agency or DEA and state governments. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, safety, labeling, storage, record keeping, approval, marketing, advertising and promotion of our products. Non-compliance with applicable requirements can result in fines, recalls and seizure of products. The FDA has the authority to revoke drug approvals previously granted.

Abbreviated New Drug Application Process

         FDA approval is required before a generic equivalent or a new dosage form of an existing drug can be marketed. We receive approval for such products by submitting an ANDA to the FDA. When processing an ANDA, the FDA waives the requirement of conducting complete clinical studies, although it normally requires bioavailability and/or bioequivalence studies. "Bioavailability" indicates the rate and extent of absorption and levels of concentration of a drug product in the blood stream needed to produce a therapeutic effect. "Bioequivalence" compares the bioavailability of one drug product with another, and when established, indicates that the rate of absorption and levels of concentration of the active drug substance in the body are the same for the generic drug and the previously approved drug. An ANDA may be submitted for a drug on the basis that it is the equivalent of a previously approved drug or, in the case of a new dosage form, is suitable for use for the indications specified.

         Before approving a product, the FDA also requires that our procedures and operations conform to Current Good Manufacturing Practice ("cGMP") regulations, relating to good manufacturing practices as defined in the U.S. Code of Federal Regulations. We must follow the cGMP regulations at all times during the manufacture of our products. To help insure compliance with the cGMP regulations, we continue to spend significant time, money and effort in the areas of production and quality control to ensure full technical compliance.

         If the FDA believes a company is not in compliance with cGMP, sanctions may be imposed upon that company including:

         o withholding from the company new drug approvals as well as approvals for supplemental changes to existing applications;

         o preventing the company from receiving the necessary export licenses to export its products; and

         o classifying the company as an "unacceptable supplier" and thereby disqualifying the company from selling products to federal agencies.

         We believe we are currently in compliance with cGMP.

         The timing of final FDA approval of ANDA applications depends on a variety of factors, including whether the applicant challenges any listed patents for the drug and whether the brand-name manufacturer is entitled to one or more statutory exclusivity periods, during which the FDA is prohibited from accepting applications for, or approving, generic products. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block ANDAs from being approved on the patent expiration date. For example, in certain circumstances the FDA may now extend the exclusivity of a product by six months past the date of patent expiry if the manufacturer undertakes studies on the effect of their product in children, a so-called pediatric extension.

         In May 1992, Congress enacted the Generic Drug Enforcement Act of 1992, which allows the FDA to impose debarment and other penalties on individuals and companies that commit certain illegal acts relating to the generic drug approval process. In some situations, the Generic Drug Enforcement Act requires the FDA to not accept or review ANDAs for a period of time from a company or an individual that has committed certain violations. It also provides for temporary denial of approval of applications during the investigation of certain violations that could lead to debarment and also, in more limited circumstances, provides for the suspension of the marketing of approved drugs by the affected company. Lastly, the Generic Drug Enforcement Act allows for civil penalties and withdrawal of previously approved applications. Neither we nor any of our employees have ever been subject to debarment.

New Drug Application Process

         FDA approval is required before any new drug can be marketed. An NDA is a filing submitted to the FDA to obtain approval of a new drug and must contain complete pre-clinical and clinical safety and efficacy data or a right of reference to such data. Before dosing a new drug in healthy human subjects or patients may begin, stringent government requirements for preclinical data must be satisfied. The pre-clinical data, typically obtained from studies in animal species, as well as from laboratory studies, are submitted in an Investigational New Drug, or IND, application, or its equivalent in countries outside the United States, where clinical trials are to be conducted. The preclinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.

         Clinical trials are typically conducted in three sequential phases, although the phases may overlap.

         o In Phase I, which frequently begins with the initial introduction of the compound into healthy human subjects prior to introduction into patients, the product is tested for safety, adverse effects, dosage, tolerance absorption, metabolism, excretion and other elements of clinical pharmacology.

         o Phase II typically involves studies in a small sample of the intended patient population to assess the efficacy of the compound for a specific indication, to determine dose tolerance and the optimal dose range as well as to gather additional information relating to safety and potential adverse effects.

         o Phase III trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population at typically dispersed study sites, in order to determine the overall risk-benefit ratio of the compound and to provide an adequate basis for product labeling.

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

         Even after initial FDA or other health authority approval has been obtained, further studies, including Phase IV post-marketing studies, may be required to provide additional data on safety. The post-marketing studies could be used to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA or other regulatory authorities require post-marketing reporting to monitor the adverse effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products.

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

Drug Enforcement Agency

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

Medicaid/Medicare

         In November 1990, a law regarding reimbursement for prescribed Medicaid drugs was passed as part of the Congressional Omnibus Budget Reconciliation Act of 1990. The law requires drug manufacturers to enter into a rebate contract with the Federal Government. All generic pharmaceutical manufacturers, whose products are covered by the Medicaid program, are required to rebate to each state a percentage (currently 11% in the case of products sold by us which are covered by an ANDA and 15% in the case of products sold by us which are covered by an NDA) of their average net sales price for the products in question. We accrue for future estimated rebates in our consolidated financial statements.

         Over the last year, the extension of prescription drug coverage to all Medicare recipients has gained support in Congress. The Generic Pharmaceutical Association, or the GPhA, is actively involved in discussions regarding the structure and scope of any proposed Medicare prescription drug benefit plans. We, as an active member in the GPhA, support the development of an industry-wide position on Medicare.

         We believe that federal and/or state governments may continue to enact measures in the future aimed at reducing this cost of providing a prescription drug benefits to the public and in particular senior citizens. We cannot predict the nature of such measures or their impact on our profitability.

EMPLOYEES

Our success depends on our ability to hire and retain highly qualified scientific and management personnel. We face competition for personnel from other companies, academic institutions, government entities and other organizations. As of June 30, 2002, we had approximately 1,075 full-time employees, including 172 in research and development and 691 in production and quality assurance/control. Approximately 84 of our employees are represented by Local 2-149 of the Paper, Allied, Chemical and Energy (PACE) Union International under a collective bargaining agreement that expires on April 1, 2005. We believe that our relations with our employees are good and we have no history of work stoppages.

PRODUCT DEVELOPMENT

For the fiscal years ended June 30, 2002, 2001 and 2000, total research and development expenditures were approximately $76, $58 and $48 million, respectively. The increase in research and development spending during the past two fiscal years is consistent with the increase in spending on proprietary product development activities. Research and development expenditures for generic development activities include personnel costs, costs paid to third party contract research organizations for conducting bioequivalence studies and costs for raw materials used in developing the products. Proprietary development costs also include personnel costs, clinical study costs and funds paid to third party clinical research organizations that are responsible for conducting the clinical trials required to support a product application with FDA. We anticipate that total research and development expenditures will increase during fiscal 2003 as we increase our investment in proprietary products, pursue the development of some unusually expensive generic products, including conjugated estrogens, and invest in products using the proprietary vaginal ring delivery platform acquired with Enhance.

COMPETITION

The pharmaceutical business has historically been subject to intense competition. As patents and other basis for market exclusivity expire, generic competitors, such as we, enter the marketplace. Normally, there is a unit price decline as the number of generic competitors increases. The timing of these price decreases is unpredictable and can result in a significantly curtailed period of profitability for a generic product. In addition, brand-name manufacturers frequently take actions to prevent or discourage the use of generic equivalents. These actions may include:

         - filing new patents on drugs whose original patent protection is about to expire;

         - developing patented controlled-release products or other product improvements; and

         -        increasing marketing initiatives and commencing litigation.

Generic pharmaceuticals market conditions, particularly in the U.S., have been affected by industry consolidation and a fundamental shift in industry distribution, purchasing and stocking patterns resulting from the increased importance of sales to major chain drug stores and major wholesalers and, a concurrent reduction in sales to private label generic distributors. Large chain drug stores and large wholesalers expect lower prices on products sold and maintain lower levels of inventory at their facilities. These customers also tend to limit the number of vendors.

We also face competition for our proprietary products from proprietary and generic products and from promotional activities by other competing pharmaceutical companies. This competition affects our ability to market our proprietary products effectively and customer acceptance of our products. We currently market three proprietary products that compete against other branded products: Cenestin, Trexall and Viaspan. Our Cenestin synthetic conjugated estrogens product competes in the hormone replacement market with products such as Premarin; Trexall competes in the rheumatology market with several different products, including 2.5 mg methotrexate tablets; and, Viaspan competes with several other products in the organ transplant preservation market. Pending a final approval by FDA, our SEASONALE extended regimen product will compete with other oral contraceptive products.

We compete in varying degrees with numerous other manufacturers of pharmaceutical products, both branded and generic. These competitors include:

         - brand pharmaceutical companies whose patent protected therapies compete with both generic and proprietary products marketed or being developed by us, including AstraZeneca, Johnson & Johnson, Wyeth, Bristol-Myers Squibb and Eli Lilly & Company;

         - the generic divisions and subsidiaries of brand pharmaceutical companies, including Geneva Pharmaceuticals, Inc., a subsidiary of Novartis AG;

         - large independent generic manufacturers/distributors that provide a broad line of products, including Mylan Laboratories and Teva Pharmaceuticals;

         - generic manufacturers that target categories in our product line, such as Watson Pharmaceuticals and Eon Labs.

Many of our competitors have greater financial and other resources than we have, and are therefore able to devote more resources than we can in such areas as sales and marketing support and product development. In order to ensure our ability to compete effectively, we:

         - focus our proprietary and generic product development in areas of historical strength or competitive advantage;

         - target generic products for development that have unique characteristics, including: difficulty in sourcing raw materials; difficulty in formulation or establishing bioequivalence; manufacturing that requires unique facilities, processes or expertise; and

         - make significant investments in plant and equipment to give us a competitive edge in manufacturing.

These factors, when combined with our investment in new product development and our focus on select therapeutic categories, provide the basis for our belief that we will continue to remain a leading independent specialty pharmaceutical company.

RAW MATERIALS & MANUFACTURING SUPPLIERS

We purchase the bulk pharmaceutical chemicals, which are essential to our business from numerous manufacturers in the U.S. and throughout the world. All purchases are made in United States dollars, and while currency fluctuations do not have an immediate impact on prices we pay, such fluctuations may, over time, have an effect on our costs. Certain products that have historically accounted for a significant portion of our revenues are currently available only from sole or limited suppliers. Arrangements with foreign suppliers are subject to certain additional risks, including the availability of governmental clearances, export duties, political instability, currency fluctuations and restrictions on the transfer of funds. Any inability to obtain raw materials on a timely basis, or any significant price increases that cannot be passed on to customers, could have a material adverse effect on us. Because prior FDA approval of raw material suppliers is required, if raw materials from an approved supplier were to become unavailable, the required FDA approval of a new supplier could cause a significant delay in the manufacture of the drug product affected.

To date, we have not experienced any significant delays from lack of raw material availability. However, there can be no assurance that significant delays will not occur in the future.

GOVERNMENT RELATIONS ACTIVITIES

A large number of branded pharmaceutical products are scheduled to go off patent over the next several years and the branded pharmaceutical industry has increased its efforts to utilize state and federal legislative and regulatory arenas to delay generic competition, or limit the severe market erosion they can experience once monopoly protection is lost for the branded product. Efforts to achieve these goals include, but are not limited to, filing additional patents in the FDA's Orange Book in an attempt to increase the period of patent protection for products, directly petitioning the FDA to request amendments to FDA standards through the Citizen Petition process, seeking changes in United States Pharmacopeia standards and attempting to extend patents by attaching amendments to important federal legislation.

The U.S. Congress is currently debating several legislative initiatives that address various brand and generic pharmaceutical issues. Should federal legislation be passed, it is unclear what effect it will have on the generic industry.

Because a balanced and fair legislative and regulatory arena is critical to the generic pharmaceutical industry, we have and will continue to put a major emphasis in terms of management time and financial resources on government affairs activities. We currently maintain an office and staff a full-time government affairs department in Washington, D.C., has responsibility for coordinating state and federal legislative activities and coordinating with the generic industry trade association.

ITEM 2. PROPERTIES

We have facilities and operations in New York, New Jersey, Ohio, Pennsylvania, Virginia and Washington, D.C. The following table presents the facilities owned or leased by us as of June 30, 2002 and indicates the location and type of each of these facilities.

                              SQUARE
LOCATION                      FOOTAGE         STATUS                   DESCRIPTION
------------------------      ------          -----           --------------------------------
NEW JERSEY

Northvale...............       27,500         Owned           Manufacturing
Somerset................       38,000         Owned           Manufacturing
Plainsboro..............       27,000         Leased          R&D, Administration


NEW YORK
Blauvelt................       38,600         Leased          Corporate Administration
Pomona 1................       34,000         Owned           R&D, Laboratories, Manufacturing
Pomona 2................       90,000         Owned           Laboratories, Administrative
                                                              Offices, Manufacturing,
                                                              Warehouse

OHIO
Cincinnati..............      190,000         Owned           Manufacturing
Cincinnati..............       29,200         Leased          Administration
Mason...................      120,000         Leased          Distribution


PENNSYLVANIA
Bala Cynwyd ............        2,900         Leased          Administration

VIRGINIA
Forest..................      320,000         Owned           Administrative Offices,
                                                              Manufacturing, Warehouse,
                                                              Packaging, Distribution

WASHINGTON D.C..........        1,800         Leased          Corporate Administration

Over the past three fiscal years, we have spent approximately $84 million in capital expenditures primarily to expand manufacturing capacity, extend research and development activities and strengthen certain competitive advantages. We believe that our current facilities are in good condition, are being used productively and are adequate to meet current operating requirements.

ITEM 3. LEGAL PROCEEDINGS

PATENT CHALLENGE LITIGATION

Desogestrel Ethinyl Estradiol (Mircette(R))

In May 2000, Duramed, which is now a wholly owned subsidiary, filed an ANDA seeking approval from the FDA to market the tablet combination of desogesrel/ethinyl estradiol tablets and ethinyl estradiol tablets, the generic equivalent of Organon, Inc.'s Mircette oral contraceptive regimen. Duramed notified the patent holder, Biotechnology General Corp. ("BTG") pursuant to the provisions of the Hatch-Waxman Act and BTG filed a patent infringement case in the United States District Court for the District of New Jersey seeking to prevent Duramed from marketing the tablet combination. On December 17, 2001, the District Court granted summary judgment, finding that Duramed's product did not infringe the patent. Subsequently, BTG filed an appeal of the District Court's decision. On April 8, 2002, we launched Kariva, the generic version of Mircette. If BTG is successful in its appeal, we could be liable for damages for patent infringement, which could have a material adverse effect upon our consolidated financial statements.

Niacin (Niaspan(R))

In November 2001, we filed an ANDA seeking approval from the FDA to market niacin extended release tablets 1000 mg, the generic equivalent of KOS Pharmaceuticals, Inc.'s Niaspan extended-release tablet. We notified KOS pursuant to the provisions of the Hatch-Waxman Act and on March 4, 2002, KOS filed suit in the United States District Court for the Southern District of New York to prevent us from proceeding with the commercialization of this product. The case is in the discovery stage.

On March 22, 2002 and April 2, 2002, we filed ANDAs seeking approval from the FDA to market 500 mg and 750 mg niacin extended release tablets, respectively. We notified KOS pursuant to the provisions of the Hatch-Waxman Act, and on August 12, 2002, KOS filed suit against us in the United States District Court for the Southern District of New York.

We believe that we were the first applicant to file an ANDA containing a paragraph IV patent challenge to these products. If so, we may be eligible for 180 days of generic exclusivity, depending on a variety of factors.

Kos recently listed an additional patent on Niaspan in the Orange Book. We are reviewing that patent.

Norgestimate / Ethinyl Estradiol (Ortho Tri-Cyclen(R))

In February 2000, we filed an ANDA seeking approval from the FDA to market three different tablet combinations of norgestimate and ethinyl estradiol, the generic equivalent of Ortho-McNeil Pharmaceutical Inc.'s ("Ortho") OrthoTri-Cyclen. We notified Ortho pursuant to the provisions of the Hatch-Waxman Act and on June 9, 2000, Ortho filed a patent infringement action in the United States District Court for the District of New Jersey seeking to prevent us from marketing the three different tablet combinations of norgestimate and ethinyl estradiol until certain U.S. patents expire in September 2003. Motions for summary judgment are currently pending before the trial court and no trial date has been set.

We believe that we were the first applicant to file an ANDA containing a paragraph IV patent challenge to this product. If so, we may be eligible for 180 days of generic exclusivity, depending on a variety of factors.

Alendronate Sodium (Fosamax(R))

In June 2001, we filed an ANDA seeking approval from the FDA to market alendronate sodium 70 mg tablets, the generic equivalent of Merck's Fosamax 70 mg tablets. We notified Merck pursuant to the provisions of the Hatch-Waxman Act and on August 31, 2001, Merck filed the identical patent infringement action in the United States District Courts for the District of Delaware and the Southern District of New York, seeking to prevent us from marketing alendronate sodium 70 mg tablets until 2018 when the last of certain U.S. patents is alleged to expire. On January 2, 2002, the Court in Delaware granted our motion and dismissed the Delaware action based on a lack of personal jurisdiction over us. We answered the New York action.

In August 2001, we filed an ANDA seeking approval from the FDA to market alendronate sodium 35 mg tablets, the generic equivalent of Merck's Fosamax 35 mg tablets. We notified Merck pursuant to the provisions of the Hatch-Waxman Act and on December 14, 2001, Merck filed a patent infringement action in the United States District Court for the District of Delaware, seeking to prevent us from marketing alendronate sodium 35 mg tablets until 2018 when the last of certain U.S. patents is alleged to expire. On December 17, 2001, Merck filed the identical patent infringement action in the United States District Court for the Southern District of New York. On January 29, 2002, Merck voluntarily dismissed the Delaware action. We answered the New York action.

On January 18, 2002, the Court in New York consolidated the cases involving the 70 mg and 35 mg alendronate sodium products for all purposes. Discovery is proceeding, but no trial date has been set.

We believe that we were the first applicant to file an ANDA containing a paragraph IV patent challenge to the alendronate sodium 35 mg product. If so, we may be eligible for 180 days of generic exclusivity, depending on a variety of factors.

Mirtazapine Orally Disintegrating (Remeron(R) Soltabs(TM))

In February 2002, we filed an ANDA seeking approval from the FDA to market mirtazapine orally disintegrating tablets, the generic equivalent of Akzo Nobel and Organon, Inc.'s ("Akzo and Organon") Remeron Soltab. We notified Akzo and Organon pursuant to the Hatch-Waxman Act and on May 3, 2002, Akzo and Organon filed suit in the United States District Court for the District of New Jersey to prevent us from proceeding with the commercialization of this product. The case is in its initial stages.

We believe that we were the first applicant to file an ANDA containing a paragraph IV patent challenge to this product. If so, we may be eligible for 180 days of generic exclusivity, depending on a variety of factors.

Fexofenadine Hydrochloride Capsules (Allegra(R))

In May 2001, we filed an ANDA seeking approval from the FDA to market fexofenadine hydrochloride capsules ("Fexofenadine") the generic equivalent of Aventis Pharmaceuticals, Inc.'s ("Aventis") Allegra. We notified Aventis pursuant to the provisions of the Hatch-Waxman Act and on August 1, 2001, Aventis filed a patent infringement action in the United States District Court for the District of New Jersey-Newark Division, seeking to prevent us from marketing Fexofenadine until after the expiration of various U.S. patents, the last of which expires in 2017.

We believe that we were the first applicant to file an ANDA containing a paragraph IV patent challenge to this product. If so, we may be eligible for 180 days of generic exclusivity, depending on a variety of factors.

Fexofenadine Hydrochloride Tablets (Allegra(R))

In June 2001, we filed an ANDA seeking approval from the FDA to market fexofenadine hydrochloride tablets in 30 mg, 60 mg and 180 mg strengths, the generic equivalent of Aventis Pharmaceutical, Inc.'s Allegra tablet products. We notified Aventis pursuant to the provisions of the Hatch-Waxman Act and on September 7, 2001, Aventis filed a patent infringement action in the United States District Court for the District of New Jersey - Newark Division, seeking to prevent us from marketing fexofenadine tablets until after the expiration of various U.S. patents, the last of which is alleged to expire in 2017.

We believe that we were the first applicant to file an ANDA containing a paragraph IV patent challenge to this product. If so, we may be eligible for 180 days of generic exclusivity, depending on a variety of factors.

Fexofenadine Hydrochloride / Pseudoephedrine Hydrochloride (Allegra-D(R))

In September 2001, we filed an ANDA seeking approval from the FDA to market fexofenadine hydrochloride and pseudoephedrine hydrochloride extended release tablets, the generic equivalent of Aventis Pharmaceutical, Inc.'s Allegra-D product. We notified Aventis pursuant to the provisions of the Hatch-Waxman Act and on January 28, 2002, Aventis filed a patent infringement action in the United States District Court for the District of New Jersey - Newark Division, seeking to prevent us from marketing fexofenadine and pseudoephedrine extended release tablets until after the expiration of various U.S. patents, the last of which is alleged to expire in 2017.

We believe that we were the first applicant to file an ANDA containing a paragraph IV patent challenge to this product. If so, we may be eligible for 180 days of generic exclusivity, depending on a variety of factors.

On March 27, 2002, the Court entered an order consolidating the three Allegra product patent challenge cases for all purposes. We have moved to dismiss portions of Aventis' complaints asserting infringement of various patents that are not listed in the Orange Book. Discovery has been deferred by agreement of the parties pending a ruling on our motion. No trial date has been set.

Norethindrone Acetate / Ethinyl Estradiol (Estrostep(R))

In January 2001, we filed an ANDA seeking approval from the FDA to market three different tablet combinations of norethindrone acetate and ethinyl estradiol, the generic equivalent of Warner-Lambert Company's Estrostep oral contraceptive regimen. We notified Warner-Lambert pursuant to the provisions of the Hatch-Waxman act and on August 3, 2001, Warner-Lambert filed a patent infringement action in the United States District Court for the Southern District of New York, seeking to prevent us from marketing the three different tablet combinations of norethindrone acetate and ethinyl estradiol until after the expiration of two U.S. patents, the last of which expires in 2008. Discovery in the case is underway.

We believe that we were the first applicant to file an ANDA containing a paragraph IV patent challenge to this product. If so, we may be eligible for 180 days of generic exclusivity, depending on a variety of factors.

Norethindrone Acetate / Ethinyl Estradiol (Estrostep FE(R))

In January 2001, we filed an ANDA seeking approval from the FDA to market certain norethindrone acetate and ethinyl estradiol tablets in a 28 day regimen, the generic equivalent of Pfizer's Estrostep FE product. We notified Pfizer pursuant to the provisions of the Hatch-Waxman Act and on August 3, 2001, Pfizer filed a patent infringement action in the United States District Court for the Southern District of New York, seeking to prevent us from marketing norethindrone acetate and ethinyl estradiol tablets until two U.S. patents expire in 2007 and 2008. The case is in the discovery stage and no trial date has been set.

We believe that we were the first applicant to file an ANDA containing a paragraph IV patent challenge to this product. If so, we may be eligible for 180 days of generic exclusivity, depending on a variety of factors.

Norethindrone Acetate / Estradiol (FemHRT(R))

In September 2001, we filed an ANDA seeking approval from FDA to market norethindrone acetate and ethinyl estradiol tablets, the generic equivalent of Pfizer's FemHRT. We notified Pfizer pursuant to the provisions of the Hatch-Waxman Act and on December 6, 2001, Pfizer filed a patent infringement action in the United States District Court for the Southern District of New York, seeking to prevent us from marketing this product until after the expiration of certain patents, the last of which expires in 2010. The case is in the discovery phase.

We believe that we were the first applicant to file an ANDA containing a paragraph IV patent challenge to this product. If so, we may be eligible for 180 days of generic exclusivity, depending on a variety of factors.

CLASS ACTION LAWSUITS

Ciprofloxacin (Cipro(R))

To date we have been named in approximately 38 class action complaints filed in state and federal courts by direct and indirect purchasers of Ciprofloaxcin (Cipro(R)) from 1997 to the present against us, Bayer Corporation, The Rugby Group, Inc. and others. Each case is disclosed in prior filings and are incorporated herein by reference. The complaints allege that the 1997 Bayer-Barr patent litigation settlement agreement was in violation of federal antitrust laws and/or state antitrust and consumer protection laws on the grounds that the agreement was allegedly anti-competitive. We believe that our agreement with Bayer Corporation reflects a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Although it is not possible to forecast the outcome of this matter, we intend to vigorously defend ourselves. We anticipate that this matter may take several years to resolve, but an adverse judgment could have a material adverse impact on our consolidated financial statements.

Tamoxifen

To date approximately 33 consumer or third party payor class action complaints have been filed in state and federal courts against Zeneca, Inc., AstraZeneca Pharmaceuticals LP and us alleging among other things, that the 1993 settlement of patent litigation between Zeneca, Inc. and us violated the antitrust laws, insulates Zeneca, Inc. and us from generic competition and enables Zeneca, Inc. and us to charge artificially inflated prices for Tamoxifen citrate. Each case is disclosed in prior filings and are incorporated herein by reference. We believe that our agreement with Zeneca, Inc. reflects a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Although it is not possible to forecast the outcome of this matters, we intend to vigorously defend ourselves. We anticipate that this matter may take several years to resolve, but an adverse judgment could have a material adverse impact on our consolidated financial statements.

OTHER LITIGATION

Invamed, Inc./Apothecon, Inc.

In February 1998, Invamed, Inc., which has since been acquired by Geneva Pharmaceuticals, Inc., a subsidiary of Novartis AG, , named several others and us as defendants in a lawsuit filed in the United States District Court for the Southern District of New York, charging that we unlawfully blocked access to the raw material source for Warfarin Sodium. In May 1999, Apothecon, Inc., then a subsidiary of Bristol-Myers Squibb, Inc. filed a similar lawsuit. The two actions have been consolidated. On May 10, 2002, the District Court granted summary judgment in our favor on all antitrust claims, but found that the plaintiffs could proceed to trial on their allegations that we tortiously interfered with an alleged raw material supply contract between Invamed and our raw material supplier. Our motion to reconsider the latter portion of the opinion is pending.

We believe that the suits filed by Invamed and Apothecon are without merit and intend to defend our position vigorously. We anticipate that this matter may take several years to be resolved but an adverse judgment could have a material adverse impact on our business and consolidated financial statements.

Termination of Solvay Co-Marketing Relationship

On March 31, 2002, Duramed gave notice of its intention to terminate on June 30, 2002, the relationship between Duramed and Solvay Pharmaceuticals, Inc. ("Solvay") concerning the joint promotion of Duramed's Cenestin tablets and Solvay's Prometrium(R) capsules. Solvay has disputed Barr's right to terminate the relationship and claims that it is entitled to substantial damages, and has notified Duramed that it has demanded arbitration of this matter. We believe that Duramed's actions are well founded but if we are incorrect, the matter could have a material adverse effect on our consolidated financial statements.

Adderall Trade Dress Infringement Suit

On May 1, 2002, Shire Richwood, Inc. ("Shire") filed a lawsuit in the United States District Court for the District of New Jersey against us claiming that our generic dextroamphetamine salt combination product uses trade dress that is similar in appearance to Shire's Adderall(R). Shire is seeking a preliminary injunction to restrain us from using the trade dress and to have us recall from the marketplace any product sold in such trade dress. On June 3, 2002, the District Court heard oral argument on Shire's preliminary injunction motion and took the matter under advisement. No order has issued to date. We believe the suit is without merit, but if we are incorrect, the matter could have a material adverse effect on our consolidated financial statements. We do not expect the on-going litigation to cause any disruption in the manufacturing and sale of our product.

Wyeth-Ayerst Laboratories, Inc. Antitrust Suit

On September 5, 2000, our Duramed subsidiary filed an antitrust lawsuit against Wyeth-Ayerst Laboratories, Inc., the makers of Premarin(R). The complaint alleges that Wyeth-Ayerst has illegally perpetuated a monopoly in conjugated estrogens products by, among other things, inducing managed care organizations
(MCOs) to execute exclusive contracts for Premarin, thus eliminating the possibility of our competitive product, Cenestin, being placed on the formulary with those same MCOs. We seek actual and treble damages associated with profits lost due to Wyeth-Ayerst's conduct in violation of antitrust laws and seek to permanently enjoin Wyeth-Ayerst from engaging in anti-competitive and exclusionary conduct. On August 31, 2001, Wyeth-Ayerst filed its answer to Duramed's Complaint. The matter is in discovery.

Fluoxetine Hydrochloride Patent Infringement

On August 1, 2001, aaiPharma Inc. filed a lawsuit in the United States District Court for the Eastern District of North Carolina against us and others claiming that the generic versions of fluoxetine hydrochloride (brand name Prozac(R)) manufactured by those companies infringe AAI's patent. We launched our generic version of the 20 mg Prozac capsule on August 2, 2001. If we are found to infringe the AAI patent, we may be liable to AAI for damages that may reduce our profits from our generic Prozac product. We believe that the suit filed against it by AAI is without merit, but if we are incorrect, the matter could have a material adverse effect on our consolidated financial statements.

Lemelson

On November, 23, 2001, the Lemelson Medical, Education & Research Foundation, LP filed an action in the United States District Court for the District of Arizona alleging patent infringement against many defendants, including us, involving "machine vision" or "computer image analysis." On March 20, 2002, the court entered on Order of Stay in the Proceedings, pending the resolution of another suit that involves the same patents, but does not involve us.

Administrative Matters

On June 30, 1999, we received a civil investigative demand ("CID") and a subpoena from the FTC, that sought documents and data relating to the January 1997 agreements resolving our patent litigation involving Ciprofloxacin hydrochloride, which had been pending in the U.S. District Court for the Southern District of New York. The CID was limited to a request for information and did not allege any wrongdoing. The FTC is investigating whether we, through our settlement and supply agreements, have engaged in activities in violation of the antitrust laws. We continue to cooperate with the FTC in this investigation.

On May 1, 2001, the Texas Attorney General's Office, as a liason on behalf of a group of state Attorneys General, served the Company with a civil investigative demand relating to our settlement of our Ciprofloxacin patent challenge. At the Attorney General's request, we entered into an agreement with the states to allow them to investigate our Cipro settlement. In December 2001 we were notified that the Attorney Generals closed their investigation.

In 1998 and 1999, we were contacted by the Department of Justice ("DOJ") regarding our March 1993 settlement of our Tamoxifen patent challenge litigation. On May 6, 2002 we received notification that the DOJ had officially closed its investigation of this matter.

On August 17, 2001, the Oregon Attorney General's Office, as liaison on behalf of a group of state Attorney Generals, served us with a civil investigation demand relating to its investigation of our settlement of our Tamoxifen patent challenge with AstraZeneca. The investigative demand requests the production of certain information and documents that may assist the Attorney General in its investigation. We are fully cooperating with the Attorney General's office in its investigation.

We believe that the patent challenge settlements being investigated are lawful and represent a pro-consumer and pro-competitive outcome to the patent challenge cases. We believe that once all the facts are considered, and the benefits to consumers are assessed, these investigations will be satisfactorily resolved, as they have been by the DOJ and the Texas Attorney General's Office. However, consideration of these matters could take considerable time, and any adverse judgment could have a material adverse impact on our consolidated financial statements.

In the spring of 2001 the FTC issued special orders to approximately 100 pharmaceutical companies related to an inquiry into alleged anti-competitive practices in the entire pharmaceutical industry, including practices relating to patent challenge settlements. We received our special order on April 30, 2001 and have provided our responses to the FTC. The FTC recently completed the study of patent settlements in the pharmaceutical industry and made recommendations to Congress to modify Hatch Waxman in certain respects. The FTC's primary recommendations include: permitting only one automatic 30 month stay per drug product per ANDA to resolve infringement disputes over patents listed in the Orange Book prior to the filing date of the generic applicant's ANDA; and, requiring brand-name pharmaceutical companies and first generic applicants to provide copies of certain agreements to the FTC.

In May 2001, we received a subpoena, issued by the Commonwealth of Massachusetts Office of the Attorney General, for the production of documents related to pricing and Medicaid reimbursement of select products in Massachusetts. We are one of a number of pharmaceutical companies that have received such subpoenas. We are cooperating with the inquiry and believe that all of our product agreements and pricing decisions have been lawful and proper.

Other Matters

As of June 30, 2002, we were involved with other lawsuits incidental to our business, including patent infringement actions. Based on the advice of legal counsel, we believe that the ultimate disposition of such other lawsuits will not have material adverse effect on our consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters put to the vote of our shareholders during the quarter ended June 30, 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The information required by Item 5 is included in Item 8. See Note 20 to the Consolidated Financial Statements included in Item 8.

ITEM 6. SELECTED FINANCIAL DATA

The following data has been derived from our consolidated financial statements and should be read in conjunction with those statements, which are included in
Item 8 of this report; together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report.

(in thousands of dollars, except per share amounts)


                                                                               YEAR ENDED JUNE 30,
                                                     -----------------------------------------------------------------------
STATEMENTS OF OPERATIONS(1)                             2002            2001           2000           1999            1998
                                                     ----------     ----------     ----------     ----------      ----------
Total revenues                                       $1,188,984     $  593,151     $  490,972     $  465,709      $  390,934

Earnings before income taxes and
extraordinary loss                                      337,784        101,793         18,602         71,730          37,217

Income tax expense                                      125,405         38,714          8,042         27,988          17,526

Earnings before extraordinary loss                      212,379         63,079         10,560         43,742          19,691


Net earnings applicable to common shareholders          210,269         62,566         10,305         38,352          13,896

Earnings per common share:
Earnings before extraordinary loss                         4.93           1.50           0.26           1.14            0.54

Net earnings                                               4.88           1.49           0.26           1.00            0.38

Earnings per common share -
assuming dilution:

Earnings before extraordinary loss                         4.68           1.42           0.26           1.09            0.51

Net earnings                                               4.63           1.40           0.25           0.96            0.36


BALANCE SHEET DATA(1)                                    2002           2001           2000           1999            1998
                                                     ----------     ----------     ----------     ----------      ----------
Working capital                                      $  460,213     $  313,101     $  212,275     $  169,919      $  103,619
Total assets                                            888,554        666,516        548,188        436,529         385,522
Long-term debt (2)                                       37,657         63,539         57,419         52,146          43,077
Shareholders' equity (3)                                666,532        416,777        324,698        257,716         201,360


(1) All financial data presented has been restated to include the historical financial data of Duramed (See Note 1(a) to the consolidated financial statements).

(2) Excludes current installments (See Note 10 to the Consolidated Financial Statements).

(3)      The Company has not paid a cash dividend in any of the above years.

ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(thousands of dollars)

Forward-Looking Statements

The following sections contain a number of forward-looking statements. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by their use of words such as "expects," "plans," "will," "may," "anticipates," "believes," "should," "intends," "estimates" and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include: the difficulty in predicting the timing and outcome of legal proceedings, including those relating to patent challenge settlements and patent infringement cases; the difficulty of predicting the timing of U.S. Food and Drug Administration, or FDA, approvals; court and FDA decisions on exclusivity periods; competitor's ability to extend exclusivity periods past initial patent terms; market and customer acceptance and demand for our pharmaceutical products; reimbursement policies of third party payors; our ability to market our proprietary products; the successful integration of acquired businesses and products into our operations; the use of estimates in the preparation of our financial statements; the impact of competitive products and pricing; the ability to develop and launch new products in a timely basis; the availability of raw materials; availability of product we purchase and sell as a distributor; the regulatory environment; fluctuations in operating results, including spending for research and development, sales and marketing and patent challenge activities; and other risks detailed from time-to-time in our filings with the Securities and Exchange Commission, or SEC.

Overview

We operate in one business segment, which is the development, manufacture and marketing of pharmaceutical products. As discussed in Note 2 to the consolidated financial statements, on October 24, 2001, we completed our merger with Duramed Pharmaceuticals, Inc. ("Duramed"). The merger was treated as a tax-free reorganization and was accounted for as a pooling-of-interests for financial reporting purposes. In June 2002 we completed the acquisition of certain assets and assumption of certain liabilities of Enhance Pharmaceuticals, Inc.

All of our financial data presented in these financial statements has been restated to include the historical financial data of Duramed pursuant to Regulation S-X of the Securities and Exchange Commission. For the year ended June 30, 2002, financial information as of and for the year then ended, includes such periods for both Barr and Duramed. For the fiscal years ended June 30, 2001 and 2002 financial information for Barr's fiscal year ended June 30th was combined with financial information for Duramed's calendar year ended December 31st. Barr's consolidated statements of operations for the years ended June 30, 2001 and 2000 were combined with Duramed's statements of operations for the calendar years ended December 31, 2000 and 1999, respectively. Barr's balance sheet as of June 30, 2001 was combined with Duramed's balance sheet as of December 31, 2000. Barr's statements of cash flows for the fiscal years ended June 30, 2001 and 2000 were combined with Duramed's statements of cash flows for the calendar years ended December 31, 2000 and December 31, 1999, respectively.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying the accounting policies most critical to our financial statements have a significant impact on the results we report in our financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments. Based on this definition, our most critical policies include: provisions for estimated sales returns and allowances; provisions for shelf-stock adjustments; accrual of inventory reserves; deferred taxes; accrual for litigation; and the assessment of recoverability of goodwill and other intangible assets. Below, we discuss these policies further. We also have other key accounting policies including policies for revenue recognition. We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 1 "Summary of Significant Accounting Policies" in Item 8 of Part II, "Financial Statements and Supplementary Data," of this Report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from our estimates and our estimates could be different using different assumptions or conditions.

Sales Returns and Allowances

When we recognize revenue from the sale of our pharmaceutical products, we simultaneously record an estimate of various costs which reduce product sales. These costs include estimates for product returns, rebates, chargebacks and other sales allowances. In addition, we may record allowances for shelf-stock adjustments when appropriate, as discussed under "Shelf-Stock Adjustments" below. We base our estimates for sales allowances such as product returns, rebates and chargebacks on a variety of factors including actual return experience of other products, rebate agreements for each product, and estimated sales by our wholesale customers to other third parties who have contracts with us, respectively. Actual experience associated with any of these items may differ materially from our estimates. We review the factors that influence our estimates and, if necessary, make adjustments when we believe that actual product returns, credits and other allowances may differ from established reserves.

Shelf-Stock Adjustments

We often issue credits to customers for inventory remaining on their shelves following a decrease in the market price of a generic pharmaceutical product. These credits, commonly referred to in the pharmaceutical industry as "shelf-stock adjustments," can then be used by customers to offset future amounts owing to us under invoices for future product deliveries. The shelf-stock adjustment is intended to reduce a customer's inventory cost to better reflect current market prices and is often used by us to maintain market share. The determination to grant a shelf-stock credit to a customer following a price decrease is at our discretion rather than contractually required. We record allowances for shelf-stock adjustments at the time we sell products that we believe will be subject to a price decrease. When determining whether to record a shelf-stock adjustment and the amount of any such adjustment, we analyze several variables including the estimated launch date of a competing product, the estimated decline in market price and estimated levels of inventory held by the customer at the time of the decrease in market price. As a result, a shelf-stock reserve depends on a product's unique facts and circumstances. We regularly monitor these and other factors for our significant products and evaluate our reserves and estimates as additional information becomes available.

Inventory Reserves

We establish reserves for our inventory to reflect those conditions when the cost of the inventory is not expected to be recovered. We review such circumstances including when product is close to expiration and is not expected to be sold, when product has reached its expiration date, or when a batch of product is not expected to be saleable based on standards established by our quality assurance standards. The reserve for these products is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. We monitor inventory levels and expiry dates on a regular basis and record changes in inventory reserves as part of cost of goods sold.

Deferred Taxes

We apply an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. We review our internal forecasted sales and pre-tax earnings estimates to make our assessment about the utilization of deferred tax assets. In the event we determine that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded on the statement of operations.

The Duramed balance sheets just prior to the merger had approximately $50 million in deferred tax assets which had been fully offset by a valuation allowance. On a combined basis, we expect to utilize a majority of these deferred tax assets. However, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," we have not reflected the benefit associated with utilizing this asset in our statement of operations. Rather we have restated Duramed's historical balance sheets and adjusted retained earnings to recognize the portion of the deferred tax assets that are more-likely-than-not to be utilized.

Litigation

We are subject to litigation in the ordinary course of business and also to certain other contingencies (see Item 3 this Form 10-K and Note 19 to the Consolidated Financial Statements). We record legal fees and other expenses related to litigation and contingencies as incurred. Additionally, we assess, in consultation with our counsel, the need to record a liability for litigation and contingencies on a case-by-case basis. Reserves are recorded when we, in consultation with counsel, determine that a loss related to a matter is both probable and reasonably estimable.

Goodwill and Intangible Assets

In connection with acquisitions, we determine the amounts and related useful lives assigned to goodwill and intangibles based on purchase price allocations. These allocations, including an assessment of estimated useful lives, have been performed by qualified independent appraisers using generally accepted valuation methodologies. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Useful lives are determined based on the expected future period of benefit of the asset, which considers various characteristics of the asset, including historical cash flows. As required by SFAS 142 "Goodwill and Other Intangible Assets", we will review goodwill annually or more frequently if impairment indicators arise for impairment.

As the result of the purchase of certain assets and assumption of certain liabilities of Enhance Pharmaceuticals in June 2002, we recorded approximately $13,900 of goodwill and $28,200 of intangible assets on our balance sheet as of June 30, 2002.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2002 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001

Total revenues increased 100% from $593,151 in fiscal 2001 to $1,188,984 in fiscal 2002 driven by increased product sales. Increased product sales were due mainly to new product launches in fiscal 2002, including Fluoxetine, generic Adderall, new oral contraceptive products and increased sales of our Tamoxifen product.

Revenues-Product Sales

In August 2001, we launched our Fluoxetine 20 mg capsule, the generic equivalent of Eli Lilly's Prozac(R). Sales of Fluoxetine were $367,539, or 31% of product sales in fiscal 2002. On January 29, 2002, our 180-day generic exclusivity period on the Fluoxetine 20 mg capsules ended and, as expected, the FDA approved several other generic versions. As a result, the selling price declined dramatically and we lost market share to competing products causing our sales and profits from Fluoxetine to be substantially lower than those earned during the exclusivity period. As a result of these declines, sales of Fluoxetine are expected to be $5,000 to $10,000 in fiscal 2003.

Sales of other products increased 72% from $254,338 in fiscal 2001 to $437,505 in fiscal 2002. The increase was primarily attributable to new product launches including our generic Adderall(R), and increased sales of our oral contraceptive products. The year-over-year increase in the oral contraceptive franchise reflects higher sales of existing oral contraceptives, including our Apri and Aviane products, combined with sales of our new oral contraceptive products, primarily Kariva, our generic equivalent to Organon, Inc.'s Mircette. Also contributing to the increase was a 178% or $26,570 year-over-year increase in sales of Cenestin. The increases described above were driven primarily by higher volumes due to increasing market shares.

Tamoxifen sales increased 14% from $322,318 in fiscal 2001 to $366,314 in fiscal 2002. The increase reflected an approximately 4.5% price increase combined with higher volumes resulting, we believe, from the timing of purchases by our customers. Our Tamoxifen sales are impacted not only by changes in the size of the Tamoxifen market and changes in our market share but are also influenced by customer buying patterns. During fiscal 2002, the increase in Tamoxifen volume appears to reflect the timing of customer purchases rather than being driven primarily by increases in market size or market share. In fiscal 2002, Tamoxifen accounted for 31% of product sales versus 56% in fiscal 2001.

Revenues-Development and Other Revenue

Development and other revenue consist primarily of amounts received from DuPont Pharmaceuticals Company for various development and co-marketing agreements entered into in March 2000. DuPont has since been acquired by Bristol-Myers Squibb ("BMS") and the March 2000 agreements that generated these revenues were either modified or terminated in April 2002 (See Note 3 to the Consolidated Financial Statements). As we incurred research and other development activity costs, we recorded such expenses as research and development and invoiced and recorded the related revenue from BMS as development and other revenue. We recorded revenue from these agreements of $15,584 in fiscal 2002 compared to $17,570 in fiscal 2001. The revenues ended in fiscal 2002. For fiscal 2002, development and other revenue also includes royalty income earned under licensing agreements with other third parties and our development agreement with the U.S. Department of Defense, and our development agreement related to one of our vaginal ring products.

Cost of Sales

Cost of sales increased 73% from $391,109 in fiscal 2001 to $676,323 in fiscal 2002 due mainly to an increase in product sales. Cost of sales includes the profit split paid to Apotex, Inc., our partner in the Fluoxetine patent challenge. As a percentage of product sales, cost of sales decreased from 68% in fiscal 2001 to 58% in fiscal 2002. The decrease in cost of sales as a percentage of product sales was due to an improved mix in product sales, as higher margin products such as Fluoxetine, our generic equivalent of Adderall, oral contraceptive products and Cenestin, made up a larger percentage of sales. Lower margin products such as Tamoxifen made up a smaller percentage of sales. Tamoxifen's margin has been substantially below the margin we generally earn on products we manufacture because we only have distributed the product as described above.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased 45% from $76,821 in fiscal 2001 to $111,639 in fiscal 2002. The increase was primarily due to higher marketing and selling expenses for Cenestin under our sales and marketing agreement with Solvay Pharmaceuticals, Inc., which we terminated as of June 30, 2002; increased legal costs, which include costs associated with patent challenge activity, class action lawsuits and other matters; and increased headcount costs and higher advertising and promotion costs associated with our expanding product line.

Research and Development

Research and development expenses increased 31% from $57,617 in fiscal 2001 to $75,697 in fiscal 2002. The increase reflected higher costs associated with our proprietary development program, and higher biostudy and headcount costs related to our expanded generic activities. The fiscal 2002 amount also includes a $1,000 charge for the write-off of acquired in-process research and development resulting from our June 2002 acquisition of certain assets and liabilities of Enhance Pharmaceuticals, Inc.

Proceeds from Patent Challenge Settlement

Proceeds from patent challenge settlements represent amounts earned under the terms of the supply agreement entered into with Bayer to settle our patent challenge litigation regarding Bayer's Cipro antibiotic. Under the terms of the supply agreement, Bayer, at its option, must either allow us to purchase Cipro from them at a predetermined discount or make quarterly cash payments to us. To date, Bayer has elected to make payments to us rather than supply us with Cipro. Accordingly, we have recognized proceeds from patent challenge settlements of $28,313 and $31,958 in fiscal 2001 and fiscal 2002, respectively.

Merger-Related Costs

Merger-related costs were $31,449 in fiscal 2002. These costs relate to our merger with Duramed in October 2001 and include direct transaction costs such as legal, accounting and other costs; costs associated with facility and product rationalization; and severance costs. (See Notes 2 and 17 to the Consolidated Financial Statements).

Interest Income

Interest income decreased 17% from $9,423 in fiscal 2001 to $7,824 in fiscal 2002, primarily due to a decrease in market rates on our short-term investments, which was partially offset by an increase in the average cash and cash equivalents balance and marketable securities balance.

Interest Expense

Interest expense decreased 51% from $7,195 in fiscal 2001 to $3,530 in fiscal 2002, primarily due to a decrease in our debt balances, and a decrease in the rates we pay on our debt balances.

Other Income

Other income increased by 110% from $3,648 in fiscal 2001 to $7,656 in fiscal 2002. Other income in fiscal 2002 included $5,600 received as part of the restructuring of the agreements with BMS and the receipt of $2,000 in settlement of litigation. Fiscal 2001 included a $6,659 gain realized on the sale of our investment in Galen Holdings plc, partially offset by a $2,450 charge related to the write-off of our investment in Gynetics, Inc.

Income Taxes

Our income tax provision for the year ended June 30, 2002 reflected a 37% effective tax rate on pre-tax income, compared to 38% for the year ended June 30, 2001. The decrease in the effective tax rate is primarily due to a favorable mix in income among tax jurisdictions in the current fiscal year.

FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

Total revenues increased approximately 21% from $490,972 in fiscal 2000 to $593,151 in fiscal 2001 driven by increased product sales and increased development and other revenue.

Revenues-Product Sales

Product sales increased approximately 18% from $490,330 in fiscal 2000 to $576,656 in fiscal 2001 due to increased sales of Tamoxifen, Warfarin Sodium, Cenestin, Apri and the launch of new products such as ViaSpan, which more than offset declines in sales of other products due to pricing declines and/or lower volumes.

Tamoxifen sales increased 8% from $297,395 in fiscal 2000 to $322,318 in fiscal 2001. The increase was attributable to higher prices and an expansion in the use of Tamoxifen as measured by an increase in total prescriptions written for the product. In October 1998, Tamoxifen was approved to reduce the incidence of breast cancer in women at high risk of developing the disease. In fiscal 2001, Tamoxifen accounted for 56% of product sales versus 61% in fiscal 2000.

Sales of other products increased 32% from $192,935 in fiscal 2000 to $254,338 in fiscal 2001. The increase was attributable to increased sales of Warfarin Sodium, Cenestin, Apri and Trazodone and products introduced in fiscal 2001 including ViaSpan, which we began distributing on August 1, 2000 and Fluvoxamine, which we launched in January 2001. Warfarin Sodium sales accounted for approximately 12% of total product sales in both fiscal 2001 and 2000.

Revenues-Development and Other Revenue

Development and other revenue consists primarily of amounts received from DuPont Pharmaceuticals Company for various development and co-marketing agreements entered into in March 2000 (See Note 3 to the Consolidated Financial Statements). We recorded revenue of $17,570 in fiscal 2001 and $14,584 in fiscal 2000 under these agreements. Development and other revenue also includes royalty income earned under various licensing agreements with other third parties.

Cost of Sales

Cost of sales increased 10% from $355,612 in fiscal 2000 to $391,109 in fiscal 2001 primarily due to an increase in product sales. As a percentage of product sales, cost of sales declined from 73% to 68%. The decrease in cost of sales as a percentage of product sales was due mainly to a lower percentage of Tamoxifen sales to total product sales, higher margins earned on Tamoxifen due to a price increase which occurred earlier in 2001 than in 2000 and a more favorable mix of other higher margin products including Apri, Cenestin, Fluvoxamine, ViaSpan and Warfarin Sodium.

Selling, General and Administrative

Selling, general and administrative expenses decreased 20% from $95,653 in fiscal 2000 to $76,821 in fiscal 2001. The decrease was primarily due to fiscal 2000 including a $15,000 payment to Schein Pharmaceutical, Inc. as part of the settlement of Cenestin litigation. In addition, Solvay Pharmaceuticals assumed responsibility for the marketing and promotion of Cenestin in exchange for a share of the Cenestin profits. As a result, in fiscal 2001, our selling and marketing expenses related to Cenestin decreased by approximately $9,400. Offsetting these decreases were higher legal costs related to on-going patent challenges, legal research and preparation related to several potential patent challenges, and costs associated with anti-trust litigation brought against us in fiscal 2001.

Research and Development

Research and development expenses increased 20% from $48,171 in fiscal 2000 to $57,617 in fiscal 2001. Approximately 61% of the increase in research and development spending was attributable to increased raw material purchases and internal development costs associated with maintaining a higher number of products in development. The balance of the increase is mainly related to increased payments to clinical research organizations for clinical and bio-study services associated with our expanded development activities, as well as increased payments for strategic collaborations.

Proceeds from Patent Challenge Settlement

As discussed above, the sole source of this item is amounts recognized under our Supply and Distribution Agreement with Bayer in connection with the 1997 settlement of our patent challenge claim relating to Cipro. We recognized Proceeds from patent challenge settlements in the amounts of $27,584 and $28,313 in fiscal 2000 and fiscal 2001, respectively.

Interest Income

Interest income increased 85% from $5,092 in fiscal 2000 to $9,423 in fiscal 2001 primarily due to an increase in the average cash and cash equivalents balance, partially offset by a decrease in the market rates on our short-term investments.

Interest Expense

Interest expense increased 21% from $5,957 in fiscal 2000 to $7,195 in fiscal 2001 primarily due to increases in the outstanding balances of our borrowings, principally the expanded mortgage facility with Provident Bank, as well as the amortization of financing costs and the effect of increases in the prime rate on the interest expense associated with our variable rate debt.

Other Income

Other income increased by 951% from $347 in fiscal 2000 to $3,648 in fiscal 2001 primarily due to the $6,659 gain realized on the sale of our investment in Galen Holdings plc, which was partially offset by the $2,450 charge related to the write-off of our investment in Gynetics, Inc. in fiscal 2001. The fiscal 2000 total reflects the $343 gain recognized on the warrants received from Halsey Drug Company, Inc. (See Note 8 to the Consolidated Financial Statements).

Income Taxes

Our income tax provision for the year ended June 30, 2001 reflected a 38% effective tax rate on pre-tax income, compared to 43% for the year ended June 30, 2000. The effective tax rate for fiscal year 2000 was negatively impacted by providing a full valuation allowance for the state tax benefit resulting from the loss that Duramed incurred in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance increased $108,914 or 49% to $331,257 at June 30, 2002 from $222,343 at June 30, 2001. In connection with an alternative collateral agreement between us and AstraZeneca, the innovator of Tamoxifen (See
Note 1 to the Consolidated Financial Statements), we have reduced the cash held in our interest-bearing escrow account from $96,820 at June 30, 2001 to $84,834 at June 30, 2002.

The increase in cash from June 30, 2001 to June 30, 2002 was driven by $230,095 in cash provided by operations in fiscal 2002 which more than offset significant fiscal 2002 cash outlays to expand plant and equipment (approximately $47,000), acquire certain assets and liabilities of Enhance Pharmaceuticals, Inc. (approximately $46,000) and repay debt (approximately $32,000).

Operating Activities

Cash provided by operating activities was $230,095 for the year ended June 30, 2002, driven by net earnings of $212,219, which more than offset an increase in working capital. Working capital increased due to increases in accounts receivable, increases in inventory, and decreases in accounts payable, partially offset by increases in accrued liabilities. Accounts and other receivables at June 30, 2002 were $126,398 or $5,155 higher than those at June 30, 2001, with the increase primarily attributable to increased product sales. The $8,304 increase in inventory is due to an increase in Tamoxifen inventory as a result of the timing of Tamoxifen sales and increased Tamoxifen purchases, and an increase in other inventory primarily reflecting increased inventory associated with products we intend to launch in fiscal 2003. The decrease in accounts payable is primarily attributable to lower amounts owed for Tamoxifen purchases. The increase in accrued liabilities is primarily due to increased amounts owed on profit sharing agreements.

Approximately $32,000 of our fiscal 2002 cash flows from operations relates to payments from our contingent non-exclusive supply agreement with Bayer Corporation ("Bayer") related to our 1997 Cipro(R) patent challenge. Under that agreement, Bayer, at its option, must either allow us and our partner to purchase Cipro at a predetermined discount or provide us with quarterly cash payments. This contingent supply agreement expires in December 2003. If Bayer does not elect to supply us with product, we would receive payments of approximately $32,000 to $34,000 per calendar year for the remainder of the agreement. However, there is no guarantee that Bayer will continue to make such payments. If Bayer elected to supply product to us for resale, the earnings and related cash flows, if any, we could earn from the sale of Cipro would be entirely dependent upon market conditions. The supply agreement also provides that, six months prior to patent expiry, if we are not already distributing the product, we will have the right to begin distributing ciprofloxacin product manufactured by Bayer.

In fiscal 2002, we recorded approximately $21,184 related to the BMS agreements, including approximately $15,584 recognized as development revenue and $5,600 recognized as Other income. In April 2002 we received our final payment from BMS.

Cash flow increased by approximately $12,300 due to the reduction in federal income taxes payable resulting from the utilization of a portion of Duramed's federal net operating loss incurred before the merger. We expect cash flows in fiscal 2003 to be favorably impacted by approximately $9,800 as a result of the continued utilization of Duramed's federal net operating loss. The annual limitation on the amount of the pre-merger net operating loss that may be deducted is governed by Section 382 of the Internal Revenue Code.

Cash flows from operations are expected to decline in fiscal 2003 compared to fiscal 2002. We expect this decline will be primarily attributable to a decline in net income and higher expected working capital. Net income is expected to decline primarily due to lower sales and profits from Fluoxetine, which will be partially offset by sales from new product launches. Increased research and development costs and higher selling, general and administrative expenses are also expected to contribute to lower earnings in fiscal 2003. Working capital is expected to increase to support new product launches and to reflect changes in the working capital components of Tamoxifen described below.

Once we begin manufacturing and selling our own Tamoxifen product in fiscal 2003, the working capital costs associated with selling Tamoxifen are expected to increase. For example, our accounts payable would be expected to decline significantly due to lower costs to manufacture and shorter payment terms to the Company's suppliers compared to those contained in Barr's distribution agreement with AstraZeneca. In addition, inventory costs for Tamoxifen are expected to decline significantly, as the cost to manufacture would be well below Barr's current purchase price. Accounts receivable balances will be affected by lower sales due to the launch of other generic versions of Tamoxifen and by longer payment terms offered to customers. This increase in working capital could lower Barr's cash balances. The extent of such decline is dependent upon several factors, some of which are outside Barr's control and is therefore difficult to predict.

Investing Activities

During fiscal 2002, we initiated a multi-year capital expansion program to expand our production capacity in Virginia and Cincinnati, and our distribution and laboratory capacity in Virginia. In addition to starting these programs in fiscal 2002, we also continued to upgrade equipment in all of our locations. These capital programs are designed to ensure that we have the manufacturing, distribution and laboratory facilities to meet the expected demand of our pipeline products and handle the increases in current product sales, including our line of oral contraceptives.

During fiscal 2002, we incurred $47,205 of capital expenditures and expect our capital expansion program will continue at a level of between $40 to $50 million per year over the next few years. During that time, we will be constructing, on our Virginia campus, a dedicated facility for the manufacture of the Adenovirus vaccine. The cost of this facility, expected to be $6 to $8 million over the next two years, is being reimbursed by the Federal government in accordance with our contract with the U.S. Department of Defense.

While we believe we have the cash resources to fund our capital expansion from cash derived from operations, given the large scale and extended nature of some of the planned expenditures, we may consider financing a portion of our projects and believe we have the capital structure and cash flow to complete such financing.

In fiscal 2002, we invested $15,000 in market auction debt securities that are readily convertible into cash at par value. The par value of each of the three securities held is $5,000 and the maturity dates are July 21, 2003, January 6, 2004 and April 26, 2004, respectively. We may continue to invest in longer term securities based on operating needs and strategic opportunities.

Financing Activities

We have not engaged in any off-balance sheet financing involving unconsolidated subsidiaries.

Debt balances decreased by approximately $32,482 during fiscal 2002 due to debt repayments, including debt assumed in the Duramed merger. Scheduled principal repayments on our existing debt will be approximately $3,600 in fiscal 2003. On February 27, 2002, we replaced our previous $20,000 revolving credit facility with a new $40,000 revolving credit facility that expires on February 27, 2005. We did not borrow any funds under either of these facilities during fiscal 2002.

Other

On October 24, 2001 we completed our merger with Duramed. In connection with the transaction, we incurred approximately $31,449 in direct transaction costs. These costs include direct transaction costs such as legal, accounting and other costs; costs associated with facility and product rationalization; and severance costs. Amounts which remain to be paid during fiscal 2003 in connection with these costs will not be material.

In fiscal 2002 we entered into a Loan and Security agreement with Natural Biologics, the raw material supplier for our generic conjugated estrogens product. We believe that the raw material is pharmaceutically equivalent to raw material used to produce Wyeth's Premarin(R). Under the terms of the Loan and Security agreement, absent the occurrence of a material adverse event as defined, we could loan Natural Biologics up to $35,000 over a three-year period and make payments totaling $35,000 based on achieving certain legal and product approval milestones, including approval of a generic product. As of June 30, 2002, we had loaned approximately $4,700 under this agreement. We expect to loan Natural Biologics approximately $9,200, $8,300 and $2,800 during fiscal 2003, 2004 and 2005, respectively. The Loan agreement also provides for a loan of $10,000 based upon the successful outcome of pending legal proceedings, which could occur in fiscal 2003. The loans mature on June 3, 2007.

To expand our business opportunities, we have and will continue to evaluate and enter into various strategic collaborations or acquisitions. The timing and amount of cash required to enter into these collaborations may be significant.

We believe that our current cash balances, cash flows from operations and borrowing capacity, including unused amounts under our $40,000 revolving credit facility, will be adequate to meet the operations described above and to take advantage of strategic opportunities as they occur. To the extent that additional capital resources are required, we believe that such capital may be raised by additional bank borrowings, equity offerings or other means.

RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations/Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supercedes APB Opinion No. 16, "Business Combinations" ("APB 16") and amends or supercedes a number of related interpretations of APB 16. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, and changes the criteria to recognize intangible assets apart from goodwill. SFAS 142 supercedes APB opinion No. 17, "Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. We adopted SFAS 141 on July 1, 2001 and, as discussed in Note 2 to the Consolidated Financial Statements, applied it to the June 2002 acquisition of Enhance Pharmaceuticals, Inc. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. We will adopt SFAS 142 beginning in the first fiscal quarter of fiscal 2003. We believe that the adoption of SFAS 142 will not have a material impact on our results of operations or financial position.

Accounting for Asset Retirement Obligations

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred with a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe that the adoption of SFAS 143 will not have a material impact on our results of operations or financial position.

Accounting for Impairment or Disposal of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe that the adoption of SFAS 144 will not have a material impact on our results of operations or financial position.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds SFAS 44, "Accounting for Intangible Assets of Motor Carriers." SFAS 145 amends SFAS 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. We believe that the adoption of SFAS 145 will not have a material impact on our results of operations or financial condition.

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. This statement is effective for exit or disposal activities initiated after December 31, 2002. We believe that the adoption of SFAS 146 will not have a material impact on our results of operations or financial position.

OUTLOOK

Revenues

We expect product sales to decline in fiscal 2003 as sales from new products, and increasing sales of certain existing products, are only expected to partially offset lower sales of Fluoxetine and lower sales of Tamoxifen. Sales of Fluoxetine 20 mg tablets, which totaled approximately $367,000 in fiscal 2002, are expected to be less than $10,000 in fiscal 2003 reflecting both a drop in our market share and a significant reduction in price. Sales of Tamoxifen, which totaled approximately $366,000 in fiscal 2002, are expected to decline in fiscal 2003 as additional competitors enter the market following the expiration of AstraZeneca's pediatric exclusivity in February 2003.

The patent covering Tamoxifen expired on August 20, 2002. AstraZeneca has received FDA approval for a six-month period of pediatric exclusivity, which will expire on February 20, 2003. We believe that AstraZeneca's pediatric exclusivity will prevent other generics from launching Tamoxifen products prior to that date. Because of the unique regulatory history of our Tamoxifen ANDA, however, we believe that we are entitled to launch our own manufactured version of the 10 mg Tamoxifen product during AstraZeneca's pediatric exclusivity period. Our regulatory authorization to launch Tamoxifen 10 mg was issued prior to the enactment of the legislation authorizing FDA to grant pediatric exclusivity. We believe that Congress did not intend to have pediatric exclusivity apply to products that had received regulatory authorization prior to the date of enactment. AstraZeneca disagrees with our views and has informally asked FDA to block us from launching the 10 mg product prior to February 20, 2002. We are currently in discussions with FDA regarding the status of our 10 mg approval and expect to receive definitive guidance from FDA by mid-September. We also believe that AstraZeneca's attempted use of pediatric exclusivity to block the launch of our Tamoxifen 10 mg product violates AstraZeneca's obligations under the distribution agreement.

We expect that our cost to manufacture Tamoxifen will be lower than our cost to purchase Tamoxifen from AstraZeneca and, as a result, we believe our profit margins on Tamoxifen will exceed the approximately 15% margins we earn as a distributor as soon as we begin to sell our manufactured product. Although our Tamoxifen profit margins should improve at such time, we do expect our profits and margin on Tamoxifen to decline over time as additional generic competitors enter the market following expiration of AstraZeneca's pediatric exclusivity period in February 2003.

We expect that higher sales from other products including those we expect to launch in fiscal 2003 will partially offset the declines in Fluoxetine and Tamoxifen sales. In fiscal 2002 sales of products other than Fluoxetine and Tamoxifen totaled approximately $438,000 including approximately $90,000 from our oral contraceptive products. We expect sales from our generic oral contraceptive products to more than triple in fiscal 2003 based on expected new product launches and higher sales of currently marketed products.

In the first quarter of fiscal 2003 ending September 30, 2002, we expect product sales to decline from the September 2001 quarter as lower Fluoxetine sales more than offset higher sales of other products. Sales of Fluoxetine 20 mg capsules totaled approximately $175,000 in the prior year quarter. Sales of products other than Fluoxetine and Tamoxifen were approximately $80,000 in the prior year quarter but increased throughout fiscal 2002 to approximately $145,000 in the quarter ended June 30, 2002. In the quarter ending September 30, 2002, we expect sales of products other than Fluoxetine and Tamoxifen to increase significantly when compared to the prior year reflecting year-over-year increases in sales of existing products and contributions from expected launches including SPRINTEC, our generic equivalent to Organon's Cyclen oral contraceptive.

We expect Development and other revenue to decline in fiscal 2003 and in the quarter ending September 30, 2002 due to the termination of the BMS development agreement in April 2002. Development revenue under the BMS Development Agreement totaled approximately $15,600 in fiscal 2002. Partially offsetting this decline will be development revenue we expect to earn under our development agreement with Schering, AG and from reimbursements we expect to receive under the Adenovirus contract with the U.S. Department of Defense.

Proceeds from patent challenge settlement represents amounts earned under the terms of the supply agreement entered into as part of the 1997 settlement of our patent challenge on Bayer's Cipro antibiotic. If Bayer does not elect to provide product to us for resale, we expect to record proceeds of approximately $8,600 in the quarter ending September 30, 2002, up approximately 8% from the prior year amount, and approximately $31,000 for fiscal 2003.

Margins

Our product margins represent the amount of gross profit we expect to earn on product sales expressed as a percentage of product sales. Margins totaled 42% in fiscal 2002 and are expected to increase in fiscal 2003 due to several factors. First, a declining percentage of sales from Tamoxifen, as well as higher margins expected to be earned on Tamoxifen while we market our own manufactured version of the product are expected to increase overall margins. In addition, the decline in Fluoxetine sales is also expected to favorably impact margins since the margin earned on Fluoxetine after accounting for our profit split was lower than that earned on the average of our other products. Finally, a continuing shift in other product sales toward products with higher margins including new products expected to be launched in fiscal 2003 and increased sales of products launched in fiscal 2002 should help improve overall margins.

We expect overall product margins in the first quarter of fiscal 2003 to be up slightly from the prior year quarter due to the expected improvement in product sales mix discussed above.

Operating Expenses

We expect Selling, general and administrative expenses to increase in fiscal 2003 over fiscal 2002 levels due to higher sales and marketing, distribution and administrative costs. We expect to incur higher sales and marketing costs primarily due to higher anticipated promotion and marketing costs associated with the launch of Seasonale. Offsetting these increases is expected lower sales and marketing costs associated with Cenestin. Through fiscal 2002, our marketing expenses included costs paid to Solvay, under a Cenestin co-promotional agreement. On June 30, 2002, we terminated the Solvay co-promotion agreement. As a result, in fiscal 2003, we will fund the entire amount of Cenestin sales and marketing costs which are expected to be lower than the fee we previously paid to Solvay. Solvay has disputed our right to terminate the co-promotion agreement and has demanded arbitration seeking damages. We have not provided for any potential payment to Solvay as we believe Solvay's claim is without merit. During fiscal 2003 we expect to continue selling Cenestin through a sales force provided by Cardinal Health ("Cardinal"). Our contract with Cardinal provides for a fixed monthly payment based on the number of sales representatives dedicated to the Cenestin product. The term of our current agreement with Cardinal expires in October 2002, but we expect to negotiate an extension of the contract and that it will remain in effect throughout the fiscal year. In addition, we expect to increase the size of the sales force, beginning in the second half of fiscal 2003, to prepare for the launch of Seasonale in fiscal 2004. Other selling, general and administrative expense increases include higher distribution costs and higher expected legal costs due to an increase in patent challenge activities and higher costs associated with defending against class action suits relating to our patent challenge settlements.

Selling, general and administrative expenses in the September quarter of fiscal 2003 are expected to be slightly higher than those incurred in the prior year quarter due mainly to increased sales and marketing costs.

We expect research and development costs to increase in fiscal 2003 compared to fiscal 2002 as we increase our investment in proprietary products, pursue the development of some unusually expensive generic products, including conjugated estrogens, and invest in products using the proprietary vaginal ring drug delivery platform acquired with Enhance.

In the September quarter of fiscal 2003, research and development spending is expected to be higher than the prior year for the reasons noted above.

Interest Income / Expense

Interest income for fiscal 2003 and for the first quarter thereof is expected to remain flat with the prior year amounts as lower market interest rates should be somewhat offset by higher expected cash balances.

Interest expense for fiscal 2003 and for the first quarter thereof is expected to be less than the prior year periods due to somewhat lower debt balances.

Income Taxes

Our effective tax rate is impacted by several factors, including federal and state tax law, the level of income earned in the taxing jurisdictions where we operate and the differences in the accounting methods and treatment of certain items for tax and financial reporting purposes. Tax legislation recently has been enacted in several of the jurisdictions where we operate. We are currently evaluating the impact of the new legislation but, at this time, do not expect it to substantially change our overall effective tax rate. We expect our effective tax rate for fiscal year 2003 and the first quarter thereof will be similar to the tax rate incurred in the prior year.

Earnings Per Share

For the year ending June 30, 2003 we expect our earnings to be approximately $3.85 - 3.90 per share. Our earnings guidance of $3.85 - $3.90 per share for fiscal 2003 assumes that we will either launch our 10 mg Tamoxifen product in the second quarter, once our existing inventories of product supplied by AstraZeneca run out, or negotiate an extension of our distribution agreement with AstraZeneca on both the 10 mg and 20 mg products. If we are unable to supply Tamoxifen during some portion of AstraZeneca's pediatric exclusivity period, we will lose projected revenues and profits during that interruption. Depending on the duration of the supply interruption, our projected earnings for fiscal 2003 could be adversely affected by as much as 5% to 8%, assuming that all other factors are unchanged. Because future performance is impacted by many variables, and the ability to supply Tamoxifen is just one of them and because we believe we currently have the legal right to launch our own generic version of the 10 mg Tamoxifen tablet during AstraZeneca's pediatric exclusivity, we are not changing our guidance for fiscal 2003 at this time.

Our earnings per share for the quarter ending September 30, 2002 is expected to decline compared to the $1.56 reported in the prior year's quarter. The contribution of Fluoxetine 20 mg capsules to the prior year's total is not separately and definitively determinable because we do not prepare individual income statements for each product. However, Fluoxetine's contribution was significant to our first quarter fiscal 2002 results based on sales of approximately $175,000 in that quarter and a margin of approximately 48%. In addition, we believe the ultimate resolution of the Tamoxifen matter described above will not materially affect our earnings guidance for the quarter ending September 30, 2002 assuming that all other factors are unchanged. Based on this, we are not changing our earnings guidance of $.80 - $.85 per share for the quarter at this time.

ENVIRONMENTAL MATTERS

We may have obligations for environmental safety and clean-up under various state, local and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. Based on information currently available, environmental expenditures have not had, and are not anticipated to have, any material effect on our consolidated financial statements.

EFFECTS OF INFLATION

Inflation has had only a minimal impact on our operations in recent years.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio of approximately $346 million and debt instruments of approximately $48 million. We do not use derivative financial instruments.

Our investment portfolio consists of cash and cash equivalents and marketable securities classified as "available for sale." The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in a variety of high credit quality securities, including U.S.

government and corporate obligations, certificates of deposit and money market funds. Ninety-six percent of our portfolio matures in less than three months. The carrying value of the investment portfolio approximates the market value at June 30, 2002. Because our investments are diversified and are of relatively short maturity, a hypothetical 1 or 2 percentage point change in interest rates would not have a material effect on our consolidated financial statements.

Approximately 59% of our debt instruments at June 30, 2002, are subject to fixed interest rates and principal payments. The related note purchase agreements permit us to prepay these notes prior to their scheduled maturity, but may require us to pay a prepayment fee based on market rates at the time of prepayment and the note rates. The remaining 41% of debt instruments are primarily subject to variable interest rates based on the prime rate or LIBOR and have fixed principal payments. The fair value of all debt instruments is approximately $43 million at June 30, 2002. In addition, borrowing under our $40 million unsecured revolving credit facility (the "Revolver") with Bank of America, N.A., bear interest at a variable rate based on the prime rate, the Federal Funds rate or LIBOR. At June 30, 2002 there were no amounts outstanding under the Revolver. We do not believe that any risk inherent in these instruments is likely to have a material effect on our consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are filed together with this Form 10-K. See the Index to Fiancial Statements and Financial Statements Schedules on Page [F-1] for a list of the financial statements filed together with this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers are as follows:

     NAME                      AGE             POSITION
     ----                      ---             --------
Bruce L. Downey                 54             Chairman of the Board and Chief Executive Officer

Paul M. Bisaro                  41             Director, President and Chief Operating Officer, Barr
                                               Laboratories

Carole S. Ben-Maimon            43             Director, President and Chief Operating Officer, Barr
                                               Research

Salah U. Ahmed                  48             Senior Vice President, Product Development

Michael J. Bogda                40             Senior Vice President, Manufacturing and Engineering

Timothy P. Catlett              47             Senior Vice President, Sales and Marketing

Catherine F. Higgins            45             Senior Vice President, Human Resources

Fredrick J. Killion             48             Senior Vice President and General Counsel

William T. McKee                40             Senior Vice President, Chief Financial Officer, Treasurer
                                               and Secretary

Christine Mundkur               33             Senior Vice President, Quality and Regulatory Counsel

Martin Zeiger                   65             Senior Vice President, Strategic Business Development

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

         CAROLE S. BEN-MAIMON was elected a Director in February 2001. Prior to joining the Company in January 2001, Dr. Ben-Maimon was with Teva Pharmaceuticals USA, where she served as Senior Vice President Science and Public Policy, North America. From 1996 until 2000, Dr. Ben-Maimon was Senior Vice President, Research and Development. She is Medical Doctor and is Board Certified in Internal Medicine.

         SALAH U. AHMED was employed by the Company as Director of Research and Development in 1993. Dr. Ahmed was named Vice President, Product Development in September 1996 and Senior Vice President, Product Development in October 2000. Before joining Barr, Dr. Ahmed was a Senior Scientist with Forest Laboratories from 1989 to 1993.

         MICHAEL J. BOGDA was employed by the Company in October, 2000 as Vice President of Validation and Technical Services and was promoted to Senior Vice President-Manufacturing and Engineering in September, 2001. Mr. Bogda joined Barr from Copley Pharmaceuticals where he was Vice President Operations / Facility General Manager from 1995-2000.

         TIMOTHY P. CATLETT was employed by the Company in February 1995 as Vice President, Sales and Marketing. In September 1997, Mr. Catlett was elected to Senior Vice President, Sales and Marketing. From 1978 through 1993, Mr. Catlett held a number of positions with the Lederle Laboratories division of American Cyanamid including Vice President, Cardiovascular Marketing.

         CATHERINE F. HIGGINS was employed by the Company as Vice President, Human Resources in 1991 and became Senior Vice President, Human Resources in September, 2001. Prior to joining Barr, Ms. Higgins was employed by Continental Grain Company as Director, Human Resources.

         FREDERICK J. KILLION was employed by the Company in March 2002 as Senior Vice President and General Counsel. Mr. Killion joined Barr from the law firm of Winston & Strawn, where he had served as a capital partner since 1999. Prior to joining Winston & Strawn in 1990, Mr. Killion was a partner in the law firm of Bishop, Cook, Purcell and Reynolds where he began as an associate in 1982. Bishop, Cook, Purcell and Reynolds merged with Winston & Strawn in 1990.

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

         CHRISTINE MUNDKUR was employed by the Company in 1993 as Associate Counsel. In September, 1997 Ms. Mundkur became Director of Regulatory and Regulatory Counsel. In September 1998 she became Vice President, Quality and Regulatory Counsel and in August, 2001 was promoted to Senior Vice President Quality and Regulatory Counsel.

         MARTIN ZEIGER was employed by the Company in December 1999 as Senior Vice President, Strategic Business Development and General Counsel. Mr. Zeiger joined Barr from Hoechst Marion Roussel, where he served as a Vice President since the 1995 acquisition by Hoechst of Marion Merrill Dow.

         Our directors and executive officers are elected annually to serve until the next annual meeting or until their successors have been elected and qualified. Our director's business experience is set forth in the section headed "Information on Nominees" of the Company's Notice of Annual Meeting of Shareholders, dated September 24, 2002 (the "Proxy Statement") which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

A description of our executive officers compensation is set forth in the sections titled "Executive Compensation", "Option Grants", "Option Exercises and Option Values" and "Executive Agreements" of the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A description of the security ownership of certain beneficial owners and management, as well as equity compensation plan information, is set forth in the sections titled "Ownership of Securities" of the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A description of certain relationships and related transactions is set forth in the section titled "Certain Relationships and Related Transactions" of the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statement Schedules:

         See the Index on Page [F-1] below.

(b)      Reports on Form 8-K:

         The Company did not file any Current Reports on Form 8-K in the quarter ended June 30, 2002.

(c)      Exhibits

2.1 Agreement and Plan of Merger, dated as of June 29, 2001, by and among the Registrant, Beta Merger Sub I, Inc. and Duramed Pharmaceuticals, Inc. (14)

2.2 Asset Purchase Agreement dated March 16, 2002 between Enhance Pharmaceuticals, Inc. and the Company

3.1      Composite Restated Certificate of Incorporation of the Registrant(2)

3.2      Amended and Restated By-Laws of the Registrant(2)

4.1 The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of the holders of its long-term debt wherein the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.


4.3      Note Purchase Agreements dated November 18, 1997 (1)

10.1     Stock Option Plan (3)

10.2     Savings and Retirement Plan (8)

10.6     Collective Bargaining Agreement, effective April 1, 1996 (10)

10.7     Agreement with Bruce L. Downey

10.8     Agreement with Ezzeldin A. Hamza (4)

10.9 Distribution and Supply Agreement for Tamoxifen Citrate dated March 8, 1993 (4)

10.10    1993 Stock Incentive Plan (5)

10.11    1993 Employee Stock Purchase Plan (6)

10.12    1993 Stock Option Plan for Non-Employee Directors (7)

10.13    Agreement with Edwin A. Cohen and Amendment thereto (8)

10.14 Distribution and Supply Agreement for Ciprofloxacin Hydrochloride dated January 1997 (9)

10.15 Proprietary Drug Development and Marketing Agreement dated March 20, 2000 (11)

10.17    Description of Excess Savings and Retirement Plan(12)

10.18    Agreement with Paul M. Bisaro

10.19    Agreement with Carole S. Ben-Maimon

10.20    Agreement with Timothy P. Catlett(14)

10.21    Agreement with William T. McKee(14)

10.22    Agreement with Martin Zeiger(14)

10.23    Agreement with Fredrick J. Killion

10.24    Agreement with E. Thomas Arington

10.25    Agreement with Salah U. Ahmed

10.26    Agreement with Christine Mundkur

10.27    Agreement with Catherine F. Higgins

10.28    Duramed 1988 Stock Option Plan(15)

10.29    Duramed 1991 Stock Option Plan for Nonemployee Directors(16)

10.30    Duramed 1997 Stock Option Plan(17)

10.31    Duramed 2000 Stock Option Plan(18)

10.32    Duramed 1999 Nonemployee Director Stock Plan(19)

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

(9) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

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

(14) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2001.

(15) Previously filed with the Securities and Exchange Commission as an Exhibit to the Duramed Pharmaceuticals, Inc. Proxy Statement relating to the 1993 Annual Meeting of Stockholders and incorporated herein by reference.

(16) Previously filed with the Securities and Exchange Commission as an Exhibit to the Duramed Pharmaceuticals, Inc. Proxy Statement relating to the 1998 Annual Meeting of Stockholders and incorporated herein by reference.

(17) Previously filed with the Securities and Exchange Commission as an Exhibit to the Duramed Pharmaceuticals, Inc. Proxy Statement relating to the 1997 Annual Meeting of Stockholders and incorporated herein by reference.

(18) Previously filed with the Securities and Exchange Commission as an Exhibit to the Duramed Pharmaceuticals, Inc. Proxy Statement relating to the 2000 Annual Meeting of Stockholders and incorporated herein by reference.

(19) Previously filed with the Securities and Exchange Commission as an Exhibit to the Duramed Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(b)      Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K in the quarter ended June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 BARR LABORATORIES, INC.


                                                 By: /s/ Bruce L. Downey
                                                     ---------------------------
                                                     Bruce L. Downey
                                                     Chairman of the Board and
                                                     Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                  Title                                   Date
---------                                  -----                                   ----
/s/ Bruce L. Downey                        Chairman of the Board and Chief         August 26, 2002
-------------------                           Executive Officer (Principal
Bruce L. Downey                               Executive Officer)



/s/William T. McKee                        Senior Vice President, Chief            August 26, 2002
-------------------                           Financial Officer, Treasurer and
William T. McKee                              Secretary (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)

/s/Edwin A. Cohen                          Vice Chairman of the Board              August 26, 2002
-----------------
Edwin A. Cohen

/s/Carole Ben-Maimon                       Director                                August 26, 2002
--------------------
Carole Ben-Maimon

/s/Paul M. Bisaro                          Director                                August 26, 2002
-----------------
Paul M. Bisaro

/s/Robert J. Bolger                        Director                                August 26, 2002
-------------------
Robert J. Bolger

/s/Harold N. Chefitz                       Director                                August 26, 2002
--------------------
Harold N. Chefitz

/s/Richard R. Frankovic                    Director                                August 26, 2002
-----------------------
Richard R. Frankovic

/s/James S. Gilmore III                    Director                                August 26, 2002
-----------------------
James S. Gilmore III

/s/Jack M. Kay                             Director                                August 26, 2002
--------------
Jack M. Kay

/s/Bernard C. Sherman                      Director                                August 26, 2002
---------------------
Bernard C. Sherman

/s/Peter R. Seaver                         Director                                August 26, 2002
------------------
Peter R. Seaver

/s/George P. Stephan                       Director                                August 26, 2002
--------------------
George P. Stephan

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                         Page
                                                                                                         ----
Independent Auditors' Report                                                                              F-2

Report of Independent Auditors                                                                            F-3

Consolidated Balance Sheets as of June 30, 2002 and 2001                                                  F-4

Consolidated Statements of Operations for the years ended June 30, 2002, 2001
   and 2000                                                                                               F-5

Consolidated Statements of Shareholders' Equity for the years ended June 30, 2002,
   2001 and 2000                                                                                          F-6

Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001
   and 2000                                                                                               F-8

Notes to Consolidated Financial Statements of Barr Laboratories, Inc.                                     F-9

Schedule II - Barr Laboratories, Inc. Valuation and Qualifying Accounts for the years
   ended June 30, 2002, 2001 and 2000                                                                     S-1

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Barr Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Barr Laboratories, Inc. and subsidiaries (the "Company") as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed at Item
14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and Duramed Pharmaceuticals, Inc. ("Duramed"), which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the financial statements of Duramed for the six-month period ended June 30, 2001 or the years ended December 31, 2000 and 1999, which statements reflect total assets of $136,587, $81,966, and $80,773 as of June 30, 2001, December 31, 2000 and December 31, 1999, respectively, and total revenues of $59,831, $83,465, and $50,220 for the respective periods then ended. The financial statements of Duramed for such period were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Duramed for such periods, are based solely on the report of such other auditors. The financial statements of Duramed were combined with the financial statements of the Company as described in Note 1. Certain accounts of Duramed were reclassified to conform to the presentation method used by Barr and restated to give effect to pooling of interest adjustments of Duramed's tax valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of Barr Laboratories, Inc. and subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the report of other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also audited the adjustments described in Note 2 that were applied to restate the June 30, 2001, December 31, 2000 and December 31, 1999 financial statements of Duramed. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ Deloitte & Touche LLP

Stamford, Connecticut
August 9, 2002

Report of Independent Auditors

The Board of Directors
Duramed Pharmaceuticals, Inc.

We have audited the consolidated balance sheets of Duramed Pharmaceuticals, Inc. as of June 30, 2001, December 31, 2000 and December 31, 1999, and the related consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows for the six months ended June 30, 2001 and for each of the two years in the period ended December 31, 2001 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Duramed Pharmaceuticals, Inc. at June 30, 2001, December 31, 2000 and December 31, 1999, and the consolidated results of its operations and its cash flows for the six months ended June 30, 2001 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Cincinnati, Ohio
November 30, 2001

BARR LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                              JUNE 30,        JUNE 30,
                                                                               2002            2001
                                                                               ----            ----
                                     ASSETS

Current assets:
     Cash and cash equivalents                                               $ 331,257       $ 222,343
     Accounts receivable (including receivables from related
       parties of $829 in 2002 and $3,826 in 2001)                             103,168          85,811
     Other receivables                                                          23,230          24,732
     Inventories                                                               151,133         142,308
     Deferred income taxes                                                      18,208           6,248
     Prepaid expenses and other current assets                                  10,672           6,282
                                                                             ---------       ---------
        Total current assets                                                   637,668         487,724

Property, plant and equipment, net                                             165,522         131,075
Deferred income taxes                                                           21,270          42,208
Marketable securities                                                           15,502             908
Other assets                                                                    48,592           4,601
                                                                             ---------       ---------
        Total assets                                                         $ 888,554       $ 666,516
                                                                             =========       =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        $ 110,879       $ 123,774
     Accrued liabilities (including accrued liabilities to
       related parties of $634 and $954 in 2002
       and 2001, respectively)                                                  51,438          31,743
     Current portion of long-term debt                                           3,642           7,929
     Current portion of capital lease obligations                                1,695           1,003
     Income taxes payable                                                        9,801          10,174
                                                                             ---------       ---------
        Total current liabilities                                              177,455         174,623

Long-term debt                                                                  37,657          63,539
Long-term portion of capital lease obligations                                   4,977           2,024
Other liabilities                                                                1,933           1,376

Mandatory redeemable convertible preferred stock                                    --           8,177
Commitments & Contingencies

Shareholders' equity:
     Preferred stock, $1 par value per share;
          authorized 2,000,000 shares; none issued
     Common stock $.01 par value per share; authorized 100,000,000;
        issued 43,792,170 and 42,333,524 in 2002 and 2001, respectively            438             424
     Additional paid-in capital                                                275,219         239,264
     Additional paid-in capital - warrants                                      16,418          16,418
     Retained earnings                                                         375,066         160,347
     Accumulated other comprehensive income                                         99             337
                                                                             ---------       ---------
                                                                               667,240         416,790
     Treasury stock at cost: 186,932 and 176,932
       in 2002 and 2001, respectively                                             (708)            (13)
                                                                             ---------       ---------
        Total shareholders' equity                                             666,532         416,777
                                                                             ---------       ---------
        Total liabilities and shareholders' equity                           $ 888,554       $ 666,516
                                                                             =========       =========


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

BARR LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                  2002          2001          2000
                                                                                  ----          ----          ----
Revenues:
  Product sales (including sales to related
    parties of $16,472, $8,279 and
    $8,416 in 2002, 2001 and 2000, respectively)                              $1,171,358      $576,656      $490,330
  Development and other revenue                                                   17,626        16,495           642
                                                                              ----------      --------      --------
Total revenues                                                                 1,188,984       593,151       490,972

Costs and expenses:
     Cost of sales                                                               676,323       391,109       355,612
     Selling, general and administrative                                         111,639        76,821        95,653
     Research and development                                                     75,697        57,617        48,171
     Merger-related costs                                                         31,449            --            --
                                                                              ----------      --------      --------
Earnings (loss) from operations                                                  293,876        67,604        (8,464)

Proceeds from patent challenge settlement                                         31,958        28,313        27,584
Interest income                                                                    7,824         9,423         5,092
Interest expense                                                                   3,530         7,195         5,957
Other income                                                                       7,656         3,648           347
                                                                              ----------      --------      --------
Earnings before income taxes and extraordinary loss                              337,784       101,793        18,602

Income tax expense                                                               125,405        38,714         8,042
                                                                              ----------      --------      --------
Earnings before extraordinary loss                                               212,379        63,079        10,560

Extraordinary loss on early extinguishment of debt, net of taxes of $87              160            --            --
                                                                              ----------      --------      --------
Net earnings                                                                     212,219        63,079        10,560

Preferred stock dividends                                                            457           338           255
Deemed dividend on convertible preferred stock                                     1,493           175            --
                                                                              ----------      --------      --------
Net earnings applicable to common shareholders                                $  210,269      $ 62,566      $ 10,305
                                                                              ==========      ========      ========


EARNINGS PER COMMON SHARE - BASIC:

Earnings before extraordinary loss                                            $     4.93      $   1.50      $   0.26
                                                                              ==========      ========      ========
Net earnings                                                                  $     4.88      $   1.49      $   0.26
                                                                              ==========      ========      ========
EARNINGS PER COMMON SHARE - ASSUMING DILUTION:

Earnings before extraordinary loss                                            $     4.68      $   1.42      $   0.26
                                                                              ==========      ========      ========
Net earnings                                                                  $     4.63      $   1.40      $   0.25
                                                                              ==========      ========      ========
Weighted average shares                                                           43,110        41,973        39,976
                                                                              ==========      ========      ========
Weighted average shares-assuming dilution                                         45,423        44,573        41,285
                                                                              ==========      ========      ========


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

BARR LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                     Additional
                                                                     Additional        paid            Warrant
                                                 Common stock           paid        in capital-      subscription      Retained
                                              Shares     Amount      in capital      warrants        receivable        earnings
                                           ------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999                      27,999,209    $279       $171,848        $     -          $      -         $ 86,862
Comprehensive income:
  Net earnings                                                                                                           10,560
  Unrealized loss on marketable
   securities, net of
   tax of $2,126
Total comprehensive income
Tax benefit of stock incentive plans                                      846
Issuance of stock in connection
   with benefit plans                           12,109       -            394
Issuance of stock in settlement
   of certain liabilities                        1,694       -            100
Conversion of Series F
   Preferred Stock, net                        254,351       3          2,800
Issuance of stock in connection
   with Solvay alliance, net                   768,600       8         25,737
Issuance of common stock
   for exercised stock options
   and employees' stock
   purchase plans                              670,533       7          9,088
Issuance of warrants                                                                  16,418           (16,418)
Proceeds applied to
   warrant receivable                                                                                   14,583
Dividend on Preferred Stock                                              (255)
Stock split (3-for-2)                       11,654,339     116            (27)                                             (154)
                                           ------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000                      41,360,835     413        210,531         16,418            (1,835)          97,268
Comprehensive income:
   Net earnings                                                                                                          63,079
   Unrealized gain on marketable
      securities, net of
      tax of $226
   Reclassification adjustment
Total comprehensive income
Tax benefit of stock incentive plans                                   11,614
Issuance of stock in connection
    with benefit plans                          14,231       -            346
Conversion of Series F
   Preferred Stock, net                        331,503       4          4,914
Issuance of warrants in connection
   with Series G Preferred Stock                                          765
Preferred stock valuation adjustment                                    1,335
Issuance of common stock
   for exercised stock options
   and employees' stock
   purchase plans                              626,955       7         10,272
Dividend on Preferred Stock                                              (513)
Proceeds applied to
    warrant receivable                                                                                   1,835
                                           ------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001                      42,333,524     424        239,264         16,418                 -          160,347

                                            Accumulated
                                                other                                               Total
                                           comprehensive           Treasury stock               shareholders'
                                           income/(loss)       Shares          Amount              equity
                                           --------------------------------------------------------------
BALANCE, JUNE 30, 1999                       $(1,258)         117,955           $(13)             $ 257,718
Comprehensive income:
  Net earnings                                                                                       10,560
  Unrealized loss on marketable
   securities, net of
   tax of $2,126                               3,174                                                  3,174
                                                                                                  ---------
Total comprehensive income                                                                           13,734
Tax benefit of stock incentive plans                                                                    846
Issuance of stock in connection
   with benefit plans                                                                                   394
Issuance of stock in settlement
   of certain liabilities                                                                               100
Conversion of Series F
   Preferred Stock, net                                                                               2,803
Issuance of stock in connection
   with Solvay alliance, net                                                                         25,745
Issuance of common stock
   for exercised stock options
   and employees' stock
   purchase plans                                                                                     9,095
Issuance of warrants                                                                                      -
Proceeds applied to
   warrant receivable                                                                                14,583
Dividend on Preferred Stock                                                                            (255)
Stock split (3-for-2)                                          58,977                                   (65)
                                           ----------------------------------------------------------------
BALANCE, JUNE 30, 2000                         1,916          176,932            (13)               324,698
Comprehensive income:
   Net earnings                                                                                      63,079
   Unrealized gain on marketable
      securities, net of
      tax of $226                                305                                                    305
   Reclassification adjustment                (1,884)                                                (1,884)
                                                                                                  ---------
Total comprehensive income                                                                           61,500
Tax benefit of stock incentive plans                                                                 11,614
Issuance of stock in connection
    with benefit plans                                                                                  346
Conversion of Series F
   Preferred Stock, net                                                                               4,918
Issuance of warrants in connection
   with Series G Preferred Stock                                                                        765
Preferred stock valuation adjustment                                                                  1,335
Issuance of common stock
   for exercised stock options
   and employees' stock
   purchase plans                                                                                    10,279
Dividend on Preferred Stock                                                                            (513)
Proceeds applied to
    warrant receivable                             -                               -                  1,835
                                           ----------------------------------------------------------------
BALANCE, JUNE 30, 2001                           337          176,932            (13)               416,777

BARR LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONT.)
FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                   Additional
                                                                     Additional       paid           Warrant
                                                Common stock            paid       in capital-    subscription     Retained
                                             Shares       Amount     in capital     warrants       receivable      earnings
                                          ---------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001                    42,333,524        424       239,264        16,418             -          160,347
Comprehensive income:
     Net earnings                                                                                                  212,219
     Unrealized gain on marketable
     securities, net of
     tax of $168
Total comprehensive income
Pooling adjustments                          125,590         (1)        1,219                                        2,551
Tax benefit of stock incentive plans                                    5,611
Issuance of stock in connection
     with benefit plans                        2,349          -           177
Issuance of common stock
     for exercised stock options
     and employees' stock
     purchase plans                          797,380          8        19,882
Issuance of common stock for
     exercised warrants                       21,565          2           762
Conversion of preferred stock                512,387          5         8,841
Deemed dividend on convertible
     preferred stock                                                      (80)
Dividend on convertible preferred
     stock                                                               (457)
Cash in lieu of fractional shares               (625)                                                                  (51)
Common stock acquired for treasury                                          -
                                          ---------------------------------------------------------------------------------
                                          43,792,170      $ 438      $275,219       $16,418           $ -         $375,066
                                          =================================================================================

                                            Accumulated
                                              other                                            Total
                                          comprehensive            Treasury stock          shareholders'
                                          income / (loss)      Shares          Amount          equity
                                          --------------------------------------------------------------
BALANCE, JUNE 30, 2001                           337          176,932           (13)           416,777
Comprehensive income:
     Net earnings                                                                              212,219
     Unrealized gain on marketable
     securities, net of
     tax of $168                                (238)                                             (238)
                                                                                           -----------
Total comprehensive income                                                                     211,981
Pooling adjustments                                                                              3,769
Tax benefit of stock incentive plans                                                             5,611
Issuance of stock in connection
     with benefit plans                                                                            177
Issuance of common stock
     for exercised stock options
     and employees' stock
     purchase plans                                                                             19,890
Issuance of common stock for
     exercised warrants                                                                            764
Conversion of preferred stock                                                                    8,846
Deemed dividend on convertible
     preferred stock                                                                               (80)
Dividend on convertible preferred
     stock                                                                                        (457)
Cash in lieu of fractional shares                                                                  (51)
Common stock acquired for treasury                             10,000          (695)              (695)
                                                ------------------------------------------------------
                                                $ 99          186,932         $(708)         $ 666,532
                                                ======================================================

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BARR LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
(IN THOUSANDS OF DOLLARS)

                                                                               2002             2001            2000
                                                                               ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                           $ 212,219       $  63,079       $  10,560
     Adjustments to reconcile net earnings to net cash
          provided by operating activities:
          Depreciation and amortization                                        15,290          14,324          13,463
          Deferred income tax expense (benefit)                                 6,389          (4,159)        (21,533)
          Write-off of deferred financing fees associated
          with early extinguishment of debt                                       247              --              --
          Loss (gain) on sale of assets                                            --             303            (470)
          (Gain) loss on sale of marketable securities                             --          (6,671)            122
          Write-off of investments                                                 --           2,750              --
          Other                                                                   260             151             394

     Tax benefit of stock incentive plans                                       5,611          11,614             846
     In-process research and development associated with
       Enhance Pharmaceuticals, Inc. acquisition                                1,000              --              --

      Changes in assets and liabilities:
          (Increase) decrease in:
             Accounts receivable and other receivables, net                    (5,155)        (24,389)        (11,783)
             Inventories                                                       (8,304)        (29,916)        (14,993)
             Prepaid expenses                                                    (844)             39          (3,933)
             Other assets                                                      (4,909)            508          (1,718)
          Increase (decrease) in:
             Accounts payable, accrued liabilities and other liabilities        8,766          13,642          37,388
             Income taxes payable                                                (475)          6,226           3,769
                                                                            ---------       ---------       ---------
          Net cash provided by operating activities                           230,095          47,501          12,112
                                                                            ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment                                  (47,205)        (19,323)        (17,605)
  Proceeds from sale of property, plant and equipment                             395              27             287
  Acquisition of Enhance Pharmaceuticals, Inc.                                (46,288)             --              --
  (Purchases) proceeds of marketable securities, net                          (15,000)         10,839           7,965
  Other                                                                          (500)             --              --
                                                                            ---------       ---------       ---------
     Net cash used in investing activities                                   (108,598)         (8,457)         (9,353)
                                                                            ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on long-term debt and capital leases                     (12,166)        (17,405)         (6,026)
  Net borrowings under line of credit                                         (20,316)          2,535           3,886
  Long-term borrowings                                                             --          20,799          11,246
  Proceeds from issuance of preferred stock                                        --           9,700              --
  Proceeds from issuance of common stock                                           --           1,163          29,196
  Earnings under DuPont agreements applied to warrant receivable                   --           1,835          14,583
  Purchase of treasury stock                                                     (695)             --              --
  Proceeds from exercise of stock options and employee stock purchases         20,655           9,117           5,746
  Dividends paid on preferred stock                                               (11)           (371)           (270)
  Other                                                                           (50)             --             (65)
                                                                            ---------       ---------       ---------
     Net cash (used in) provided by financing activities                      (12,583)         27,373          58,296
                                                                            ---------       ---------       ---------
     Increase in cash and cash equivalents                                    108,914          66,417          61,055
Cash and cash equivalents, beginning of year                                  222,343         155,926          94,871
                                                                            ---------       ---------       ---------
Cash and cash equivalents, end of year                                      $ 331,257       $ 222,343       $ 155,926
                                                                            =========       =========       =========
SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the year:
     Interest, net of portion capitalized                                   $   3,510       $   6,666       $   5,402
                                                                            =========       =========       =========
     Income taxes                                                           $ 113,563       $  25,533       $  24,946
                                                                            =========       =========       =========
Non-cash transactions:
     Equipment under capital lease                                          $   5,318       $   1,383       $   2,553
                                                                            =========       =========       =========
     Write-off of equipment & leasehold
       improvements related to closed facility                              $   5,307       $      --       $     115
                                                                            =========       =========       =========
     Warrants issued for subscription receivable                            $      --       $      --       $  16,418
                                                                            =========       =========       =========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                 Notes to the Consolidated Financial Statements
               (in thousands of dollars, except per share amounts)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Principles of Consolidation and Other Matters

                  The consolidated financial statements include the accounts of Barr Laboratories, Inc. and its wholly-owned subsidiaries (the "Company" or "Barr"). The Company, when used in the context of "the Company and Duramed," refers to pre-merger Barr. All significant intercompany balances and transactions have been eliminated in consolidation.

                  Sherman Delaware, Inc. owned approximately 26% of the outstanding common stock of the Company at June 30, 2002. Dr. Bernard C. Sherman is a principal stockholder of Sherman Delaware, Inc. and a Director of Barr Laboratories, Inc. (see
                  Note 12).

                  On October 24, 2001, the Company completed a merger with Duramed Pharmaceuticals, Inc. ("Duramed"), a developer, manufacturer, and marketer of prescription drug products focusing on women's health and the hormone replacement therapy markets. The merger qualified as a tax-free reorganization and was accounted for as a pooling-of-interests for financial reporting purposes. Accordingly, in accordance with accounting principles generally accepted in the United States and pursuant to Regulation S-X of the Securities and Exchange Commission, all financial data of the Company presented in these financial statements has been restated as described below to include the historical financial data of Duramed (see
                  Note 2).

                  The Company and Duramed had different fiscal year-ends. Duramed had a calendar year-end, whereas the Company's fiscal year ends on June 30th. Financial information for the fiscal year ended June 30, 2002 is presented as if the Company and Duramed were merged on July 1, 2001. For the fiscal years ended June 30, 2001 and 2000, financial information for Barr's fiscal years ended June 30th was combined with financial information for Duramed's calendar years ended December 31st. Barr's consolidated statements of operations for the years ended June 30, 2001 and 2000 were combined with Duramed's statement of operations for the years ended December 31, 2000 and 1999, respectively. Barr's balance sheet as of June 30, 2001 was combined with Duramed's balance sheet as of December 31, 2000. Barr's statements of cash flows for the fiscal years ended June 30, 2001 and 2000 were combined with Duramed's statements of cash flows for the calendar years ended December 31, 2000 and December 31, 1999, respectively.

                  This presentation of the combined financial information described above has the effect of excluding Duramed's audited results from operations for the six-month period ended June 30, 2001. Net revenues and net income for Duramed for the six-month period ended June 30, 2001 were $59,831 and $49,038, respectively. On a stand alone basis, Duramed's net income of $49,038 reflects the benefit of reversing $44,755 of the valuation allowance that Duramed previously established to offset certain deferred tax assets. The valuation allowance was reversed based on the expectation that, as a result of the merger, the combined company will be able to utilize a majority of these deferred tax assets (see Note 2). In addition, from July 1, 2001 through October 24, 2001, the date of the merger, Duramed reversed an additional $1,732 of valuation allowance, bringing the total valuation allowance reversals to $46,487. In accordance with SFAS 109 "Accounting for Income Taxes", Duramed's net earnings of $49,038 less the $46,487 reversal of valuation allowance, or $2,551, has been reported as an increase to Barr's retained earnings within the Consolidated Statements of Shareholders' Equity for the year ended June 30, 2002. Duramed's cash flows (used in) provided by operating, investing and financing activities for the six-months ended June 30, 2001 were ($208), ($1,446), and $1,654, respectively.

                  On June 6, 2002, the Company completed the purchase of certain assets and assumption of certain liabilities of Enhance Pharmaceuticals, Inc., ("Enhance"). The operating results of Enhance are included in the consolidated financial statements subsequent to the June 6, 2002 acquisition date.

                  Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation.

         (b)      Credit and Market Risk

                  Financial instruments that potentially subject the Company to credit risk consist principally of interest-bearing investments and trade receivables. The Company performs ongoing credit evaluations of its customers' financial condition and, consistent with industry practice, generally does not requires collateral from its customers.

         (c)      Cash and Cash Equivalents

                  Cash equivalents consist of short-term, highly liquid investments including market auction securities with interest rates that are re-set in intervals of 7 to 49 days, which are readily convertible into cash at par value, which approximates cost. As of June 30, 2002 and 2001, $84,834 and $96,820, respectively, of the Company's cash was held in an interest bearing escrow account. Such amounts represent the portion of the Company's payable balance with AstraZeneca Pharmaceuticals LP ("AstraZeneca"), which the Company has decided to secure in connection with its cash management policy.

                  In December 1995, the Company and AstraZeneca, the innovator of Tamoxifen, entered into an Alternative Collateral Agreement ("Collateral Agreement") which suspends certain sections of the Supply and Distribution Agreement ("Distribution Agreement") entered into by both parties in March 1993. Under the Collateral Agreement, extensions of credit to the Company are no longer required to be secured by a letter of credit or cash collateral. However, the Company may at its discretion maintain a balance in the escrow account based on its short-term cash requirements. In return for the elimination of the cash collateral requirement and in lieu of issuing letters of credit, the Company has agreed (i) to pay AstraZeneca monthly interest based on the average unsecured monthly Tamoxifen payable balance, as defined in the Collateral Agreement, and (ii) to comply with certain financial covenants. The Company was in compliance with such covenants at June 30, 2002.

         (d)      Inventories

                  Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. The Company establishes reserves for its inventory to reflect those conditions when the cost of the inventory is not expected to be recovered. The Company regularly reviews such circumstances including when product is close to expiration and is not expected to be sold, when product has reached its expiration date, or when a batch of product is not expected to be saleable based on standards established by the Company's quality assurance standards. The reserve for these products is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. The Company monitors inventory levels, expiry dates and market conditions on a regular basis. The Company records changes in inventory reserves as part of cost of goods sold.

         (e)      Property, Plant and Equipment

                  Property, plant and equipment is recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful lives or the terms of the respective leases.

                  The estimated useful lives of the major classification of depreciable assets are:

                                                            Years
                                                            -----
                     Buildings                              30-45
                     Building improvements                     10
                     Machinery and equipment                 3-10
                     Leasehold improvements                  3-10

                  Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized.

         (f)      Research and Development

                  Research and development costs, which consist principally of product development costs, are charged to operations as incurred.

         (g)      Earnings Per Share

                  On May 31, 2000, the Company's Board of Directors declared a 3-for-2 stock split effected in the form of a 50% stock dividend. Approximately 11.6 million additional shares of common stock were distributed on June 29, 2000 to shareholders of record as of June 12, 2000.

                  As discussed in Note 2, on October 24, 2001, the Company completed a merger with Duramed where the Company issued approximately 7.5 million shares of its common stock for all the outstanding common stock of Duramed and exchanged all options and warrants to purchase Duramed stock for options and warrants to purchase approximately 1.2 million shares of the Company's common stock.

                  All applicable prior year share and per share amounts have been adjusted for the stock split and the merger.

                  The following is a reconciliation of the numerators and denominators used to calculate earnings per common share ("EPS") as presented in the Consolidated Statements of
                  Operations:

                                                               2002           2001         2000
                                                               ----           ----         ----
Earnings before extraordinary loss                            $212,379      $63,079      $10,560
Dividends on preferred stock                                       457          338          255
Deemed dividend on convertible preferred stock                   1,493          175           --
                                                              --------      -------      -------
Numerator for basic and diluted earings per share-
  earnings before extraordinary loss available for
  common stockholders                                         $210,429      $62,566      $10,305
                                                              ========      =======      =======
EARNINGS PER COMMON SHARE - BASIC:

Weighted average shares (denominator)                           43,110       41,973       39,976

Earnings before extraordinary loss available for
     common stockholders                                      $   4.88      $  1.49      $  0.26
                                                              ========      =======      =======
EARNINGS PER COMMON SHARE - ASSUMING DILUTION:

Weighted average shares                                         43,110       41,973       39,976
Effect of dilutive options                                       2,313        2,600        1,309
                                                              --------      -------      -------
Weighted average shares- assuming dilution (denominator)        45,423       44,573       41,285

Earnings before extraordinary loss available for
     common stockholders                                      $   4.63      $  1.40      $  0.25
                                                              ========      =======      =======

                                                  2002        2001         2000
                                                  ----        ----         ----
Not included in the calculation of diluted
  earnings per share because their
  impact is antidilutive:
     Stock options outstanding                   755,192    177,643      896,215
     Warrants                                          -     14,856    1,843,656
     Preferred if converted                      506,324    506,324      331,502


         (h)      Deferred Financing Fees

                  All debt issuance costs are being amortized on a straight-line basis over the life of the related debt, which matures in 2002, 2004, 2007 and 2010. Warrant issuance costs are being amortized on a straight-line basis over the terms of the related warrants. The total unamortized amounts of $454 and $1,074 at June 30, 2002 and 2001, respectively, are included in Other assets in the Consolidated Balance Sheets.

         (i)      Fair Value of Financial Instruments

                  Cash, Accounts Receivable, Other Receivables and Accounts Payable - The carrying amounts of these items are a reasonable estimate of their fair value.

                  Marketable Securities - Marketable securities are recorded at their fair value (see Note 7).

                  Other Assets - Investments that do not have a readily determinable market value are recorded at cost, as it is a reasonable estimate of fair value or current realizable value (see Note 8).

                  Long-Term Debt - The fair value at June 30, 2002 and 2001 is estimated at $43 million and $71 million, respectively. Estimates were determined by discounting the future cash flows using rates currently available to the Company.

                  The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

         (j)      Use of Estimates in the Preparation of Financial Statements

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  The most significant estimates made by management include those made in the areas of sales returns and allowances, including shelf stock adjustments; inventory reserves; deferred taxes; litigation reserves and goodwill and intangible assets.

                  Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

         (k)      Income Taxes

                  Income taxes are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the differences between the financial statement and income tax basis of assets and liabilities, and for operating and capital losses and tax credit carryforwards. A valuation allowance is provided for the portion of deferred tax assets which are "more-likely-than-not" to be unrealized. Deferred tax assets and liabilities are measured using enacted tax rates and laws.

         (l)      Revenue Recognition

                  Product sales

                  The Company recognizes product sales revenue when substantially all risks and rights of ownership have transferred.

                  Development and other revenue

                  Barr earned revenues under the DuPont research and development agreements (see Note 3) as Barr performed the related research and development. Amounts received under these agreements are not refundable. For the years ended June 30, 2001 and 2000, Development and other revenue included $562 and $2,584, respectively, related to transition revenues under the ViaSpan Agreement (see Note 3).

         (m)      Sales returns and allowances

                  At the time of sale, the Company records estimates for various costs, which reduce product sales. These include estimates for product returns, rebates, chargebacks and other sales allowances. In addition, the Company may record allowances for shelf-stock adjustments when the conditions are appropriate. Accounts receivable are presented net of allowances relating to the above provisions, of $93,789 and $44,293 at June 30, 2002 and 2001, respectively.

                  Estimates for sales allowances such as product returns, rebates and chargebacks are based on a variety of factors including actual return experience of other products, rebate arrangements for each product, and estimated sales by our wholesale customers to other third parties who have contracts with Barr. Actual experience associated with any of these items may be different than the Company's estimates. Barr regularly reviews the factors that influence its estimates and, if necessary, makes adjustments when it believes that actual product returns, credits and other allowances may differ from established reserves.

                  In the generic pharmaceutical industry, manufacturers such as Barr often issue credits to customers following decreases in the market price of a generic pharmaceutical product (also known as shelf-stock adjustments). The shelf-stock adjustment is intended to reduce a customer's inventory cost to better reflect current market prices and is often used to maintain market share. The determination to grant a shelf-stock credit to a customer following a price decrease is at the Company's discretion, and is not pursuant to contractual agreements with customers. Allowances for shelf-stock adjustments are recorded at the time Barr sells products it believes will be subject to such adjustments. The timing and amount of a reserve for shelf-stock adjustments depends on several variables including the estimated launch date of a competing product, estimated declines in market price and estimated levels of inventory held by the customer. As a result, a shelf-stock reserve depends on a product's unique facts and circumstances. Barr regularly monitors these and other factors for its significant products and evaluates its reserves and estimates as additional information becomes available.

         (n)      Segment Reporting

                  The Company operates in one segment - the development, manufacture and marketing of pharmaceutical products. The Company's chief operating decision-maker reviews operating results on a consolidated company basis.

                  The Company's manufacturing plants are located in New Jersey, New York, Ohio and Virginia and its products are sold throughout the United States, Puerto Rico and Canada, primarily to wholesale and retail distributors. In fiscal 2002, three customers accounted for over 10% of product sales with 18%, 13% and 12% of sales. In fiscal 2001 and 2000, a single customer accounted for approximately 14% and 15% of product sales, respectively.

         (o)      Asset Impairment

                  The Company reviews the carrying value of its assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.

         (p)      New Accounting Pronouncements

                  Business Combinations/Goodwill and Other Intangible Assets

                  In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supercedes APB Opinion No. 16, "Business Combinations" ("APB 16") and amends or supercedes a number of related interpretations of APB 16. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, and changes the criteria to recognize intangible assets apart from goodwill. SFAS 142 supercedes APB opinion No. 17, "Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. The Company adopted SFAS 141 on July 1, 2001 and, as discussed in Note 2, applied it to the June 2002 acquisition of Enhance Pharmaceuticals, Inc. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS 142 will not have a material impact on its results of operations or financial position.

                  Accounting for Asset Retirement Obligations

                  In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred with a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes that the adoption of SFAS 143 will not have a material impact on its results of operations or financial position.

                  Accounting for Impairment or Disposal of Long-Lived Assets

                  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes that the adoption of SFAS 144 will not have a material impact on its results of operations or financial position.

                  Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

                  In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds SFAS 44, "Accounting for Intangible Assets of Motor Carriers." SFAS 145 amends SFAS 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company believes that the adoption of SFAS 145 will not have a material impact on its results of operations or financial condition. Upon adoption, amounts previously recorded as extraordinary items will be reclassified into current operations.

                  Accounting for Costs Associated with Exit or Disposal
                  Activities

                  In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS 146 will not have a material impact on its results of operations or financial position.

(2)      BUSINESS COMBINATIONS

         Merger with Duramed Pharmaceuticals, Inc.:

         On June 29, 2001, the Company announced the signing of a definitive merger agreement with Duramed, a developer, manufacturer, and marketer of prescription drug products focusing on women's health and the hormone replacement therapy markets. The merger was approved by the shareholders of Duramed and Barr, respectively, and on October 24, 2001, a wholly-owned subsidiary of Barr merged with and into Duramed with Duramed surviving as a wholly-owned subsidiary of the Company. The merger was treated as a tax-free reorganization and was accounted for as a pooling-of-interests for financial reporting purposes.

         Under the terms of the merger agreement, Duramed common shareholders received a fixed exchange ratio of 0.2562 shares of Barr common stock for each share of Duramed common stock. Duramed preferred stock shareholders received 5.0632 shares of Barr common stock for each share of Duramed preferred stock. Based on these terms, Barr issued approximately 7.5 million shares of its common stock for all the outstanding common and preferred stock of Duramed and exchanged all options and warrants to purchase Duramed stock for options and warrants to purchase approximately 1.2 million shares of the Company's common stock.

         The Company and Duramed had certain differences in the classification of expenses in their historical statements of operations and certain differences in the classification of assets and liabilities in their historical balance sheets. Reclassifications have been made to conform the combined companies' statement of operations and balance sheet classifications. In addition, the historical Duramed balance sheets included approximately $50,000 in deferred tax assets, which had been fully offset by a valuation allowance. On a combined basis, Barr expects to utilize a majority of these deferred tax assets. Therefore, in accordance with SFAS No. 109, "Accounting for Income Taxes," the Company has restated Duramed's historical balance sheets to recognize the deferred tax asset that is more-likely-than-not expected to be utilized.

         The combined amounts presented in the accompanying financial statements are based on the basis of presentation described in Note 1 and are summarized below:

                                         Twelve Months Ended June 30,
                                            2001             2000
Total revenues:
   Barr                                    $509,686       $440,752
   Duramed                                   83,465         50,220
                                           --------       --------
   Combined                                $593,151       $490,972
                                           ========       ========
Net earnings / (loss):
   Barr                                    $ 62,487       $ 44,177
   Duramed                                      164        (51,278)
   Adjustments to reverse valuation
     allowance on deferred tax assets           (85)        17,406
                                           --------       --------
   Combined                                $ 62,566       $ 10,305
                                           ========       ========

                                                 As of June 30,
                                                 --------------
                                             2001           2000
                                             ----           ----
Shareholders' equity:
   Barr                                     $365,642      $282,168
   Duramed                                     6,380        (2,310)
   Cumulative effect of adjustments to
     reverse valuation allowance on
     deferred tax assets                      44,755        44,840
                                            --------      --------
   Combined                                 $416,777      $324,698
                                            ========      ========


         Acquisition of Enhance Pharmaceuticals, Inc.:

         On June 6, 2002, the Company acquired certain assets and assumed certain liabilities of Enhance Pharmaceuticals, Inc. The acquisition was accounted for under the purchase method of accounting. The total purchase price, including acquisition costs of $1,071, was $46,288.

         The fair values of assets acquired and liabilities assumed on June 6, 2002 were:

Current assets                                  $ 1,252
Property and equipment                            2,012
Intangible assets                                28,200
Goodwill                                         13,941
In-process research and development               1,000
                                                -------
Total assets acquired                           $46,405
                                                -------
Current liabilities                                  89
Capital lease obligations                            28
                                                -------
Total liabilities assumed                           117
                                                -------
Purchase price                                  $46,288
                                                =======
Total cash paid                                 $45,217
Accrued acquisition costs                         1,071
                                                -------
                                                $46,288
                                                =======

         Intangible assets included $1,400 of patents and $26,800 in product license agreements that are each subject to amortization over an estimated useful life of ten years. The fair value of net assets acquired was $32,464, resulting in goodwill of $13,941. The Company acquired Enhance to further its expansion into the female healthcare market. Certain of the factors contributing to the purchase price that resulted in goodwill were Enhance's proprietary vaginal ring drug delivery platform and its uses. The entire balance of goodwill is deductible for tax purposes. The operating results of Enhance are included in the consolidated financial statements subsequent to the June 6, 2002 acquisition date.

         Acquired in-process research and development projects were expensed to the Consolidated Statement of Operations upon acquisition because technological feasibility, through FDA or comparable regulatory body approval, had not been established and the projects had no further alternative use.

(3)      DUPONT PHARMACEUTICALS COMPANY STRATEGIC ALLIANCE

         On March 20, 2000, the Company signed definitive agreements to establish a strategic relationship with DuPont Pharmaceuticals Company ("DuPont") to develop, market and promote several proprietary products and to terminate all litigation between the two companies. The Company was unable to assess whether the individual terms of each of the agreements would have been different had each of the agreements been negotiated separately with other third parties not involved in litigation.

         DuPont has since been acquired by Bristol-Myers Squibb Company ("BMS"). In April 2002, the Company and BMS agreed to restructure and terminate the proprietary product development funding agreement and the Trexall Marketing Agreement that were forged between Barr and DuPont in March 2000.

         Under the terms of the March 2000 proprietary product development funding agreement ("Product Development Agreement"), DuPont agreed to invest up to $45,000 to support the ongoing development of Barr's CyPat((TM)) prostate cancer therapy and SEASONALE((TM)) and DP3 oral contraceptive proprietary products in exchange for co-marketing rights and royalties. Barr and BMS agreed to terminate this agreement and to cap BMS's funding obligations at $40,000. In return, BMS agreed to forego its royalty interest and other rights regarding the marketing of these three products. In connection with the Product Development Agreement, the Company earned $15,343, $12,008 and $8,000 for the years ended June 30, 2002, 2001 and 2000, respectively and reported $0, $1,835 and $8,000, respectively, as an offset to the warrant subscription receivable described in Note 14.

         Barr and BMS also agreed to terminate the Trexall Marketing Agreement, under which DuPont had agreed to promote, market and sell Barr's Trexall((TM)) product in exchange for a royalty. As a result of the termination, Barr has assumed BMS' responsibilities to coordinate the promotion and sales activities for Trexall and BMS will forego its royalty interest in the product. BMS agreed to fulfill its existing obligation to fund the Trexall sales force costs over the next two years and paid Barr $600 to cover BMS' other obligations during the term of the contract. For the years ended June 30, 2002, 2001 and 2000, the Company earned $0, $5,000 and $4,000, respectively, related to this agreement. For the year ended June

               30, 2000, the Company reported the $4,000 identified above as an offset to the warrant subscription receivable described in Note 14.

               In March 2000, Barr received from DuPont, the right to market and distribute ViaSpan (R), an organ transplant preservation agent, in the United States and Canada, through patent expiry in March 2006. During a transition period that ended July 31, 2000, DuPont remained the distributor of ViaSpan but paid a fee to Barr based on a defined formula calculated on DuPont's actual sales of ViaSpan during this transition period. For the years ended June 30, 2001 and 2000, the Company earned $562 and $2,584, respectively, during this transition period. For the year ended June 30, 2000, the Company reported the $2,584 identified above as an offset to the warrant subscription receivable described in
               Note 14. Under an agreement in principle reached in April 2002, to amend the existing ViaSpan Marketing Agreement, BMS agreed to extend Barr's rights and obligations for the marketing and distribution of ViaSpan in the United States and Canada. If a final agreement is reached, Barr will assume BMS' responsibilities for sourcing the product; coordinating distribution and performing certain regulatory functions and BMS will forego any further royalties related to sales of the product.

(4)      PROCEEDS FROM PATENT CHALLENGE SETTLEMENT

               In January 1997, Bayer AG and Bayer Corporation ("Bayer") and the Company agreed to settle the then pending litigation regarding Bayer's patent protecting ciprofloxacin hydrochloride. Under the Settlement Agreement, the Company withdrew its patent challenge by amending its ANDA from a paragraph IV certification (claiming invalidity) to a paragraph III certification (seeking approval upon patent expiry) and acknowledged the validity and enforceability of the ciprofloxacin patent. As consideration for this settlement, the Company received a non-refundable payment of $24,550 in January 1997, which it recorded as Proceeds from patent challenge settlement. Concurrent with the Settlement Agreement, the Company also signed a contingent, non-exclusive Supply Agreement ("Supply Agreement") with Bayer that ends at patent expiry in December 2003.

               Under the terms of the Supply Agreement, Bayer, at its sole option can (i) either allow Barr and Rugby Laboratories, now owned by Watson Pharmaceuticals, Inc., to purchase, at a predetermined discount to Bayer's then selling price, quantities of ciprofloxacin for resale under market conditions or (ii) make quarterly cash payments as defined in the Agreement. Further, the Supply Agreement also provides that, six months prior to patent expiry, currently July 2003, if Barr is not already distributing the product, Barr and Rugby Laboratories will have the right to begin distributing ciprofloxacin product manufactured by Bayer. The Bayer license is non-exclusive and Bayer may, at its option, provide other non-exclusive licenses to others after Barr and Rugby Laboratories have operated under the license for six months.

               If Bayer elects to supply Barr and Rugby Laboratories with product for resale in the market, the amount Barr and Rugby Laboratories could earn would be dependent upon numerous market factors including, the existence of competing products, market acceptance of the Barr product and pricing decisions. If Bayer elects not to allow Barr and Rugby Laboratories to purchase product for resale, Barr is entitled to receive cash payments during the remainder of the agreement that could range from $32 to $34 million per calendar year through December 31, 2003. As of June 30, 2002, the present value of the cash payments Barr may receive approximates $47.0 million. However, there is no guarantee that Bayer will continue to elect to make cash payments.

               Barr recognizes the amounts due under the Supply Agreement as such amounts are realized based on the outcome of Bayer's election. The amounts realized are reported as Proceeds from patent challenge settlement.

(5)            INVENTORIES

                                                            June 30,
                                                            --------
                                                      2002            2001
                                                      ----            ----
                  Raw materials and supplies        $ 43,952       $ 36,895
                  Work-in-process                     12,897          6,172
                  Finished goods                      94,284         99,241
                                                    --------       --------
                                                    $151,133       $142,308
                                                    ========       ========

               Tamoxifen Citrate, purchased as a finished product, accounted for $69,655 and $66,890 of finished goods inventory at June 30, 2002 and 2001, respectively.

(6)      PROPERTY, PLANT AND EQUIPMENT

                                                          June 30,
                                                   ----------------------
                                                   2002              2001
                                                   ----              ----
       Land                                      $  4,870         $  4,462
       Buildings and improvements                  89,521           86,993
       Machinery and equipment                    123,908          105,775
       Leasehold improvements                       2,449            1,160
       Automobiles and trucks                         200               95
       Construction in progress                    31,993           13,136
                                                 --------         --------
                                                  252,941          211,621
       Less: accumulated
       depreciation & amortization                 87,419           80,546
                                                 --------         --------
                                                 $165,522         $131,075
                                                 ========         ========


         For the years ended June 30, 2002, 2001 and 2000, $1,072, $278 and $136 of interest was capitalized, respectively. For the years ended June 30, 2002, 2001 and 2000, the Company recorded depreciation expense of $15,010, $13,631 and $12,831, respectively.

(7)      MARKETABLE SECURITIES

         The Company's investments in marketable securities are classified as "available for sale" and, accordingly, are recorded at current market value with offsetting adjustments to shareholders' equity, net of income taxes.

         Debt Securities

         The Company has invested $15,000 in market auction debt securities, which are readily convertible into cash at par value, which approximates cost. The par value of each of the three securities held is $5,000 and the maturity dates are July 21, 2003, January 6, 2004 and April 26, 2004, respectively.

         Equity Securities

         In April 1999, the Company sold its rights to several pharmaceutical products to Halsey Drug Company in exchange for warrants exercisable for 500,000 shares of Halsey's common stock at $1.06 per share. The warrants expire in April 2004. In connection with this sale, the Company recorded an investment in warrants and realized a gain of $343. The Company has valued the warrants at their fair value using the Black-Scholes option-pricing model using the following assumptions for June 30, 2002 and 2001, respectively: dividend yield of 0%; expected volatility of 103.3% and 121.7%; risk-free interest rate of 5.78%; and expected life of 1.75 and 2.75 years.

         The amortized cost and estimated market values of marketable securities at June 30, 2002 and 2001 are as follows:

                                         GROSS            GROSS
                         AMORTIZED     UNREALIZED      UNREALIZED      MARKET
JUNE 30, 2002              COST          GAINS           LOSSES        VALUE
Debt securities          $15,000         $ --              $--        $15,000
Equity securities            343          159               --            502
                         -------         ----              ---        -------
Total securities         $15,343         $159              $--        $15,502
                         =======         ====              ===        =======

                                         GROSS          GROSS
                        AMORTIZED     UNREALIZED     UNREALIZED      MARKET
JUNE 30, 2001             COST           GAINS         LOSSES        VALUE
-------------             ----           -----         ------        -----
Equity securities         $343           $565            $ --        $908
                          ====           ====            ====        ====

         Proceeds of $12,873, which included a gain of $6,671, were received on the sale of marketable securities in the year ended June 30, 2001. The cost of investments sold is determined by the specific identification method.

(8)      OTHER ASSETS

                                                       June 30,
                                                       --------
                                              2002             2001
                                              ----             ----
               Goodwill                      $13,941          $    -
               Loan receivable                 4,746               -
               Patents                         1,260               -
               Licenses / agreements          24,562             522
               Deferred costs                  1,847           1,873
               Investments                       750             250
               Other                           1,486           1,956
                                             -------          ------
                                             $48,592          $4,601
                                             =======          ======


         Goodwill, Patents and Licenses / Agreements

         The Company recorded goodwill in connection with its June 2002 acquisition of certain assets and assumption of certain liabilities of Enhance Pharmaceuticals, Inc. which included certain patents and license agreements (see Note 2).

         Loan receivable

         The Loan receivable relates to loans made to Natural Biologics LLC under the terms of the Natural Biologics Loan and Security Agreement dated June 3, 2002. The loans are secured by a security interest in inventory and certain other assets of Natural Biologics LLC and bear interest at the applicable federal rate as defined by the loan agreement (4.66% at June 30, 2002). All amounts owed under that agreement are due on June 3, 2007 (see Note 19).

         Investments

         Investment in GliaMed, Inc.

         Included in Other assets for the year ended June 30, 2002, is the Company's investment in GliaMed, Inc. ("GliaMed"), a private company that has created a platform of compounds designed for the treatment of neurodegeneration diseases and primary brain cancers.

         In January 2002, the Company purchased 364,583 of GliaMed Series A Convertible Preferred Stock for $500. The Company's investment represents less than 20% of the outstanding voting shares of GliaMed. The Company does not have the ability to exercise significant influence on GliaMed's operations and there was no readily determinable market value for the GliaMed Series A Convertible Preferred Stock, therefore, this investment has been accounted for using the cost method. A director of the Company is the Chairman of GliaMed (see Note 12).

         Investment in Gynetics, Inc.

         In September 1998, the Company made an investment in Gynetics that represented less than 20% of Gynetics' outstanding voting shares. Barr did not have the ability to exercise significant influence on Gynetics' operations and there was no readily determinable market value, therefore, the Company accounted for this investment using the cost method of accounting.

         In the quarter ended September 30, 2000, the Company reviewed the valuation of its investment related to Gynetics in light of numerous negative events that occurred in the quarter including product development delays and threatened litigation. Due to these events as well as continued operating difficulties at Gynetics that included extensive losses and negative operating cash flow, Barr concluded as of September 30, 2000, that its investment related to Gynetics was other than temporarily impaired and that as of September 30, 2000, its investment related to Gynetics should be written down to $0, the current realizable value.

(9)      ACCRUED LIABILITIES

         Included in Accrued liabilities as of June 30, 2002 and 2001 is approximately $23,175 and $1,056, respectively, related to amounts due under various profit sharing agreements related primarily to raw material supply arrangements.

(10)      LONG-TERM DEBT

         A summary of long-term debt is as follows:

                                                            June 30,
                                                            --------
                                                       2002          2001
                                                       ----          ----
Senior Unsecured Notes (a)                           $24,285      $25,714
Provident Bank mortgage notes (b)                     16,400       18,800
Equipment Financing (c)                                  614        2,370
Foothill Capital financing facilities: (d)
     Revolving credit facility                            --       17,123
     Intangible term note                                 --        3,667
     Equipment term note                                  --        2,860
Note payable to contract sales organization (e)           --          887
Installment notes payable                                 --           47
Unsecured Revolving Credit Facility (f)                   --           --
                                                     -------      -------
                                                      41,299       71,468

Less: Current Installments of Long-Term Debt           3,642        7,929
                                                     -------      -------
Total Long-Term Debt                                 $37,657      $63,539
                                                     =======      =======

         (a) The Senior Unsecured Notes of $24,285 include a $20,000, 7.01% Note due November 18, 2007 and $4,285, 6.61% Notes due November 18, 2004. Annual principal payments under the Notes total $1,427 through November 2002, $5,429 in 2003 and 2004, and $4,000 in 2005 through 2007.

                  The Senior Unsecured Notes contain certain financial covenants including restrictions on dividend payments not to exceed $10 million plus 75% of consolidated net earnings subsequent to June 30, 1997. The Company was in compliance with all such covenants as of June 30, 2002.

         (b) In March 2000 Duramed refinanced existing notes payable with a $12,000 note and an $8,000 note payable to Provident Bank. Provident holds a first mortgage on the Company's Cincinnati, Ohio manufacturing facility. Both notes are guaranteed by Solvay America, the parent of Solvay Pharmaceuticals.

                  The $12,000 note bears interest at the prime rate (4.75% at June 30, 2002) and requires monthly payments of

                  $100 plus interest for a ten-year period commencing April 1, 2000. The $8,000 note bears interest at the prime rate and requires monthly payments of $33 plus interest commencing on April 1, 2000. Principal payments for the $8,000 note are based upon a twenty-year amortization with a balloon payment due on March 1, 2010 of $4,000.

         (c) In April 1996, the Company signed a Loan and Security Agreement with BankAmerica Leasing and Capital Group that provided the Company up to $18,750 in financing for equipment to be purchased through October 1997. Notes entered into under this agreement require no principal payment for the first two quarters; bear interest quarterly at a rate equal to the London Interbank Offer Rate (LIBOR) plus 125 basis points; and have a term of 72 months. LIBOR was 1.86% and 3.84% at June 30, 2002 and June 30, 2001, respectively.

         (d) The initial term of the financing agreement with Foothill Capital Corporation ("Foothill") was through November 2002, with provisions for renewals. The financing agreement provided for a revolving credit facility, collateralized by the Company's trade receivables and two term notes. In connection with the Duramed merger, the financing agreement with Foothill Capital Corporation was terminated and all outstanding balances were paid in November 2001. As a result of the termination of the facility, the Company wrote-off approximately $247 in previously deferred financing costs, which resulted in an extraordinary loss. This extraordinary loss, net of taxes of $87, was $160.

         (e) The note payable to a contract sales organization represented the initial cost to establish the brand sales force that represents the Company's Cenestin product to the physician community. The firm with which the Company agreed to establish and manage the dedicated sales force agreed to finance its own startup costs over the 36-month term of the agreement in exchange for a monthly principal and interest payment by the Company. All outstanding principal and interest was repaid by the Company as of June 30, 2002.

         (f) The Company currently has no outstanding borrowings under its $40,000 Unsecured Revolving Credit Facility ("Revolver") with Bank of America, NA, which replaced its previous $20,000 Unsecured Revolving Credit Facility in February 2002. Borrowings under the Revolver bear interest based on the greater of either prime or the Federal Funds Rate, or LIBOR. In addition, the Company is required to pay a commitment fee based upon a calculation currently equal to 0.25% of the difference between the outstanding borrowings and $40,000. The Revolver expires in February 2005.

         Principal maturities of existing long-term debt for the next five years and thereafter are as follows:

                         Year Ending
                          June 30,
                          --------
                            2003                  $ 3,642
                            2004                    7,028
                            2005                    7,029
                            2006                    5,600
                            2007                    5,600
                         Thereafter                12,400


(11)     MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK

         The following discussion is related to preferred stock issued by Duramed prior to the merger with Barr.

         Series G

         On May 12, 2000, the Company completed a private placement of $10,000 of Series G Convertible preferred stock with an institutional investor. The preferred shares were immediately convertible to shares of the Company's common stock at a fixed price of $5.06 per share. The preferred stock paid a dividend of 5% annually, payable quarterly in arrears, on all unconverted preferred stock. The investor also received warrants which were valued at $765 to purchase 128,105 shares of common stock at a price of $21.47 per share, exercisable at any time before May 12, 2005. In conjunction with the Company's issuance of the Series G Convertible Preferred Stock, it recorded an adjustment of approximately $1,300 to properly reflect deemed dividends beyond the stated 5% dividend rate and a beneficial conversion feature as required by EITF 98-5 and 00-27. This adjustment, which reduced the carrying amount of the Series G Convertible Preferred Stock and increased additional paid-in capital, was being amortized through May 12, 2004 and reflected as additional deemed dividends. On September 24 and 28, 2001, the preferred shares were converted to 202,530 and 303,794 shares, respectively, of common stock pursuant to the original terms of the preferred stock. At the election of the holder of the preferred stock, the dividend for the quarter ended September 30, 2001 of $120 was satisfied by the issuance of 6,063 shares of common stock. The Company recorded both the dividend and the fair market valuation of $337 associated with the shares issued to satisfy the dividend as adjustments to additional paid in capital. Additionally, the Company wrote-off the remaining unamortized deemed dividend valuation adjustment of $913 and the unamortized Series G warrant valuation of $500 as adjustments to additional paid in capital.

         Series F

         In February 1998, the Company issued $12,000 in Series F convertible preferred stock, which as of February 3, 2000 had been converted in full into shares of common stock.

(12)     RELATED-PARTY TRANSACTIONS

         Dr. Bernard C. Sherman

         During the years ended June 30, 2002, 2001 and 2000, the Company purchased $3,332, $2,644 and $2,716, respectively, of bulk pharmaceutical material from companies affiliated with Dr. Bernard C. Sherman, the Company's largest shareholder and a director. In addition, the Company sold certain of its pharmaceutical products and bulk pharmaceutical materials to two other companies owned by Dr. Sherman. As of June 30, 2002, the Company's accounts receivable included $829 due from such companies.

         During fiscal 1996, the Company also entered into an agreement with a company owned by Dr. Sherman to share litigation and related costs in connection with its Fluoxetine patent challenge. For the years ended June 30, 2002, 2001 and 2000, the Company recorded $919, $2,867 and $668, respectively, in connection with such agreement as a reduction to Selling, general and administrative expenses and research and development expenses. Included in Cost of sales for the year ended June 30, 2002 is approximately $176,681 related to the related party's share of Fluoxetine profit's as defined in the profit sharing agreement.

         The Company also incurred $55 and $1,290 in expenses in the years ended June 30, 2002 and 2001, respectively, which were reimbursed by Dr. Sherman, related to a secondary stock offering, completed in May 2001, for the sale of 3.5 million shares of the Company's common stock, beneficially owned by Dr. Sherman.

         Edwin A. Cohen

         In accordance with the provisions of a consulting agreement, which expired on June 30, 2002, the Company's founder and Vice Chairman, Edwin A. Cohen, earned $200 in each of the years ended June 30, 2002, 2001 and 2000.

         Harold M. Chefitz

         Harold M. Chefitz, a member of the Company's Board of Directors serves as the Chairman of GliaMed, Inc., in which the Company has made an investment as described in Note 8.

(13)     INCOME TAXES

         A summary of the components of income tax expense is as follows:

                              Year Ended June 30,
                              -------------------
                    2002           2001           2000
                    ----           ----           ----
Current:
     Federal      $103,528       $37,218       $ 25,475
     State          12,719         5,655          4,100
                  --------       -------       --------
                   116,247        42,873         29,575
                  --------       -------       --------
Deferred:
     Federal         8,981        (3,603)       (20,983)
     State              90          (556)          (550)
                  --------       -------       --------
                     9,071        (4,159)       (21,533)
                  --------       -------       --------
Total             $125,318       $38,714       $  8,042
                  ========       =======       ========

Income tax expense for the years ended June 30, 2002, 2001 and 2000 is included in the financial statements as follows:

                                              Year Ended June 30,
                                              -------------------
                                     2002             2001            2000
                                     ----             ----            ----
Continuing operations             $ 125,405        $  38,714       $   8,042

Extraordinary loss on early
   extinguishment of debt               (87)              --              --
                                  ---------        ---------       ---------
                                  $ 125,318        $  38,714       $   8,042
                                  =========        =========       =========

The provision for income taxes differs from amounts computed by applying the statutory federal income tax rate to earnings before income taxes due to the following:

                                                         Year Ended June 30,
                                                         -------------------
                                                2002             2001             2000
                                                ----             ----             ----
Federal income taxes at statutory rate       $ 118,225        $  35,628        $   5,868
State income taxes,
  net of federal income tax effect               8,326            3,314            2,307
Other, net                                      (1,233)            (228)            (133)
                                             ---------        ---------        ---------
                                             $ 125,318        $  38,714        $   8,042
                                             =========        =========        =========

The temporary differences that give rise to deferred tax assets and liabilities as of June 30, 2002 and 2001 are as follows:

                                       2002            2001
                                       ----            ----
Deferred tax assets:
    Net operating loss               $ 26,599        $ 44,629
    Receivable reserves                17,282           5,464
    Inventory                           2,895           4,667
    Goodwill amortization               2,736           3,162
    Warrants issued                     6,350           6,657
    Capital loss carryforward           2,997              --
    Tax credit carryforward             4,159           3,382
    Investments                           992           1,019
    Other                               1,657           3,720
                                     --------        --------
Total deferred tax assets              65,667          72,700

Deferred tax liabilities:
    Plant and equipment                (9,328)         (8,751)
    Proceeds from supply agreement     (7,243)         (6,657)
    Investments                          (133)           (226)
    Other                              (1,030)           (197)
                                     --------        --------
Total deferred tax liabilities        (17,734)        (15,831)
Less valuation allowance               (8,455)         (8,413)
                                     --------        --------
Net deferred tax asset               $ 39,478        $ 48,456
                                     ========        ========

At June 30, 2002 and 2001, as a result of the merger with Duramed, the Company had cumulative net operating loss carryforwards of approximately $66,900 and $110,000, respectively, for federal and state income tax purposes, which will expire in the years 2011 to 2015. There is an annual limitation on the utilization of the net operating loss carryforward, which is calculated under Internal Revenue Code Section 382.

         The tax credit carryforward is primarily comprised of credits related to research and development activities which expire in the years 2003 to 2021.

         The Company has established a valuation allowance to reduce the deferred tax asset recorded for certain tax credits, capital loss carryforwards, and certain net operating loss carryforwards. A valuation allowance is recorded because based on available evidence, it is more-likely-than-not that a deferred tax asset will not be realized. The valuation allowance reduces the deferred tax asset to the Company's best estimate of the net deferred tax asset which, more-likely-than-not, will be realized. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are likely to be realized.

(14)     SHAREHOLDERS' EQUITY

         Employee Stock Option Plans

         The Company has two stock option plans, the Barr Laboratories, Inc. 1993 Stock Incentive Plan (the "1993 Option Plan") and the Barr Laboratories, Inc. 1986 Option Plan, which were approved by the shareholders and which authorize the granting of options to officers and employees to purchase the Company's common stock at a price equal to the market price on the date of grant. Effective June 30, 1996, options are no longer granted under the 1986 Option Plan. For fiscal 2002, 2001 and 2000, there were no options that expired under this plan.

         All options granted prior to June 30, 1996, under the 1993 Option Plan and 1986 Option Plan, are exercisable between one and two years from the date of grant and expire ten years after the date of grant except in cases of death or termination of employment as defined in each Plan. All options outstanding on October 24, 2001 became fully vested upon completion of the merger. Options granted after October 24, 2001 are exercisable between one, three and five years from the date of grant. Through fiscal 2000, no option had been granted under either the 1993 Option Plan or the 1986 Option Plan at a price below the current market price of the Company's common stock on the date of grant. In fiscal 2001, options for 30,000 shares were granted to a key executive as part of her employment agreement at various prices below the current market price on the date of grant. The total value of the discount associated with this grant was $896 and was being amortized over the five-year vesting period of the options. In fiscal 2001, the amortization of the discount totaled $281. In fiscal 2002, these options fully vested as the result of the merger and the remaining discount of $615 was expensed.

         In addition, the Company has options outstanding under the terms of various former Duramed plans. This includes the 1986 Stock Option Plan (the "Duramed 1986 Plan"), the 1988 Stock Option Plan (the "1988 Plan"), the 1997 Stock Option Plan (the "1997 Plan"), and the 2000 Stock Option Plan (the "2000 Plan"). All outstanding options under the Duramed plans vested as of October 24, 2001, the effective date of the merger except for, as provided by the Plan, certain senior executives of Duramed. Such options were assumed by Barr under the same terms and conditions as were applicable under the Duramed stock option plans under which the options were granted. The number of options and related exercise prices have been adjusted to a Barr equivalent number of options and exercise price pursuant to the merger. Subsequent to October 24, 2001, additional options will not be granted under these plans.

         A summary of the activity for the three fiscal years ended June 30, 2002 is as follows:

                                                                WEIGHTED-AVERAGE
                                                NO. OF SHARES     OPTION PRICE
                                                -------------     ------------
Outstanding at 6/30/99                            3,092,893        $   13.33

Granted                                             815,113            26.20
Canceled                                            (35,573)           20.80
Exercised                                          (734,129)            8.26
                                                  ---------
Outstanding at 6/30/00                            3,138,304            17.78

Granted                                             827,798            48.82
Canceled                                            (83,091)           31.12
Exercised                                          (507,188)           13.90
                                                  ---------
Outstanding at 6/30/01                            3,375,823            25.64

Granted                                             670,008            79.34
Adjustment for pooling                              (31,718)           32.95
Canceled                                            (55,889)           57.76
Exercised                                          (674,503)           21.87
                                                  ---------
Outstanding at 6/30/02                            3,283,721        $   36.96
                                                  =========

Available for Grant (5,918,750 authorized)        1,147,751

Exercisable at 6/30/00                            1,829,658        $   12.85
Exercisable at 6/30/01                            1,840,699        $   15.74
Exercisable at 6/30/02                            3,004,353        $   36.03

         Available for grant and authorized amounts are for the 1993 Employee plan only, because as of June 30, 2002 options are no longer granted under any of the other option plans discussed above.

         Non-Employee Directors' Stock Option Plans

         During fiscal year 1994, the shareholders ratified the adoption by the Board of Directors of the Barr Laboratories, Inc. 1993 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). This plan, among other things, enhances the Company's ability to attract and retain experienced directors. In October 1999, the number of shares which each non-employee director is optioned was decreased from 7,500 to 5,000 shares on the grant date. Effective October 2000, as a result of Barr's 3-for-2 stock split in June 2000, the number of shares which each non-employee director is optioned is 7,500 shares on the grant date.

         All options granted under the Directors' Plan have ten-year terms and are exercisable at an option exercise price equal to the market price of the common stock on the date of grant. Each option is exercisable on the date of the first annual shareholders' meeting immediately following the date of grant of the option, provided there has been no interruption of the optionee's service on the Board before that date.

         Duramed had a Stock Option Plan for Non-employee Directors (the "1991 Duramed Directors' Plan") under which each new non-employee director was granted, at the close of business on the date he or she first became a director, options to purchase 2,562 shares of common stock. Annually, each then serving non-employee director, other than a new director, was also automatically granted options to purchase 1,281 shares of common stock at a price equal to the closing market price on the date of grant. Options granted under the 1991 Duramed Directors' Plan expire 10 years after the date of grant. Subsequent to October 24, 2001, options will no longer be granted under this plan.

         On October 24, 2001, all outstanding options under the Directors' Plan and the 1991 Duramed Directors' Plan became fully vested upon completion of the merger.

         The following is a summary of activity for the three fiscal years ended June 30, 2002:

                                             NO. OF SHARES   OPTION PRICE
                                             -------------   ------------
Outstanding at 6/30/99                          427,801        $   15.95

Granted                                          43,905            21.42
Exercised                                       (52,500)            8.30
                                                -------
Outstanding at 6/30/00                          419,206            17.53

Granted                                          60,186            59.22
Cancelled                                        (2,562)           32.51
Exercised                                       (58,875)           17.88
                                                -------
Outstanding at 6/30/01                          417,955            23.42

Granted                                          90,000            74.92
Adjustment for pooling                           10,248            36.92
Canceled                                         (6,148)           33.52
Exercised                                       (22,248)           18.39
                                                -------
Outstanding at 6/30/02                          489,807        $   33.23
                                                =======

Available for grant (943,750 authorized)        197,875

Exercisable at 6/30/00                          375,301        $   17.04
Exercisable at 6/30/01                          360,331        $   17.51
Exercisable at 6/30/02                          399,807        $   23.84


         Available for grant and authorized amounts are for the Directors' Plan only, because options are no longer granted under the 1991 Duramed Directors' Plan.

         Employee Stock Purchase Plan

         During fiscal 1994, the shareholders ratified the adoption by the Board of Directors of the 1993 Employee Stock Purchase Plan (the "Purchase Plan") to offer employees an inducement to acquire an ownership interest in the Company. The Purchase Plan permits eligible employees to purchase, through regular payroll deductions, an aggregate of 675,000 shares of common stock at approximately 85% of the fair market value of such shares. Under the Purchase Plan, 29,651, 50,295 and 60,874 shares of common stock were purchased during the years ended June 30, 2002, 2001 and 2000, respectively.

         Warrants

         Warrants issued by Duramed prior to the merger with Barr.

         On September 13, 1996, in connection with the acquisition of the assets of Hallmark Pharmaceuticals, Inc., the Company issued warrants to purchase 102,480 shares of the Company's common stock at an exercise price of $97.58 per share. These warrants were repriced on September 12, 1997 to $39.03 per share. The warrants had a term of five years and were fully vested as of March 25, 1999. During calendar year 2000, based on an antidilutive clause in the purchase contract, the exercise price was adjusted to $34.29 and the number of warrants to purchase shares of the Company's common stock was adjusted to 116,509. As of June 30, 2002, there were no warrants outstanding.

         On June 5, 1997, in connection with the issuance of Series E preferred stock, the Company granted warrants to purchase 5,124 shares of the Company's common stock at an exercise price of $16.83 per share. The warrants vested immediately and, unless sooner exercised, expired on June 5, 2000.

         On February 4, 1998, in conjunction with the issuance of the Series F preferred stock, the Company granted warrants to purchase 140,916 shares of the Company's common stock. Of the total amount, warrants for 128,106 shares were issued to investors of the Series F preferred stock at an exercise price of $22.40 per share. These warrants vested on October 2, 1998 and expire on October 2, 2002. The warrants require for-cash exercise unless the Company elects to allow a cashless exercise. As of June 30, 2002, warrants for 128,106 shares granted to investors of the Series F preferred stock were outstanding. The remaining 12,810 warrants were granted at an exercise price of $20.37 per share. The warrants vested immediately and expired on February 4, 2001. As of June 30, 2002, 11,145 warrants were exercised and 1,665 warrants expired.

         During 1999, in conjunction with an amendment to a financing agreement, the Company granted to its bank warrants to purchase 28,182 shares of the Company's common stock at an exercise price of $49.92. These warrants vested immediately and expire four years from the date of grant. In December 1999, the financing agreement was amended to reset the exercise price of 50% of the warrants to $35.13 per share. During 2000, based on an antidilutive clause in the agreement, the number of warrants was adjusted to 29,485. The price of 14,856 warrants was adjusted to $47.35 and the remaining 14,630 warrants were repriced to $33.83. In November 2001 and January 2002 a total of 25,464 of the warrants were exercised. As of June 30, 2002, warrants for 4,021 shares were outstanding with an expiration of July 2009.

         On May 12, 2000, in combination with the issuance of Series G preferred stock, the Company granted warrants to purchase 128,105 common shares at a price of $21.47 per share. The warrants vested immediately and expire on May 12, 2005. As of June 30, 2002, all of these warrants remained outstanding.

         DuPont Warrants / Warrant Subscription Receivable

         The Company issued warrants granting DuPont the right to purchase 750,000 shares of Barr's common stock at $31.33 per share, and 750,000 shares at $38.00 per share, respectively. Each warrant is immediately exercisable and expires in March 2004. As of June 30, 2001, DuPont had sold its rights to all the warrants to other third parties. None of the options have been exercised as of June 30, 2002.

         In connection with the issuance of such warrants, the Company recorded $16,418 as the fair value of the warrants as a subscription receivable in the shareholders' equity section of the Consolidated Balance Sheet at June 30, 2000. The amount was calculated using a Black-Scholes option pricing model with the following assumptions at the grant date: dividend yield of 0%; expected volatility of 38%; weighted-average risk-free interest rate of 7.13% and expected term of 4 years. For the years ended June 30, 2001 and 2000, the Company applied $1,835 and $14,584, respectively, earned under the three agreements with DuPont as a reduction of the warrant subscription receivable. In September 2000, when the warrant receivable was reduced to zero, the Company began to report all revenues earned under the DuPont agreements as Development and other revenue on the Consolidated Statements of Operations.

         Accounting for Stock-Based Compensation Plans

         The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related Interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   2002              2001               2000
                                                   ----              ----               ----
Net earnings applicable       As reported       $ 210,269          $ 62,566           $ 10,305
to common shareholders        Pro forma         $ 192,697          $ 56,671           $  6,221

Net earnings per share        As reported       $    4.88          $   1.49           $   0.26
                              Pro forma         $    4.47          $   1.35           $   0.16

Net earnings per share-       As reported       $    4.63          $   1.40           $   0.25
assuming dilution             Pro forma         $    4.24          $   1.27           $   0.15

         The weighted average fair value of the options granted at market during the years ended June 30, 2002, 2001 and 2000 was $25.66, $20.49 and
         $13.19 per share, respectively. The weighted average fair value of the options granted in fiscal 2001, which were below the current market price on the date of grant, was $42.02 per share. The fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2002, 2001 and 2000, respectively: dividend yield of 0%; expected volatility of 46.96%, 51.30% and 54.84%; weighted-average risk-free interest rates of 3.62%, 5.25% and 6.01%; and expected option lives of 3 years for all plans.

         The pro forma results for fiscal 2002 reflect the accelerated vesting of options as a result of the merger with Duramed as described in Note 2.

         The following table summarizes information about stock options and warrants outstanding at June 30, 2002:

                              Options and Warrants Outstanding              Options and Warrants Exercisable
                              --------------------------------              --------------------------------
                                       Weighted
   Range of           Number           Average              Weighted           Number           Weighted
   Exercise        Outstanding        Remaining             Average         Exercisable          Average
    Prices          at 6/30/02     Contractual Life      Exercise Price      at 6/30/02      Exercise Price
    ------          ----------     ----------------      --------------      ----------      --------------
 3.03 - 12.86         846,652            3.11                $8.40             846,652            $8.40
13.19 - 22.61       1,004,070            4.74                $21.01            977,332           $21.05
22.68 - 31.33       1,505,472            4.16                $28.53          1,391,135           $28.66
32.41 - 38.00         822,751            2.13                $37.57            819,218           $37.59
38.42 - 75.82         841,253            8.47                $61.11            625,493           $57.51
76.31 - 86.06         513,562            9.11                $81.65            504,562           $81.75
                    ---------                                                ---------
                    5,533,760                                                5,164,392
                    =========                                                =========

(15)     SAVINGS AND RETIREMENT PLANS

         The Company has a savings and retirement plan (the "401(k) Plan") which is intended to qualify under Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the 401(k) Plan in the first month following the month of hire. Participating employees may contribute up to a maximum of 12% of their earnings before or after taxes. The Company is required, pursuant to the terms of its union contract, to contribute to each union employee's account an amount equal to the 2% minimum contribution made by such employee. The Company may, at its discretion, make cash contributions equal to a percentage of the amount contributed by an employee to the 401(k) Plan up to a maximum of 10% of such employee's compensation. Participants are always fully vested with respect to their own contributions and any profits arising therefrom. Participants become fully vested in the Company's contributions and related earnings after five full years of employment.

         Duramed had a defined contribution plan, the "Duramed Pharmaceuticals, Inc. 401(k) / Profit Sharing Plan" ("Duramed Plan" or "Plan") available to all employees. The Plan provided for Duramed to match 50% of employee contributions to a maximum of 3% of each employee's compensation. Prior to October 2001, Duramed's matching contribution was made with Duramed's common stock, as permitted by the Plan. The Plan also had a profit sharing provision at the discretion of Duramed's board of directors. Duramed did not make a profit sharing contribution to the Plan. All full-time employees were eligible to participate in the deferred compensation and company matching provisions of the Plan. Employees were immediately vested with respect to the company matching provisions of the Plan.

         On January 1, 2002 the Duramed Plan was merged with the Barr 401(k) Plan and the participants of the Duramed Plan became eligible for participation in the Barr 401(k) Plan. The Company's contributions to the 401(k) Plans were $4,790, $3,304 and $2,953 for the years ended June 30, 2002, 2001 and 2000, respectively.

         In fiscal 2000, the Board of Directors approved a non-qualified plan ("Excess Plan") that enables certain executives to defer up to 10% of their compensation in excess of the qualified plan. The Company may, at its discretion, contribute a percentage of the amount contributed by the individuals covered under this Excess Plan to a maximum of 10% of such individual's compensation. In fiscal years 2002, 2001 and 2000, the Company chose to make contributions at the 10% rate to this plan. As of June 30, 2002 and 2001, the Company had an asset and matching liability for the Excess Plan of $1,394 and $847, respectively.

         The Company has an unfunded pension plan covering two non-employee directors of Duramed who were elected prior to 1998 and who had served on Duramed's Board for at least five years. At the time of the merger with Barr, two Duramed directors were eligible to receive benefits. The plan provides an annual benefit, payable monthly over each director's life, from the time a participating director ceased to be a member of the Board, equal to 85% and 60%, respectively, of the director's most recent annual Board fee, as adjusted annually to reflect changes in the Consumer Price Index. As of June 30, 2002, the Company has recorded $490 as a long-term liability representing the present value of the estimated future benefit obligation to the eligible directors. The right of a director to receive benefits under the plan is forfeited if the director engages in any activity determined by the Board to be contrary to the best interests of the Company.

(16)     OTHER INCOME

         A summary of other income is as follows:

                                                         Year Ended June 30,
                                                         -------------------
                                                  2002          2001           2000
                                                  ----          ----           ----
Net (loss) gain on sale of assets               $    --       $  (302)       $   470
Net gain (loss) on sale of securities                --         6,671           (141)
Litigation settlement                             2,000            --             --
Bristol-Myers Squibb termination payments         5,600            --             --
Write-off related to Gynetics                        --        (2,450)            --
Other                                                56          (271)            18
                                                -------       -------        -------
Other income                                    $ 7,656       $ 3,648        $   347
                                                =======       =======        =======

         For the year ended June 30, 2001, the net gain on sale of securities consists primarily of the gain realized on the sale of the investment in Galen Holdings plc, formerly Warner Chilcott plc.

         For the year ended June 30, 2000, loss on sale of securities included a $343 gain resulting from the receipt of 500,000 warrants from Halsey Drug Company, Inc. in exchange for rights to several pharmaceutical products (see Note 7).

(17)     MERGER-RELATED COSTS

         As a result of the acquisition of Duramed discussed in Note 2, the Company incurred pre-tax merger-related expenses for the year ended June 30, 2002 of approximately $31,449, which is included in the Consolidated Statements of Operations as Merger-related costs. Such expenses include approximately $13,000 in direct transaction costs such as investment banking, legal and accounting costs, as well as, approximately $7,000 in costs associated with facility and product rationalization and $11,000 in severance costs. Portions of these expenses are not tax deductible. The severance costs include approximately $7,000 intended to satisfy the change in control payments under certain previously existing employment contracts along with the expected cost associated with terminating approximately 120 former Duramed employees primarily representing certain manufacturing and general and administrative functions. As of June 30, 2002, all of the direct transaction costs and approximately $3,600 in involuntary termination benefits, for approximately 103 people, have been paid and charged against the liability leaving a remaining liability balance of approximately $1,600. Approximately $700 of the remaining $1,600 liability relates to severance and change in control payments which are expected to be paid over the next twelve months. The balance of $900 primarily relates to lease commitments which will be paid over the next two fiscal years.

(18)     COMMON STOCK REPURCHASE

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

(19)     COMMITMENTS AND CONTINGENCIES

         The Company is party to various leases which relate to the rental of office facilities and equipment. The Company believes it will be able to extend such leases, if necessary. Rent expense charged to operations was $1,444, $2,043 and

         $2,545 in fiscal 2002, 2001 and 2000, respectively. The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs under noncancellable long-term lease commitments at June 30, 2002. Such payments total $3,981 for operating leases. The net present value of such payments on capital leases was $6,676 after deducting executory costs and imputed interest of $271 and $1,755, respectively.

                                               Year Ending June 30,
                                               --------------------
                              2003         2004         2005         2006         2007        Thereafter
                              ----         ----         ----         ----         ----        ----------
Operating leases             $1,935       $1,473       $  570       $    3       $   --         $     --

Capital leases                2,510        2,207        1,846        1,487          652               --
                             ------       ------       ------       ------       ------         --------
Minimum lease payments        4,445        3,680        2,416        1,490          652               --
                             ======       ======       ======       ======       ======         ========

         Product Liability

         The Company maintains primary and excess layers of product liability insurance up to $15,000 and additional excess coverage for claims from $25,000 to $50,000. No significant product liability suit has ever been filed against the Company. However, if one were filed and such a case were successful against the Company, it could have a material adverse effect upon the business and financial condition of the Company to the extent such judgment was not covered by insurance or exceeded the policy limits.

         Business Development Venture

         In fiscal 2002, the Company entered into a Loan and Security ("Loan") agreement with Natural Biologics, the raw material supplier of its generic conjugated estrogens product. The Company believes that the raw material is pharmaceutically equivalent to raw material used to produce Wyeth's Premarin(R). Under the terms of the loan agreement, absent the occurrence of a material adverse event as defined, the Company could loan Natural Biologics up to $35,000 over a three-year period and make payments totaling $35,000 based on achieving certain legal and product approval milestones, including approval of a generic product. The Company expects to loan Natural Biologics approximately $9,200, $8,300 and $2,800 during fiscal 2003, 2004 and 2005, respectively. The Loan agreement also provides for a loan of $10,000 based upon the successful outcome of pending legal proceedings, which could occur in fiscal 2003. The loans mature on June 3, 2007. As of June 30, 2002, the Company had loaned approximately $4,700 under this agreement (See Note 8).

         Litigation Settlement

         On October 22, 1999 the Company reached a settlement agreement with Schein Pharmaceutical, Inc. (now part of Watson Pharmaceuticals, Inc.) relating to a 1992 agreement regarding the pursuit of a generic conjugated estrogens product. Under the terms of the settlement, Schein gave up any claim to rights in Cenestin in exchange for a payment of $15,000, which was paid to Schein in 1999. An additional $15,000 payment is required under the terms of the settlement if Cenestin achieves total profits (product sales less product-specific cost of goods sold, sales and marketing and other relevant expenses) of greater than $100,000 over any five year or less period within the next 12 years.

         Class Action Lawsuits

         To date, the Company has been named in 38 class action complaints filed in state and federal courts by direct and indirect purchasers of Ciprofloxacin (Cipro(R)) from 1997 to present against the Company, Bayer Corporation, The Rugby Group, Inc. and others. The complaints allege that the 1997 Bayer-Barr patent litigation settlement agreement was in violation of federal antitrust laws and/or state antitrust and consumer protection laws on the grounds that the agreement was allegedly anti-competitive.

         To date, approximately 33 consumer or third party payor class action complaints have been filed in state and federal courts against Zeneca, Inc., AstraZeneca Pharmaceuticals LP and the Company. The complaints allege, among other things, that the 1993 settlement of patent litigation between Zeneca, Inc. and the Company violates the antitrust laws, insulates Zeneca, Inc. and the Company from generic competition and enables Zeneca, Inc. and Barr to charge artificially inflated prices for Tamoxifen Citrate.

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

         Fluoxetine Hydrochloride Suits

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

         Desogestrel/Ethinyl Estradiol Suit

         In May 2000, the Company filed an Abbreviated New Drug Application ("ANDA") seeking approval from the FDA to market the tablet combination of desogestrel/ethinyl estradiol tablets and ethinyl estradiol tablets, the generic equivalent of Organon Inc.'s Mircette(R) oral contraceptive regimen. The Company notified Bio-Technology General Corp. ("BTG"), the owner of the patent for the Mircette product, pursuant to the provisions of the Hatch-Waxman Act and BTG filed a patent infringement action in the United States District Court for the District of New Jersey seeking to prevent Barr from marketing the tablet combination. On December 17, 2001, the United States District Court for the District of New Jersey granted summary judgement, finding that Barr's product did not infringe the patent at issue in the case. Subsequently, the patent holder filed an appeal of the lower court's ruling. On April 8, 2002, the FDA granted final approval for Barr's application and Barr launched its product. If the patent holder's appeal is successful, the Company could be liable for damages for patent infringement, which could have a material adverse impact on the Company's consolidated financial statements.

         Adderall Trade Dress Infringement Suit

         On May 1, 2002, Shire Richwood Inc. ("Shire") filed a lawsuit in the United States District Court for the District of New Jersey against Barr claiming that Barr's generic Adderall product uses trade dress that is similar in appearance to Shire's Adderall(R) product. Shire is seeking a preliminary injunction to restrain Barr from using the trade dress and to have Barr recall from the marketplace any product sold in such trade dress. The Company believes that this lawsuit is without merit and opposed Shire's request for a preliminary injunction. On June 3, 2002, the District Court heard oral argument on Shire's preliminary injunction motion and took the matter under advisement. No order has issued to date. The Company does not expect the on-going litigation to cause any disruption in the manufacturing and sale of its generic Adderall product or to affect the status of product currently in the marketplace. However, if the injunction is granted, this could have a material adverse impact on the Company's consolidated financial statements.

         Termination of Solvay Co-Marketing Relationship

         On March 31, 2002, Barr gave notice of its intention to terminate on June 30, 2002 the relationship between Barr and Solvay Pharmaceuticals, Inc. ("Solvay") which covered the joint promotion of Barr's Cenestin tablets and Solvay's Prometrium(R) capsules. Solvay has disputed Barr's right to terminate the relationship and claims it is entitled to substantial damages and has notified Barr that it has demanded arbitration of this matter. The Company believes its actions are well founded but if the Company is incorrect, the matter could have a material adverse impact on the Company's consolidated financial statements.

         Lemelson

         On November, 23, 2001, the Lemelson Medical, Education & Research Foundation, LP filed an action in the United States District Court for the District of Arizona alleging patent infringement against many defendants, including Barr, involving "machine vision" or "computer image analysis." On March 20, 2002, the court entered on Order of Stay in the Proceedings, pending the resolution of another suit that involves the same patents, but does not involve us.

         Other Litigation

         As of June 30, 2002, the Company was involved with other lawsuits incidental to its business, including patent infringement actions. Management of the Company, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have a material adverse effect on the Company's consolidated financial statements.

         Administrative Matters

         On June 30, 1999, the Company received a civil investigative demand ("CID") and a subpoena from the FTC, that sought documents and data relating to the January 1997 agreements resolving the patent litigation involving Ciprofloxacin hydrochloride, which had been pending in the U.S. District Court for the Southern District of New York. The CID was limited to a request for information and did not allege any wrongdoing. The FTC is investigating whether Barr, through the settlement and supply agreements, has engaged in activities in violation of the antitrust laws. Barr continues to cooperate with the FTC in this investigation.

         On May 1, 2001, the Texas Attorney General's Office, as a liaison on behalf of a group of state Attorney Generals, served the Company with a civil investigative demand relating to the settlement of the Ciprofloxacin patent challenge. At the Attorney General's request, Barr entered into an agreement with the states to allow them to investigate the Cipro settlement. In December 2001 Barr was notified that the Attorney Generals closed their investigation.

         In 1998 and 1999, the Company was contacted by the Department of Justice ("DOJ") regarding the March 1993 settlement of the Tamoxifen patent challenge litigation. On May 6, 2002 Barr received notification that the DOJ had officially closed its investigation of this matter.

         On August 17, 2001, the Oregon Attorney General's Office, as liaison on behalf of a group of state Attorneys General, served the Company with a civil investigative demand relating to its investigation of our settlement of the Tamoxifen patent challenge with AstraZeneca. The investigative demand requests the production of certain information and documents that may assist the Attorney General in its investigation. The Company is reviewing the demand and intends to fully cooperate with the Attorney General's office in its investigation.

         The Company believes that the patent challenge settlements being investigated represent a pro-consumer and pro-competitive outcome to the patent challenge cases. The Company believes that once all the facts are considered, and the benefits to consumers are assessed, that these investigations will be satisfactorily resolved as they have been by DOJ, regarding Tamoxifen and the Texas Attorney General, regarding Ciprofloxacin. However, consideration of these matters could take considerable time, and any adverse judgment could have a material adverse impact on its consolidated financial statements.

         In the spring of 2001 the FTC issued special orders to approximately 100 pharmaceutical companies related to an inquiry into alleged anti-competitive practices in the entire pharmaceutical industry, including practices relating to patent challenge settlements. Barr received its special order on April 30, 2001 and has provided responses to the FTC. The FTC recently completed the study of patent settlements in the pharmaceutical industry and made recommendatons to Congress to modify Hatch-Waxman in certain respects. The FTC's primary recommendations include permitting only one automatic 30 month stay per drug product per ANDA to resolve infringement disputes over patents listed in the Orange Book prior to this filing date of the generic applicant's ANDA; and, requiring brand-name pharmaceutical companies and first generic applicants to provide copies of certain agreements to the FTC.

         In May 2001, the Company received a subpoena, issued by the Commonwealth of Massachusetts Office of the Attorney General, for the production of documents related to pricing and Medicaid reimbursement of select products in Massachusetts. Barr is one of a number of pharmaceutical companies that have received such subpoenas. Barr is cooperating with the inquiry and believe that all of its product agreements and pricing decisions have been lawful and proper.

(20)     QUARTERLY DATA (UNAUDITED)
         A summary of the quarterly results of operations is as follows:

                                                                                    THREE MONTH PERIOD ENDED
                                                                                    ------------------------
                                                                  SEPT. 30          DEC. 31           MAR. 31           JUNE 30
                                                                  --------          -------           -------           -------
FISCAL YEAR 2002:
Total revenues                                                  $   352,103       $   366,090       $   261,411       $   209,380
Cost of sales                                                       203,834           227,064           139,142           106,283

Earnings before extraordinary loss on early extinguishment
     of debt                                                         72,155            42,251            53,107            44,866
Net earnings applicable to common shareholders                       70,205            42,091            53,107            44,866

EARNINGS PER COMMON SHARE - ASSUMING DILUTION

Earnings before extraordinary loss (1)                          $      1.61       $      0.91       $      1.17       $      0.98
                                                                ===========       ===========       ===========       ===========
Net earnings (1)                                                $      1.56       $      0.91       $      1.17       $      0.98
                                                                ===========       ===========       ===========       ===========

PRICE RANGE OF COMMON STOCK (2)

High                                                            $     90.60       $     90.00       $     80.00       $     72.35
Low                                                                   62.00             59.25             62.15             58.30

                                                                  SEPT. 30          DEC. 31            MAR. 31           JUNE 30
                                                                  --------          -------            -------           -------
FISCAL YEAR 2001 (3):
Total revenues                                                  $   119,731       $   148,985       $   159,781       $   164,654
Cost of sales                                                        79,254           100,176           106,815           104,864

Net earnings applicable to common shareholders                        7,688            16,795            17,974            19,686

EARNINGS PER COMMON SHARE - ASSUMING DILUTION

Net earnings (1)                                                $      0.17       $      0.38       $      0.40       $      0.44
                                                                ===========       ===========       ===========       ===========

PRICE RANGE OF COMMON STOCK (2)

High                                                            $     80.13       $     77.19       $     75.59       $     77.15
Low                                                                   43.63             54.19             44.50             48.28


         (1) The sum of the individual quarters may not equal the full year amounts due to the effects of the market prices in the application of the treasury stock method. During its two most recent fiscal years, the Company paid no cash dividend.

         (2) The Company's common stock is listed and traded on the New York Stock Exchange under the symbol "BRL". At June 30, 2002, there were approximately 1,400 shareholders of record of common stock. The Company believes that a significant number of beneficial owners hold their shares in street names.

         (3) Data for fiscal year June 30, 2001 has been restated to include the effects of the Duramed merger as described in Notes 1 and 2.

SCHEDULE II

BARR LABORATORIES, INC.

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
(IN THOUSANDS OF DOLLARS)

                                       BALANCE AT     ADDITIONS,     RECOVERY
                                        BEGINNING     COSTS AND       AGAINST    DEDUCTIONS,     POOLING       BALANCE AT
                                         OF YEAR       EXPENSE      WRITE-OFFS   WRITE-OFFS     ADJUSTMENT    END OF YEAR
                                         -------       -------      ----------   ----------     ----------    -----------
Allowance for doubtful accounts:
Year ended June 30, 2000                $     399     $     155     $       4     $     221     $      --      $     337
Year ended June 30, 2001                      337            80            18           234            --            201
Year ended June 30, 2002                      201            80            --            --            --            281

Reserve for returns and allowances:
Year ended June 30, 2000                    3,174        10,079            --         8,499                        4,754
Year ended June 30, 2001                    4,754        14,466            --         9,996                        9,224
Year ended June 30, 2002                    9,224        76,935            --        57,136           (44)        28,979

Inventory reserves:
Year ended June 30, 2000                   15,659         4,912            --         6,553                       14,018
Year ended June 30, 2001                   14,018         7,691            --         9,270                       12,439
Year ended June 30, 2002                   12,439        12,847            --        15,364           314         10,236