Form 10-Q
period 2002-09-30
BARR LABORATORIES INC
filed 2002-11-14
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2002 or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Number of shares of common stock outstanding as of September 30, 2002: 43,863,830

                             BARR LABORATORIES, INC.

                               INDEX TO FORM 10-Q

                                                                                       PAGE
PART I   FINANCIAL INFORMATION                                                        NUMBER
                                                                                      ------
Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheets as of September 30, 2002 (unaudited)
               and June 30, 2002 ...............................................        1

             Consolidated Statements of Operations for the three months
               ended September 30, 2002 and 2001 (unaudited) ...................        2

             Consolidated Statements of Cash Flows for the three months
               ended September 30, 2002 and 2001 (unaudited) ...................        3

             Notes to Consolidated Financial Statements (unaudited) ............        4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...........................................       17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ............       29

Item 4.  Controls and Procedures ...............................................       29

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings .....................................................       31

Item 2.  Changes in Securities and Use of Proceeds .............................       31

Item 6.  Exhibits and Reports on Form 8-K ......................................       31

         Signatures and Rule 13a-14 Certifications .............................       32

                             BARR LABORATORIES, INC.
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                                  SEPTEMBER 30,
                                                                                      2002              JUNE 30,
                                                                                   (UNAUDITED)            2002
                                                                                  -------------        ---------
                                       ASSETS
Current assets:
    Cash and cash equivalents                                                        $ 355,522         $ 331,257
    Marketable securities                                                                5,000                --
    Accounts receivable                                                                 99,890           103,168
    Other receivables                                                                   24,133            23,230
    Inventories                                                                        116,136           151,133
    Deferred income taxes                                                               18,208            18,208
    Prepaid expenses                                                                    13,669             7,852
                                                                                     ---------         ---------
      Total current assets                                                             632,558           634,848

Property, plant and equipment, net  of accumulated depreciation
    of $91,610 and $87,419, respectively                                               180,536           165,522
Deferred income taxes                                                                   21,304            21,270
Marketable securities                                                                   15,414            15,502
Patents and product licenses, net                                                       27,498            28,200
Goodwill                                                                                14,118            13,941
Other assets                                                                            11,649             9,271
                                                                                     ---------         ---------

      Total assets                                                                   $ 903,077         $ 888,554
                                                                                     =========         =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $  64,932         $ 110,879
    Accrued liabilities                                                                 45,773            51,438
    Current portion of long-term debt                                                    3,362             3,642
    Current portion of capital lease obligations                                         1,602             1,695
    Income taxes payable                                                                30,080             9,801
                                                                                     ---------         ---------
      Total current liabilities                                                        145,749           177,455

Long-term debt                                                                          37,257            37,657
Long-term capital lease obligations                                                      4,670             4,977
Other liabilities                                                                        2,347             1,933

Commitments & Contingencies

Shareholders' equity:
    Preferred stock $1 par value per share; authorized 2,000,000; none issued
    Common stock $.01 par value per share; authorized 100,000,000;
      issued 44,050,762 and 43,792,170, respectively                                       441               438
    Additional paid-in capital                                                         296,354           291,637
    Retained earnings                                                                  416,923           375,066
    Accumulated other comprehensive income                                                  44                99
                                                                                     ---------         ---------
                                                                                       713,762           667,240
    Treasury stock, at cost: 186,932 shares                                               (708)             (708)
                                                                                     ---------         ---------
      Total shareholders' equity                                                       713,054           666,532
                                                                                     ---------         ---------

      Total liabilities and shareholders' equity                                     $ 903,077         $ 888,554
                                                                                     =========         =========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       2002           2001
                                                    ---------       --------
Revenues:
    Product sales                                   $ 218,716       $346,395
    Development and other revenue                       1,712          5,708
                                                    ---------       --------
Total revenues                                        220,428        352,103

Costs and expenses:
    Cost of sales                                     110,919        203,834
    Selling, general and administrative                31,312         27,647
    Research and development                           21,138         17,561
                                                    ---------       --------

Earnings from operations                               57,059        103,061

Proceeds from patent challenge settlement               8,563          7,938
Interest income                                         1,497          1,837
Interest expense                                          448          1,291
Other (income) expense                                    (34)            13
                                                    ---------       --------

Earnings before income taxes                           66,705        111,532

Income tax expense                                     24,848         39,377
                                                    ---------       --------

Net earnings                                           41,857         72,155

Preferred stock dividends                                  --            457
Deemed dividend on convertible preferred stock             --          1,493
                                                    ---------       --------

Net earnings applicable to common shareholders      $  41,857       $ 70,205
                                                    =========       ========

Earnings per common share                           $    0.96       $   1.65
                                                    =========       ========

Earnings per common share - assuming dilution       $    0.92       $   1.56
                                                    =========       ========

Weighted average shares                                43,721         42,442
                                                    =========       ========

Weighted average shares - assuming dilution            45,565         44,926
                                                    =========       ========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                      Consolidated Statements of Cash Flows
             For the Three Months Ended September 30, 2002 and 2001
                            (in thousands of dollars)
                                   (unaudited)

                                                                                                2002            2001
                                                                                             ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                             $  41,857       $  72,155
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                                            4,949           3,697
        Deferred income tax benefit                                                                 --          (1,301)
        Other                                                                                      (18)            137
    Tax benefit of stock incentive plans                                                           844              --

    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable and other receivables, net                                           2,375        (104,000)
        Inventories                                                                             34,997            (165)
        Prepaid expenses                                                                         1,190          (5,885)
        Other assets                                                                            (2,594)            682
      Increase (decrease) in:
        Accounts payable, accrued liabilities and other liabilities                            (58,205)         92,351
        Income taxes payable                                                                    20,279          34,088
                                                                                             ---------       ---------
      Net cash provided by operating activities                                                 45,674          91,759
                                                                                             ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                                 (19,111)         (5,929)
    Purchases of marketable securities, net                                                     (5,000)             --
                                                                                             ---------       ---------
      Net cash used in investing activities                                                    (24,111)         (5,929)
                                                                                             ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt and capital leases                                     (1,174)         (1,569)
    Net borrowings under line of credit                                                             --         (12,419)
    Purchase of treasury stock                                                                      --            (695)
    Proceeds from exercise of stock options and employee stock purchases                         3,876           6,331
    Dividends paid on preferred stock                                                               --             (11)
                                                                                             ---------       ---------
      Net cash provided by (used in) financing activities                                        2,702          (8,363)
                                                                                             ---------       ---------

      Increase in cash and cash equivalents                                                     24,265          77,467
Cash and cash equivalents at beginning of period                                               331,257         222,343
                                                                                             ---------       ---------
Cash and cash equivalents at end of period                                                   $ 355,522       $ 299,810
                                                                                             =========       =========

SUPPLEMENTAL CASH FLOW DATA:
    Cash paid during the period:
      Interest, net of portion capitalized                                                   $      27       $     639
                                                                                             =========       =========
      Income taxes                                                                           $   3,725       $   5,605
                                                                                             =========       =========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

      The unaudited consolidated financial statements of Barr Laboratories, Inc. and subsidiaries ("Barr" or "the Company") are prepared in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended June 30, 2002, included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission (the "SEC") on August 26, 2002. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. Management believes that, along with the following information, the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three months ended September 30, 2002, may not be indicative of the results to be expected for the fiscal year ending June 30, 2003.

2.    BUSINESS COMBINATION

      On October 24, 2001, the Company completed a merger with Duramed Pharmaceuticals, Inc. ("Duramed"), a developer, manufacturer and marketer of prescription drug products focusing on women's health and the hormone replacement therapy markets. Under the terms of the merger agreement, Duramed common shareholders received a fixed exchange ratio of 0.2562 shares of Barr common stock for each share of Duramed common stock. Duramed preferred stock shareholders received 5.0632 shares of Barr common stock for each share of Duramed preferred stock. Based on these terms, Barr issued approximately 7.5 million shares of its common stock for all the outstanding common and preferred stock of Duramed and exchanged all options and warrants to purchase Duramed stock for options and warrants to purchase approximately 1.2 million shares of the Company's common stock. The merger qualified as a tax-free reorganization and was accounted for as a pooling-of-interests for financial reporting purposes. Accordingly, in accordance with accounting principles generally accepted in the United States and pursuant to Regulation S-X of the Securities and Exchange Commission, for the three months ended September 30, 2001, all financial data of the Company presented in these financial statements has been restated to include the historical financial data of Duramed.

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

      The Company's statements of operations and cash flows for the three months ended September 30, 2001 were combined with Duramed's statements of operations and cash flows for the three months ended September 30, 2001.

3.    ESTIMATES AND CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related notes to the financial statements. The methods, estimates and judgments the Company uses in applying the accounting policies most critical to its financial statements have a significant impact on the results reported in the Company's financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results, and require the Company to make its most difficult and subjective judgments. Based on this definition, the Company's most critical policies include: provisions for estimated sales returns and allowances; accrual of inventory reserves; deferred taxes; accrual for litigation; and the assessment of recoverability of goodwill and other intangible assets. The Company also has other key accounting policies, including policies for revenue recognition. The Company believes that these other policies either do not generally require it to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on the Company's reported results of operations for a given period. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from the Company's estimates and such estimates could be different using different assumptions or conditions.

      The Company summarizes its most critical accounting policies below:

      Sales returns and allowances

      When the Company recognizes revenue from the sale of its pharmaceutical products, it simultaneously records an estimate of various costs that reduce product sales. These costs include estimates for product returns, rebates, chargebacks and other sales allowances. In addition, as discussed in detail below, the Company may record allowances for shelf-stock adjustments when the conditions are appropriate. The Company bases its estimates for sales allowances such as product returns, rebates and chargebacks on a variety of factors including actual return experience of other products, rebate agreements for each product, and estimated sales by its wholesale customers to other third parties with whom the Company has contracts. Actual experience associated with any of these items may differ materially from the Company's estimates. The Company reviews the factors that influence its estimates and, if necessary, makes adjustments when it believes that actual product returns, credits and other allowances may differ from established reserves.

      The Company often issues credits to customers for inventory remaining on their shelves following a decrease in the market price of a generic pharmaceutical product. These credits, commonly referred to in the pharmaceutical industry as "shelf-stock adjustments," can then be used by customers to offset future amounts owing to the Company under invoices for future product deliveries. The shelf-stock adjustment is intended to reduce a customer's inventory cost to better reflect current market prices and is often used by the Company to maintain our long-term customer relationships. The determination to grant a shelf-stock credit to a customer following a price decrease is usually at the Company's discretion rather than contractually required. The Company records allowances for shelf-stock adjustments at the time it sells products that it believes will be subject to a price decrease. When determining whether to record a shelf-stock adjustment and the amount of any such adjustment, the Company analyzes several variables including the estimated launch date of a competing product, the estimated decline in market price and estimated levels of inventory held by the customer at the time of the decrease in market price. As a result, a shelf-stock reserve depends on a product's unique facts and circumstances. The Company regularly monitors these and other factors for its significant products and evaluates its reserves and estimates as additional information becomes available.

      Accounts receivable are presented net of allowances relating to the above provisions of $95,867 and $93,789 at September 30, 2002 and June 30, 2002, respectively.

      Inventory reserves

      The Company establishes reserves for its inventory to reflect situations in which the cost of the inventory is not expected to be recovered. The Company regularly reviews such circumstances, including when product is close to expiration and is not expected to be sold, when product has reached its expiration date, or when a batch of product is not expected to be saleable based on the Company's quality assurance standards. The reserve for these products is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. The Company monitors inventory levels, expiry dates and market conditions on a regular basis. The Company records changes in inventory reserves as part of cost of goods sold.

      Deferred taxes

      Income taxes are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided for the portion of deferred tax assets which are "more-likely-than-not" to be unrealized. The recoverability of deferred tax assets is dependent upon the Company's assessment of whether it is more-likely-than-not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance will be recorded. If that assessment changes, a charge or a benefit would be recorded on the statement of operations.

      Litigation

      The Company is subject to litigation in the ordinary course of business and also to certain other contingencies (See Note 15). Legal fees and other expenses related to litigation and contingencies are recorded as incurred. Additionally, the Company assesses, in consultation with its counsel, the need to record a liability for litigation and contingencies on a case-by-case basis. Reserves are recorded when the Company, in consultation with counsel, determines that a loss related to a matter is both probable and reasonably estimable.

      Goodwill and Intangible Assets

      In connection with acquisitions, the Company determines the amounts assigned to goodwill and intangibles based on purchase price allocations. These allocations, including an assessment of the estimated useful lives of intangible assets, have been performed by qualified independent appraisers using generally accepted valuation methodologies. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Useful lives are determined based on the expected future period of benefit of the asset, which considers various characteristics of the asset, including historical cash flows. As required by SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise.

4.    ADOPTION OF NEW ACCOUNTING STANDARD

      Goodwill and Other Intangible Assets

      In July 2001, the FASB issued SFAS 142, which supercedes APB opinion No. 17, "Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001.

      The Company adopted SFAS 142 on July 1, 2002. SFAS 142 requires goodwill to be tested for impairment annually using a two-step process to determine the amount of impairment, if any, which is then written-off. The first step is to identify potential impairment, which is measured as of the beginning of the fiscal year. To accomplish this, the Company will identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Under SFAS 142, to the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired. The Company has until December 31, 2002 to complete the first step. The second step of the goodwill impairment test, if required, must be completed by June 30, 2003, and measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any. The Company expects to complete the steps in accordance with these guidelines. Any impairment loss resulting from the transitional impairment tests will be reflected as a cumulative effect of a change in accounting principle. The Company does not expect the implementation of SFAS 142 to have a material effect on its results of operations or financial position.

5.    CASH AND CASH EQUIVALENTS

      Cash equivalents consist of short-term, highly liquid investments, including market auction securities with interest rates that are re-set in intervals of 7 to 49 days, which are readily convertible into cash at par value, which approximates cost.

      As of September 30, 2002 and June 30, 2002, approximately $29,857 and $84,834, respectively, of the Company's cash was held in an interest-bearing escrow account. Such amounts represent the portion of the Company's payable balance with AstraZeneca Pharmaceuticals LP ("AstraZeneca"), which the Company has decided to secure in connection with its cash management policy. The Company pays AstraZeneca a monthly fee based on a rate multiplied by the average unsecured monthly payable balance for Tamoxifen purchased by the Company from AstraZeneca. On August 21, 2002, the Company's supply agreement with AstraZeneca expired. Other than product on order as of August 21, 2002, the Company has not ordered additional Tamoxifen product and no additional amounts have been deposited in the escrow account.

6.    OTHER RECEIVABLES

      Other receivables consist primarily of patent challenge settlement receivables and receivables related to development and other revenue (See
      Note 12).

7.    INVENTORIES

      Inventories consist of the following:

                                              September 30,       June 30,
                                                  2002              2002
                                              -------------       --------
            Raw materials and supplies          $ 44,836          $ 43,952
            Work-in-process                       13,497            12,897
            Finished goods                        57,803            94,284
                                                --------          --------
                 Total                          $116,136          $151,133
                                                ========          ========

      Tamoxifen Citrate, purchased as a finished product, accounted for approximately $26,211 and $69,655 of finished goods inventory as of September 30, 2002 and June 30, 2002, respectively. The September 30, 2002 finished goods balance reflects reduced Tamoxifen inventory levels as the result of the expiration of the Company's supply agreement with AstraZeneca on August 21, 2002 (See Note 5).

8.    ASSET HELD FOR SALE

      As of September 30, 2002, a redundant manufacturing facility with a carrying amount of $2,328 was held for sale and was included in property, plant and equipment, net. The Company has not recorded depreciation expense for the building since July 2002, when the decision to sell the building was made.

9.    RELATED PARTIES

      Dr. Bernard C. Sherman

      During the three months ended September 30, 2002 and 2001, the Company purchased $913 and $1,125, respectively, of bulk pharmaceutical material from companies affiliated with Dr. Bernard C. Sherman, the Company's largest beneficial shareholder and a former member of the Board of Directors. In addition, during the three months ended September 30, 2002 and 2001, the Company sold $2,639 and $4,826, respectively, of certain of its pharmaceutical products and bulk pharmaceutical materials to companies owned by Dr. Sherman. As of September 30, 2002, the Company's accounts receivable included $713 due as a result of such transactions.

      During fiscal 1996, the Company also entered into an agreement with a company owned by Dr. Sherman to share litigation and related costs in connection with its Fluoxetine patent challenge. For the three months ended September 30, 2002 and 2001, the Company recorded $125 and $641, respectively, in connection with such agreement as a reduction to operating expenses. Included in cost of sales for the three months ended September 30, 2002 and 2001 is approximately $388 and $84,697, respectively, for the related party's share of Fluoxetine profits as defined in the profit sharing agreement.

10.   INTANGIBLE ASSETS

      Goodwill of $14,118 and $13,941 at September 30, 2002 and June 30, 2002, respectively, was attributable to the June 2002 acquisition of certain assets and assumption of certain liabilities of Enhance Pharmaceuticals, Inc.

      Intangible assets, excluding goodwill, which are comprised primarily of patents and product licenses, consist of the following:

                                                  September 30,        June 30,
                                                      2002               2002
                                                  -------------        --------
            Patents                                 $  1,400           $ 1,400
            Product licenses                          26,800            26,800
                                                    --------           -------
                                                      28,200            28,200
            Less: accumulated amortization              (702)               --
                                                    --------           -------
               Intangible assets, net               $ 27,498           $28,200
                                                    ========           =======

      Estimated amortization expense on patents and product licenses is as follows:

                                  Year Ending
                                   June 30,
                                  -----------
                                     2003                    $ 2,820
                                     2004                      2,820
                                     2005                      2,820
                                     2006                      2,820
                                     2007                      2,820

      The Company's current patents and product licenses have a weighted average useful life of approximately ten years.

11.   LONG-TERM DEBT

      The Company has a $40,000 revolving credit facility that expires on February 27, 2005. As of September 30, 2002, there was approximately $29,400 available to the Company under this facility due to the issuance of a $10,600 letter of credit in support of outstanding premiums on the Company's product liability insurance (See Note 15).

12.   DEVELOPMENT AND OTHER REVENUE

      For the three months ended September 30, 2001, development and other revenue consists primarily of amounts received from DuPont Pharmaceuticals Company ("DuPont") for various development and co-marketing agreements entered into in March 2000. DuPont has since been acquired by Bristol-Myers Squibb ("BMS") and the March 2000 agreements that generated these revenues were terminated in April 2002.

      For the three months ended September 30, 2002, development and other revenue includes royalty income earned under licensing agreements with other unrelated third parties, a development agreement with the U.S. Department of Defense, and a development agreement related to the Company's vaginal ring products.

13.   EARNINGS PER SHARE

      The following is a reconciliation of the numerators and denominators used to calculate earnings per common share ("EPS") in the Consolidated Statements of Operations:

                                                                           FOR THE THREE
                                                                           MONTHS ENDED
                                                                           SEPTEMBER 30,
      Share amounts in thousands                                          2002        2001
                                                                        -------     -------
      EARNINGS PER COMMON SHARE:
      Net earnings applicable to common shareholders                    $41,857     $70,205
         (numerator)
      Weighted average shares (denominator)                              43,721      42,442

         Net earnings applicable to common shareholders                 $  0.96     $  1.65
                                                                        =======     =======

      EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
      Net earnings applicable to common shareholders                    $41,857     $70,205
         (numerator)
      Weighted average shares                                            43,721      42,442
      Effect of dilutive options                                          1,844       2,484
                                                                        -------     -------
         Weighted average shares - assuming dilution (denominator)       45,565      44,926

         Net earnings applicable to common shareholders                 $  0.92     $  1.56
                                                                        =======     =======

                                                                          2002        2001
                                                                        -------     -------
      Not included in the calculation of diluted earnings per share because their impact is antidilutive:
           Stock options outstanding                                        844         296
           Preferred if converted                                            --       1,013

14.   COMPREHENSIVE INCOME

      Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on securities classified for SFAS No. 115 purposes as "available for sale." Total comprehensive income for the three months ended September 30, 2002 and 2001 was $41,802 and $72,085 respectively.

15.   COMMITMENTS AND CONTINGENCIES

      Business Development Venture

      In fiscal 2002, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Natural Biologics, the raw material supplier for its generic conjugated estrogens product. The Company believes that the raw material is pharmaceutically equivalent to raw material used to produce Wyeth's Premarin(R). Natural Biologics is a defendant in litigation brought by Wyeth alleging that Natural Biologics misappropriated certain Wyeth trade secrets. This trial began in November 2002. Under the terms of the Loan Agreement, absent the occurrence of a material adverse event as defined, the Company could loan Natural Biologics up to $35,000 over a three-year period, including an additional $7,030 during fiscal 2003, and $8,300 and $2,800 during fiscal 2004 and 2005, respectively. The Loan Agreement also provides for a loan of $10,000 based upon the successful outcome of pending legal proceedings between Wyeth and Natural Biologics, which could occur in fiscal 2003. The loans mature on June 3, 2007. An adverse decision in the Natural Biologics litigation described above may require the Company to write-off all or a portion of the loans. As of September 30, 2002, the Company had loaned Natural Biologics approximately $6,870 under this agreement, and has included the amount of the loan in other assets.

      In fiscal 2002, the Company entered into a Development, Manufacturing and Distribution Agreement with Natural Biologics which could obligate the Company to make milestone payments totaling $35,000 to Natural Biologics based on achieving certain legal and product approval milestones, including the approval of a generic product.

      Funding of Employee Savings Plan

      On September 27, 2002, the Company committed to make a minimum aggregate contribution of $9,200 to the Barr Laboratories, Inc. Savings and Retirement Plan for the fiscal year ending June 30, 2003. The Company has funded $2,200 of the contribution commitment and has recorded an asset and a matching liability equal to the remaining contribution commitment.

      Product Liability Insurance

      Due to the significant increase in the cost of product liability insurance, on September 30, 2002, the Company entered into a finite risk insurance arrangement (the "Arrangement") with a third party insurer. The Company believes that the Arrangement is the most effective way to insure against a portion of potential product liability claims. In exchange for $15,000 in product liability coverage over a five-year term, the Arrangement provides for the Company to pay a premium of approximately $14,250 in four equal annual installments of $3,563 beginning on October 1, 2002. Included in the initial premium payment is an insurer's margin of approximately $1,000, which will be amortized over the five-year term. At any six-month interval, the Company may, at its option, cancel the Arrangement. In addition, at the earlier of termination or expiry, the Company is eligible for a return of all premiums paid to the insurer, less the insurer's margin and amounts for any incurred claims. The Company is recording the premium payments, net of the insurer's margin, as deposits included in other assets.

      The Company continues to be self-insured for potential product liability claims between $15,000 and $25,000. The Company has purchased additional coverage for product liability claims related to certain products from $25,000 to $50,000.

      No significant product liability claim has ever been paid by the Company. However, if a claim was filed and the Company was not successful in the defense of the suit, it could have a material adverse effect on the business and financial condition of the Company to the extent any loss from such judgment was self-insured or exceeded policy limits.

      Litigation Settlement

      On October 22, 1999, the Company reached a settlement agreement with Schein Pharmaceutical, Inc. (now part of Watson Pharmaceuticals, Inc.) relating to a 1992 agreement regarding the pursuit of a generic conjugated estrogens product. Under the terms of the settlement, Schein relinquished any claim to rights in Cenestin in exchange for a payment of $15,000, which the Company paid to Schein in 1999. An additional $15,000 payment is required under the terms of the settlement if Cenestin achieves total profits (product sales less product-specific cost of goods sold, sales and marketing and other relevant expenses) of greater than $100,000 over any five-year or less period prior to October 22, 2014.

      Class Action Lawsuits

      Ciprofloxacin (Cipro(R))

      To date, the Company has been named as co-defendants with Bayer Corporation, The Rugby Group, Inc. and others in 38 class action complaints filed in state and federal courts by direct and indirect purchasers of Ciprofloxacin (Cipro(R)) since 1997. The complaints allege that the 1997 Bayer-Barr patent litigation settlement agreement was in violation of federal antitrust laws and/or state antitrust and consumer protection laws on the grounds that the agreement was allegedly anti-competitive. A prior investigation of this agreement by the Texas Attorney General's Office on behalf of a group of state Attorneys General was closed without further action in December 2001.

      Tamoxifen

      To date, approximately 33 consumer or third party payor class action complaints have been filed in state and federal courts against Zeneca, Inc., AstraZeneca Pharmaceuticals LP and the Company. The complaints allege, among other things, that the 1993 settlement of patent litigation between Zeneca, Inc. and the Company violates the antitrust laws, insulates Zeneca, Inc. and the Company from generic competition and enables Zeneca, Inc. and the Company to charge artificially inflated prices for Tamoxifen Citrate. A prior investigation of this agreement by the U.S. Department of Justice was closed without further action.

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

      Invamed, Inc./Apothecon, Inc. Lawsuit

      In February 1998 and May 1999, Invamed, Inc. and Apothecon, Inc., respectively, both of which have since been acquired by Geneva Pharmaceuticals, Inc., which is a subsidiary of Novartis AG, named the Company and several others as defendants in lawsuits filed in the United States District Court for the Southern District of New York, charging that the Company unlawfully blocked access to the raw material source for Warfarin Sodium. The two actions have been consolidated. On May 10, 2002, the District Court granted summary judgment in the Company's favor on all antitrust claims in the case, but found that the plaintiffs could proceed to trial on their allegations that the Company interfered with an alleged raw material supply contract between Invamed and Barr's raw material supplier. The Company believes that these suits are without merit and intends to vigorously defend its position, but an adverse judgment could have a material impact on the Company's consolidated financial statements.

      Desogestrel/Ethinyl Estradiol Suit

      In May 2000, the Company filed an Abbreviated New Drug Application ("ANDA") seeking approval from the FDA to market the tablet combination of desogestrel/ethinyl estradiol tablets and ethinyl estradiol tablets, the generic equivalent of Organon Inc.'s Mircette(R) oral contraceptive regimen. The Company notified Bio-Technology General Corp. ("BTG"), the owner of the patent for the Mircette product, pursuant to the provisions of the Hatch-Waxman Act and BTG filed a patent infringement action in the United States District Court for the District of New Jersey seeking to prevent Barr from marketing the tablet combination. On December 17, 2001, the United States District Court for the District of New Jersey granted summary judgment in favor of Barr, finding that Barr's product did not infringe the patent at issue in the case. Subsequently, the patent holder filed an appeal of the lower court's ruling. On April 8, 2002, the FDA granted final approval for Barr's application and Barr launched its product. If the patent holder's appeal is successful, the Company could be liable for damages for patent infringement, which could have a material adverse impact on the Company's consolidated financial statements.

      Adderall Trade Dress Infringement Suit

      On May 1, 2002, Shire Richwood Inc. ("Shire") filed a lawsuit in the United States District Court for the District of New Jersey against Barr claiming that Barr's Dextro Salt Combo product uses trade dress that is unlawfully similar in appearance to that of Shire's Adderall(R) product. The Company believes that this lawsuit is without merit. Shire sought a preliminary injunction to restrain Barr from using the trade dress and to have Barr recall from the marketplace any product sold in such trade dress. On August 29, 2002, the District Court issued an order denying Shire's request for a preliminary injunction, which

      Shire has appealed. The Company does not expect the on-going litigation to cause any disruption in the manufacturing and sale of its Dextro Salt Combo product or to affect the status of product currently in the marketplace. However, if Shire is successful on appeal and an injunction is granted or damages are awarded, it could have a material adverse impact on the Company's consolidated financial statements.

      Termination of Solvay Co-Marketing Relationship

      On March 31, 2002, the Company gave notice of its intention to terminate on June 30, 2002 the relationship between the Company and Solvay Pharmaceuticals, Inc. ("Solvay") which covered the joint promotion of the Company's Cenestin(R) tablets and Solvay's Prometrium(R) capsules. Solvay has disputed the Company's right to terminate the relationship, claims it is entitled to substantial damages and has notified the Company that it has demanded arbitration of this matter. The Company believes its actions are well founded, but if the Company is incorrect, the matter could have a material adverse impact on the Company's consolidated financial statements.

      Lemelson

      On November 23, 2001, the Lemelson Medical, Education & Research Foundation, LP filed an action in the United States District Court for the District of Arizona alleging patent infringement against many defendants, including the Company, involving "machine vision" or "computer image analysis." On March 20, 2002, the court stayed the proceedings, pending the resolution of another suit that involves the same patents, but does not involve the Company. If Lemelson prevails in its action against the Company, it could have a material adverse impact on the Company's consolidated financial statements.

      Other Litigation

      As of September 30, 2002, the Company was involved with other lawsuits incidental to its business, including patent infringement actions and product liability claims. Management, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have a material adverse effect on the Company's consolidated financial statements.

      Administrative Matters

      On June 30, 1999, the Company received a civil investigative demand ("CID") and a subpoena from the FTC seeking documents and data relating to the January 1997 agreements resolving the patent litigation involving Ciprofloxacin hydrochloride, which had been pending in the U.S. District Court for the Southern District of New York. The CID was limited to a request for information and did not allege any wrongdoing. The FTC is investigating whether the Company, through the settlement and supply agreements, has engaged in activities in violation of the antitrust laws. The Company continues to cooperate with the FTC in this investigation.

      On August 17, 2001, the Oregon Attorney General's Office, as liaison on behalf of a group of state Attorneys General, served the Company with a civil investigative demand relating to its investigation of the Company's settlement of the Tamoxifen patent challenge with

      AstraZeneca. The investigative demand requests the production of certain information and documents that may assist the Attorney General in its investigation. The Company is reviewing the demand and intends to fully cooperate with the Attorney General's office in its investigation.

      The Company's patent challenge settlement agreements relating to Ciprofloxacin and Tamoxifen have been the subject of investigations by state and federal antitrust enforcement agencies: the Texas Attorney General initiated, and closed, an investigation into the Ciprofloxacin settlement on behalf of several state Attorneys General; and the U.S. Department of Justice initiated, and closed, an investigation into the Tamoxifen settlement. The two investigations discussed in the paragraphs above remain open.

      The Company believes that the patent challenge settlements being investigated represent a pro-consumer and pro-competitive outcome to the patent challenge cases. The Company believes that once all the facts are considered, and the benefits to consumers are assessed, these investigations will be satisfactorily resolved as they have been by the DOJ, regarding Tamoxifen, and the Texas Attorney General, regarding Ciprofloxacin. However, consideration of these matters could take considerable time, and any adverse judgment could have a material adverse impact on the Company's consolidated financial statements.

      In May 2001, the Company received a subpoena, issued by the Commonwealth of Massachusetts Office of the Attorney General, for the production of documents related to pricing and Medicaid reimbursement of select products in Massachusetts. The Company is one of a number of pharmaceutical companies that have received such subpoenas. The Company is cooperating with the inquiry and believes that all of its product agreements and pricing decisions have been lawful and proper.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands)

FORWARD-LOOKING STATEMENTS

The following sections contain a number of forward-looking statements. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by their use of words such as "expects," "plans," "will," "may," "anticipates," "believes," "should," "intends," "estimates" and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include: the difficulty in predicting the timing and outcome of legal proceedings, including those relating to patent challenge settlements and patent infringement cases; the difficulty of predicting the timing of U.S. Food and Drug Administration, or FDA, approvals; court and FDA decisions on exclusivity periods; the ability of competitors to extend exclusivity periods past initial patent terms; market and customer acceptance and demand for our pharmaceutical products; reimbursement policies of third party payors; our ability to market our proprietary products; the successful integration of acquired businesses and products into our operations; the use of estimates in the preparation of our financial statements; the impact of competitive products and pricing; the ability to develop and launch new products on a timely basis; the availability of raw materials; the availability of any product we purchase and sell as a distributor; the regulatory environment; fluctuations in operating results, including spending for research and development, sales and marketing and patent challenge activities; and other risks detailed from time-to-time in our filings with the Securities and Exchange Commission.

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

Financial data presented in these financial statements for the three months ended September 30, 2001 have been restated to include Duramed's historical financial data for that period. Both our statement of operations and statement of cash flows for the three months ended September 30, 2001 were combined with Duramed's statement of operations and statement of cash flows, respectively, for the three months ended September 30, 2001.

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

Our critical accounting polices are as follows:

Sales Returns and Allowances

When we recognize revenue from the sale of our pharmaceutical products, we simultaneously record an estimate of various costs which reduce product sales. These costs include estimates for product returns, rebates, chargebacks and other sales allowances. In addition, as discussed in detail below, we may record allowances for shelf-stock adjustments when the conditions are appropriate. We base our estimates for sales allowances such as product returns, rebates and chargebacks on a variety of factors including actual return experience of other products, rebate agreements for each product, and estimated sales by our wholesale customers to other third parties who have contracts with us. Actual experience associated with any of these items may differ materially from our estimates. We review the factors that influence our estimates and, if necessary, make adjustments when we believe actual product returns, credits and other allowances may differ from established reserves.

We often issue credits to customers for inventory remaining on their shelves following a decrease in the market price of a generic pharmaceutical product. These credits, commonly referred to in the pharmaceutical industry as "shelf-stock adjustments," can then be used by customers to offset future amounts owing to us under invoices for future product deliveries. The shelf-stock adjustment is intended to reduce a customer's inventory cost to better reflect current market prices and is often used by us to maintain our long-term customer relationships. The determination to grant a shelf-stock credit to a customer following a price decrease is usually at our discretion rather than contractually required. We record allowances for shelf-stock adjustments at the time we sell products that we believe will be subject to a price decrease. When determining whether to record a shelf-stock adjustment and the amount of any such adjustment, we analyze several variables including the estimated launch date of a competing product, the estimated decline in market price and estimated levels of inventory held by the customer at the time of the decrease in market price. As a result, a shelf-stock reserve depends on a product's unique facts and circumstances. We regularly monitor these and other factors for our significant products and evaluate our reserves and estimates as additional information becomes available.

Inventory Reserves

We establish reserves for our inventory to reflect those conditions when the cost of the inventory is not expected to be recovered. We review such circumstances including when product is close to expiration and is not expected to be sold, when product has reached its expiration date, or when a batch of product is not expected to be saleable based on our quality assurance standards. The reserve for these products is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. We monitor inventory levels, expiry dates and market conditions on a regular basis. We record changes in inventory reserves as part of cost of goods sold.

Deferred Taxes

Income taxes are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more-likely-than-not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. We review our internal forecasted sales and pre-tax earnings estimates to make our assessment about the utilization of deferred tax assets. In the event we determine that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance will be recorded. If that assessment changes, a charge or a benefit would be recorded on the statement of operations.

Litigation

We are subject to litigation in the ordinary course of business and also to certain other contingencies (See Note 15 to the Consolidated Financial Statements). Legal fees and other expenses related to litigation and contingencies are recorded as incurred. Additionally, we assess, in consultation with counsel, the need to record a liability for litigation and contingencies on a case-by-case basis. Reserves are recorded when we, in consultation with counsel, determine that a loss related to a matter is both probable and reasonably estimable.

Goodwill and Intangible Assets

In connection with acquisitions, we determine the amounts assigned to goodwill and intangibles based on purchase price allocations. These allocations, including an assessment of the estimated useful lives of intangible assets, have been performed by qualified independent appraisers using generally accepted valuation methodologies. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Useful lives are determined based on the expected future period of benefit of the asset, which considers various characteristics of the asset, including historical cash flows. As required by SFAS 142 "Goodwill and Other Intangible Assets", we will review goodwill annually or more frequently if impairment indicators arise.

As the result of the June 2002 purchase of certain assets and assumption of certain liabilities of Enhance Pharmaceuticals, Inc., we have approximately $14,118 of goodwill and $27,498 of intangible assets, net on our balance sheet as of September 30, 2002.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Revenues -- Overview

Total revenues for the three months ended September 30, 2002 were $220,428, a decrease of 37% from $352,103 of total revenues in the three months ended September 30, 2001. The decrease in total revenues was anticipated and was primarily due to the sharp decline in sales of our Fluoxetine product (the generic equivalent of Eli Lilly's Prozac(R)), and, to a lesser extent, a decrease in sales of Tamoxifen. Partially offsetting the decline in sales of Fluoxetine and Tamoxifen was a 73% increase in sales of other products, led by our oral contraceptive franchise of products, our Dextro Salt Combo (a generic equivalent of Shire Richwood, Inc.'s Adderall(R)), and Warfarin Sodium.

Revenues -- Product Sales

In August 2001, we launched our Fluoxetine 20 mg capsule. Sales of Fluoxetine were $175,021 for the three months ended September 30, 2001, constituting approximately 51% of product sales in that quarter. On January 29, 2002, our 180-day generic exclusivity period on the Fluoxetine 20 mg capsules ended and, as expected, the FDA approved several other generic versions. As a result, the selling price declined dramatically and we lost market share to competing products, causing our sales and profits from Fluoxetine to be substantially lower than those earned during the exclusivity period. As a result of these declines, for the three months ended September 30, 2002, sales of Fluoxetine were less than 1% of product sales.

Tamoxifen sales decreased 15% from $89,884 for the three months ended September 30, 2001 to $75,963 for the three months ended September 30, 2002. The decrease in sales is due to a decrease in units sold, partially offset by price increases. The decrease in the number of units sold is primarily attributable to a change in buying patterns for our most significant customers.

Sales of products other than Fluoxetine and Tamoxifen increased 73% from $81,490 for the three months ended September 30, 2001 to $140,892 for the three months ended September 30, 2002. The increase was primarily attributable to increased sales of our oral contraceptive products, our Dextro Salt Combo and Warfarin Sodium. Sales of oral contraceptives increased 139% from the three months ended September 30, 2001 to the three months ended September 30, 2002. The increase in sales of the oral contraceptives reflects higher sales of existing products, including our Apri(R), Aviane(TM) and Nortrel(R) products, combined with sales of our new oral contraceptive products, including Cryselle(TM), Enpresse(TM), Kariva(TM) and Portia(TM). We launched our Dextro Salt

Combo in February 2002. Increases in the sales of Warfarin Sodium were due to a combination of increased market share and a change in customer buying patterns.

Revenues -- Development and Other Revenue

For the three months ended September 30, 2001, development and other revenue consisted primarily of amounts received from DuPont Pharmaceuticals Company for various development and co-marketing agreements entered into in March 2000. DuPont has since been acquired by Bristol-Myers Squibb ("BMS") and the March 2000 agreements that generated these revenues were terminated in April 2002. As we incurred research and other development activity costs, we recorded such expenses as research and development and invoiced and recorded the related revenue from BMS as development and other revenue. We recorded revenue from these agreements of $5,343 for the three months ended September 30, 2001. The revenues from these agreements ended in fiscal 2002. For the three months ended September 30, 2002, development and other revenue includes royalty income earned under licensing agreements with other third parties, our development agreement with the U.S. Department of Defense, and our development agreement related to one of our vaginal ring products.

Cost of Sales

Cost of sales decreased 46% from $203,834 for the three months ended September 30, 2001 to $110,919 for the three months ended September 30, 2002, primarily due to lower sales including the significant decrease in sales of Fluoxetine. Cost of sales includes the profit split paid to Apotex, Inc., our partner in the Fluoxetine patent challenge. As a percentage of product sales, cost of sales decreased from 59% for the three months ended September 30, 2001 to 51% for the three months ended September 30, 2002. The decrease in cost of sales as a percentage of product sales was due primarily to a lower percentage of sales from Fluoxetine, for which margins are generally lower than the average earned on our other products due to the profit split paid to Apotex, Inc., our partner in the patent challenge; higher margins on sales of Tamoxifen as a result of a mid-year price increase; and an improved mix in product sales, as higher-margin products such as our oral contraceptives, our Dextro Salt Combo and Warfarin Sodium, made up a larger percentage of sales than our lower-margin products.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased 13% from $27,647 for the three months ended September 30, 2001 to $31,312 for the three months ended September 30, 2002. The increase was primarily due to higher marketing and selling expenses for our proprietary products, including Cenestin, and pre-launch activities related to our extended regimen oral contraceptive, SEASONALE(R), which we believe the FDA will approve and which we expect to launch in early fiscal 2004. We also experienced increased legal costs, which include costs associated with patent challenge activity, class action lawsuits and other matters, and increased headcount costs.

Research and Development

Research and development expenses increased 20% from $17,561 for the three months ended September 30, 2001 to $21,138 for the three months ended September 30, 2002. The increase reflected higher costs associated with increased clinical study and headcount costs related to our proprietary development program, including costs associated with our vaginal ring product, and higher biostudy and headcount costs related to our generic activities.

Proceeds from Patent Challenge Settlement

Proceeds from patent challenge settlement represent amounts earned under the terms of the supply agreement entered into with Bayer to settle our patent challenge litigation regarding Bayer's Cipro antibiotic. Under the terms of the supply agreement, Bayer, at its option, must either allow us to purchase Cipro from them at a predetermined discount or make quarterly cash payments to us. To date, Bayer has elected to make payments to us rather than supply us with Cipro. Accordingly, we have recognized proceeds from patent challenge settlements of $7,938 for the three months ended September 30, 2001 and $8,563 for the three months ended September 30, 2002.

Interest Income

Interest income decreased 19% from $1,837 for the three months ended September 30, 2001 to $1,497 for the three months ended September 30, 2002, primarily due to a decrease in market interest rates on our short-term investments. The decline was partially offset by an increase in the average cash and cash equivalents balance and marketable securities balance.

Interest Expense

Interest expense decreased 65% from $1,291 for the three months ended September 30, 2001 to $448 for the three months ended September 30, 2002, primarily due to a decrease in our debt balances.

Income Taxes

Our income tax provision for the three months ended September 30, 2001 reflected a 35.3% effective tax rate on pre-tax income, compared to 37.3% for the three months ended September 30, 2002. The increase in the effective tax rate is primarily due to the fact that net operating losses and a corresponding release of the related valuation allowance that were available to offset taxable income for the three months ended September 30, 2001 were not available for the three months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance increased $24,265 or 7% from $331,257 at June 30, 2002, to $355,522 at September 30, 2002. In connection with an alternative collateral agreement between us and AstraZeneca, the innovator of Tamoxifen (See Note 5 to the Consolidated Financial Statements), we maintain an interest-bearing escrow account that may be funded at our discretion in connection with purchases of Tamoxifen from AstraZeneca. On August 21, 2002, our supply agreement with AstraZeneca terminated, and we have not received product from AstraZeneca since September 2002. Cash held in the escrow account has declined as funds from the escrow account were used to pay invoices for previously purchased product. Cash held in our escrow account decreased from $84,834 at June 30, 2002 to $29,857 at September 30, 2002.

The amount of cash held in our interest-bearing escrow account will continue to decrease as our payable to AstraZeneca decreases until there are no funds remaining in the account, which we anticipate will occur by the end of December 2002.

Operating Activities

Cash provided by operating activities was $45,674 for the three months ended September 30, 2002, driven by net earnings of $41,857 which more than offset an increase in working capital. Working capital increased as decreases in accounts payable and accrued liabilities more than offset a decrease in inventory and higher income taxes payable. The decrease in accounts payable is primarily attributable to a reduction in the payable owed to AstraZeneca due to reduced Tamoxifen purchases. The decrease in accrued liabilities is primarily due to a decrease in amounts owed under royalty agreements to raw material suppliers and lower amounts due under our Fluoxetine profit-split agreement with Apotex as the result of lower Fluoxetine sales. The $34,997 decrease in inventory is due primarily to lower Tamoxifen inventory which continues to decline as we sell product previously purchased from AstraZeneca. Income taxes payable were higher at September 30, 2002 as compared to June 30, 2002 because our estimated tax payment for the three months ending September 30, 2002 was not due until October 2002, while our estimated payment for the three months ended June 30, 2002 was made before June 30, 2002.

Approximately $7,937 of our cash flows from operations for the three months ended September 30, 2002 relates to payments from our contingent non-exclusive supply agreement with Bayer Corporation related to our 1997 Cipro(R) patent challenge. Under that agreement, Bayer, at its option, must either allow us and our partner to purchase Cipro at a predetermined discount or provide us with quarterly cash payments. This contingent supply agreement expires in December 2003. If Bayer does not elect to supply us with product, we would receive payments totaling approximately $42,000 for the remainder of the agreement, which expires in December 2003. However, there is no guarantee that Bayer will continue to make such payments. If Bayer elected to supply product to us for resale, the earnings and related cash flows we could earn, if any, from the sale of Cipro would be entirely dependent upon market conditions. The supply agreement also provides that, six months prior to patent expiry, if we are not already distributing the product, we, along with our partner, will have the right to begin distributing ciprofloxacin product manufactured by Bayer.

We expect operating cash flows over the next several years to be favorably impacted by our continued utilization of federal net operating loss carryforwards acquired in our merger with Duramed. The annual limitation on the amount of the pre-merger net operating loss that may be deducted is governed by
Section 382 of the Internal Revenue Code. We believe utilizing such federal net operating losses could generate approximately $9,800 of cash flows in fiscal 2003.

We expect cash flows from operations to be lower in fiscal 2003 than the record levels we achieved in fiscal 2002 due to several factors. First, net income from operations is expected to decline in fiscal 2003 due primarily to the lower sales and profits from Fluoxetine 20 mg. In addition, our working capital is expected to increase in fiscal 2003 to support new product launches and to reflect the significant decline in accounts payable to AstraZeneca as we continue to pay AstraZeneca for previous purchases of Tamoxifen.

Operating cash flows for the three months ending December 31, 2002 will be impacted by whether we will be permitted to launch our 10 mg Tamoxifen product during the quarter.

Investing Activities

During fiscal 2002, we initiated a multi-year capital expansion program to increase our production capacity in Virginia and Cincinnati, and our distribution and laboratory capacity in Virginia. In addition to continuing these programs in fiscal 2003, we also continued to add and upgrade equipment in all of our locations. These capital programs are designed to help ensure that we have the manufacturing, distribution and laboratory facilities necessary to meet the expected demand of our pipeline products and handle the increases in current product sales, including our line of oral contraceptives.

During the three months ended September 30, 2002, we incurred $19,111 of capital expenditures and believe our fiscal 2003 capital expenditures could total approximately $60,000. In addition, we expect that our capital spending will continue at a level of between $40,000 to $50,000 per year over the next several years. During that time, we will be continuing the construction of a dedicated facility for the manufacture of the Adenovirus vaccine at our Virginia campus. The cost of this facility, expected to be $6,000 to $8,000, is being reimbursed by the Federal government in accordance with our contract with the U.S. Department of Defense. In addition to completing the projects described above, we are evaluating other significant capital projects, which could cause us to increase our current capital spending estimates, including purchasing and implementing a new enterprise resource planning system and relocating our corporate administrative offices when the current lease expires in May 2003.

While we believe we have the cash resources to fund the capital spending described above from cash derived from operations, given the large scale and extended nature of some of the planned expenditures, we may consider financing a portion of our projects. We believe we have the capital structure and cash flow to complete any such financing.

As of September 30, 2002, we have invested $20,000 in market auction debt securities that are readily convertible into cash at par value. The par value of each of the four securities held is $5,000 and the maturity dates are July 21, 2003, January 6, 2004, April 26, 2004 and July 7, 2004. We may continue to invest in extended maturity securities based on operating needs and strategic opportunities.

Financing Activities

We have not engaged in any off-balance sheet financing involving unconsolidated subsidiaries.

Debt balances decreased by approximately $1,080 during the three months ended September 30, 2002 due to debt repayments. Scheduled principal repayments on our existing debt will be approximately $3,600 in fiscal 2003. We have a $40,000 revolving credit facility that expires on February 27, 2005. We currently have approximately $29,400 available under this facility due to the issuance of a $10,600 letter of credit in support of outstanding premiums on our product liability insurance, as discussed below.

Other

In fiscal 2002, we entered into a Loan and Security Agreement (the "Loan Agreement") with Natural Biologics, the raw material supplier for our generic conjugated estrogens product. We believe that the raw material is pharmaceutically equivalent to raw material used to produce Wyeth's Premarin(R). Natural Biologics is a defendant in litigation brought by Wyeth alleging that Natural Biologics misappropriated certain Wyeth trade secrets. This trial began in November 2002. Under the terms of the Loan Agreement, absent the occurrence of a material adverse event as defined, we could loan Natural Biologics up to $35,000 over a three-year period, including an additional $7,030 during fiscal 2003, and $8,300 and $2,800 during fiscal 2004 and 2005, respectively. The Loan Agreement also provides for a loan of $10,000 based upon the successful outcome of the pending legal proceeding between Wyeth and Natural Biologics, which could occur in fiscal 2003. The loans mature on June 3, 2007. An adverse decision in the Natural Biologics litigation described above may require us to write-off all or a portion of the loans. As of September 30, 2002, we had loaned approximately $6,870 to Natural Biologics under this agreement, and included the amount of the loan in other assets.

In fiscal 2002, we entered into a Development, Manufacturing and Distribution Agreement with Natural Biologics which could obligate us to make milestone payments totaling $35,000 to Natural Biologics based on achieving certain legal and product approval milestones, including the approval of a generic product.

On September 27, 2002, we committed to make a minimum aggregate contribution of $9,200 to the Barr Laboratories, Inc. Savings and Retirement Plan for the fiscal year ending June 30, 2003. We have funded $2,200 of the contribution commitment and have recorded an asset and a matching liability equal to the remaining contribution commitment.

Due to the significant increase in the cost of product liability insurance, on September 30, 2002 we entered into a finite risk insurance arrangement (the "Arrangement") with a third party insurer. We believe that the Arrangement is the most cost-effective way to insure against a portion of potential product liability claims. In exchange for $15,000 in product liability coverage over a five-year term, the Arrangement provides for us to pay a premium of approximately $14,250 in four equal annual installments of $3,563 beginning on October 1, 2002. Included in the initial premium payment is an insurer's margin of approximately $1,000, which will be amortized over the five-year term. At any six-month interval, we may, at our option, cancel the Arrangement. In addition, at the earlier of termination or expiry, we are eligible for a return of all premiums paid to the insurer, less the insurer's margin and amounts for any incurred claims. We are recording the premium payments, net of the insurer's margin, as deposits included in other assets.

We continue to be self-insured for potential product liability claims between $15,000 and $25,000. We have purchased additional product liability coverage for claims related to certain products from $25,000 to $50,000.

No significant product liability claim has ever been paid by us. However, if a claim was filed and we were not successful in the defense of the suit, it could have a material adverse effect on our business and financial condition to the extent any loss from such judgment was self-insured or exceeded policy limits.

To expand our business opportunities, we have and will continue to evaluate and enter into various strategic collaborations or acquisitions. The timing and amount of cash required to enter into these collaborations may be significant.

We believe that our current cash balances, cash flows from operations and borrowing capacity, including unused amounts under our $40,000 revolving credit facility, will be adequate to meet the operations described above and to take advantage of certain strategic opportunities as they occur. To the extent that additional capital resources are required, we believe that such capital may be raised by additional bank borrowings, equity offerings or other means.

ADOPTION OF NEW ACCOUNTING STANDARD

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supercedes APB opinion No. 17, "Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001.

The Company adopted SFAS 142 on July 1, 2002. SFAS 142 requires goodwill to be tested for impairment annually using a two-step process to determine the amount of impairment, if any, which is then written-off. The first step is to identify potential impairment, which is measured as of the beginning of the fiscal year. To accomplish this, the Company will identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Under SFAS 142, to the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired. The Company has until December 31, 2002 to complete the first step. The second step of the goodwill impairment test, if required, must be completed by June 30, 2003, and measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any. The Company expects to complete the steps in accordance with these deadlines. Any impairment loss resulting from the transitional impairment tests will be reflected as a cumulative effect of a change in accounting principle. We do not expect the implementation of SFAS 142 to have a material effect on our results of operations.

OUTLOOK

In 1993, as a result of the settlement of a patent challenge against AstraZeneca, we entered into a non-exclusive supply and distribution agreement for Tamoxifen. Under the terms of the supply and distribution agreement, we have distributed a Tamoxifen product that we have purchased directly from AstraZeneca. The patent covering Tamoxifen expired on August 20, 2002, and our supply and distribution agreement with Astra Zeneca expired on August 21, 2002. We expect that our inventory of Tamoxifen previously purchased from AstraZeneca will be depleted by sometime in mid-November 2002. AstraZeneca has received FDA approval for a six-month period of pediatric exclusivity, which will expire on February 20, 2003. We believe that AstraZeneca's pediatric exclusivity will prevent other generic manufacturers from launching Tamoxifen products prior to that date. However, because of the regulatory history of our Tamoxifen ANDA, we believe that we are entitled to launch our own manufactured version of the Tamoxifen 10 mg product during AstraZeneca's pediatric exclusivity period. Our regulatory authorization to launch Tamoxifen 10 mg was issued prior to the enactment of the legislation authorizing the FDA to grant pediatric exclusivity. We believe that Congress did not intend to have pediatric exclusivity apply to products that had received regulatory authorization prior to the date of the legislation's enactment.

In September, the FDA notified us that the approval date of our application for Tamoxifen 10 mg tablet was being altered, thereby preventing Barr from launching its Tamoxifen 10 mg tablets until the expiration of AstraZeneca's pediatric exclusivity in February 2003. We promptly filed a court action in the U.S. District Court for the District of Colombia, seeking to re-affirm the April 1997 final approval date. The court is expected to rule on this matter by mid-November. A favorable decision by the judge allowing us to launch our own 10 mg manufactured version of Tamoxifen could have a significant positive effect on our earnings and cash flows in the quarter ending December 31, 2002 and for the year ending June 30, 2003. Conversely, an unfavorable decision could negatively affect our earnings and cash flows. Our earnings per share outlook included below provides a range of earnings estimates that assume either a positive or negative court decision.

Revenues

Total product sales for the three months ending December 31, 2002 are expected to be substantially lower than for the same period last year due to decreases in sales of Fluoxetine and Tamoxifen, partially offset by significant increases in sales of other products. Fluoxetine sales, which were approximately $136,000 in the three months ended December 31, 2001, will be substantially lower for the three months ending December 31, 2002 as the result of our generic exclusivity period ending in February 2002. Tamoxifen sales, which were also $136,000 in the three months ended December 31, 2001, are expected to decline dramatically as the result of our distribution agreement with AstraZeneca expiring in August 2002, as well as an anticipated change in buying patterns from our customers versus the prior year. Sales of products other than Tamoxifen and Fluoxetine, which totaled approximately $93,000 in the three months ended December 31, 2001, are expected to increase significantly due to higher sales of our oral contraceptive products and other products launched in the second half of the fiscal year ended June 30, 2002, including our Dextro Salt Combo.

Development and other revenues are expected to be down compared to the prior year, as the total for the three months ended December 31, 2001 included approximately $5,000 related to our development agreement with Bristol-Myers Squibb which was terminated in April 2002.

Proceeds from Patent Challenge Settlement

Proceeds from patent challenge settlement are expected to increase approximately 8% for the three months ending December 31, 2002 compared with the three months ended December 31,

2001. Proceeds from patent challenge settlement are amounts earned pursuant to the supply agreement entered into as part of the 1997 settlement of our patent challenge on Bayer's Cipro product, and assumes that Bayer will elect, as they have in the past, not to provide product to us for resale.

Margins

Product margins represent the amount of gross profit we expect to earn on product sales expressed as a percentage of product sales. During the three months ending December 31, 2002, we expect our overall gross profit margins to increase significantly compared to the 37% margin we earned during the three months ended December 31, 2001. This increase is due to a lower percentage of sales from our distributed Tamoxifen product, which carries a much lower margin than our manufactured products, and corresponding increases in the proportion of sales of higher-margin products such as our oral contraceptives and Dextro Salt Combo. We believe that our margins in the December 2002 quarter should also improve compared to the margins we earned in the September 2002 quarter for the same reasons.

Research and development

We expect research and development spending during the three months ending December 31, 2002 to increase significantly when compared to the three months ended December 31, 2001 and to modestly exceed spending incurred during the three months ended September 30, 2002. These increases are related to higher spending on proprietary products as well as higher bio-study and raw material costs.

Selling, general and administrative

We expect selling, general and administrative costs for the three months ending December 31, 2002, excluding merger-related costs, to increase slightly from the three months ended December 31, 2001. Contributing to this increase are expected increases in sales and marketing costs to support our proprietary products, including Cenestin, and activities related to our anticipated launch of SEASONALE. We also expect costs to be relatively consistent with, or slightly greater than, the $33,800 we incurred in the three months ended September 30, 2002.

Earnings per share

Earnings per share for the three months ended December 31, 2001 were $0.91 per share. This result reflected an after-tax charge of $22,400, or $0.49 per share, in non-recurring items and expenses related to our merger with Duramed. In addition, while the contribution of Fluoxetine 20 mg capsules to the prior year's earnings per share is not separately and definitively determinable because we do not prepare individual income statements for each product, we believe that based on Fluoxetine sales of approximately $136,000 in the second quarter of fiscal 2002, Fluoxetine contributed approximately $0.90 per share. Excluding the merger related costs and estimated earnings attributable to Fluoxetine, earnings per share would have been approximately $0.50 per share.

Based on the revenue and expense assumptions described above, the Company believes earnings in the second quarter of fiscal 2003 could be in the range of approximately $1.02 to $1.07 per share. However, if we are not permitted to launch our manufactured version of Tamoxifen in the second quarter and, all other assumptions remain unchanged, we would expect earnings per share to be $0.82 to $0.87 per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio of approximately $375,936 and debt instruments of approximately $46,891. We do not use derivative financial instruments.

Our investment portfolio consists of cash and cash equivalents and marketable securities classified as "available for sale." The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in a variety of high credit-quality securities, including U.S. government and corporate obligations, certificates of deposit and money market funds. Ninety-six percent of our portfolio matures in less than three months. The carrying value of the investment portfolio approximates the market value at September 30, 2002. Because our investments are diversified and are of relatively short maturity, a hypothetical 1 or 2 percentage point change in interest rates would not have a material effect on our consolidated financial statements.

At September 30, 2002, approximately 65% of our debt instruments are subject to fixed interest rates. The related note purchase agreements permit us to prepay these notes prior to their scheduled maturity, but may require us to pay a prepayment fee based on market rates at the time of prepayment. The remaining 35% of debt instruments are primarily subject to variable interest rates based on the prime rate or LIBOR. The fair value of all debt instruments is approximately $43,000 at September 30, 2002. In addition, borrowings under our $40,000 unsecured revolving credit facility (the "Revolver") with Bank of America, N.A., bear interest at a variable rate based on the prime rate, the Federal Funds rate or LIBOR. At September 30, 2002, there were no amounts outstanding under the Revolver. We currently have approximately $29,400 available under the Revolver due to the issuance of a $10,600 letter of credit in support of our finite risk product liability insurance. We do not believe that any risk inherent in these instruments is likely to have a material effect on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to insure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to Barr and its consolidated subsidiaries required to be disclosed in this report.

CHANGES IN INTERNAL CONTROLS

Subsequent to the date of their evaluation as described above, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls. No significant deficiencies or material weaknesses have been identified.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Fluoxetine Hydrochloride Patent Infringement Suit

This case was previously reported in our annual report Form 10-K for the year ended June 30, 2002 as filed with the SEC on August 26, 2002. aaiPharma Inc. claimed that our generic versions of Prozac(R) infringed aaiPharma's patent. The case has been settled and dismissed.

HHS Supboena

The Department of Health and Human Services Office of Inspector General has issued a subpoena to us requesting documents relating to a recently published study on our Cenestin(R) product. We believe the study was properly conducted and are cooperating in the investigation.

PPA Litigation

We are a defendant in three personal injury product liability lawsuits involving phenylpropanolamine ("PPA"). One of these cases is pending in state court in North Carolina. Another case is pending in California state court. The third case was originally filed in the United States District Court in Connecticut, but has been transferred for pretrial proceedings to the U.S. District Court in Seattle, Washington. All three cases are in their initial stages. We believe we have strong defenses to all three cases and intend to vigorously defend the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 19, 2002, Shepherd Investments International, Inc. and Stark International (collectively, the "investors") holders of warrants to purchase an aggregate of 128,100 shares of our common stock at an exercise price of $22.4071 per share, notified us of their desire to exercise the warrants in a cashless exercise that would result in the issuance of an aggregate of 83,940 shares of our common stock. The warrants were originally issued by Duramed Pharmaceuticals, Inc. in February 1998. We acquired Duramed on October 24, 2001 in a merger accounted for as a pooling-of-interests. On September 25, 2002, in compliance with the request, we issued to the investors an aggregate of 83,940 shares of our common stock. As this was a cashless exercise, we did not receive any proceeds for the issuance of the shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   There are no exhibits filed as part of this Form 10-Q.

      (b) We filed the following reports on Form 8-K in the quarter ended September 30, 2002:

            REPORT DATE           ITEM REPORTED

            August 14, 2002       Press release announcing results for fiscal
                                  year 2002 and fourth quarter 2002.

            August 26, 2002       We filed with the Securities and Exchange
                                  Commission our Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the Form 10-K was accompanied by a certification of Bruce L. Downey, Chairman of the Board and Chief Executive Officer of the Company, and William T. McKee, Chief Financial
                                  Officer of the Company.

            September 23, 2002    Press release announcing that we will contest
                                  a ruling by the U.S. Food and Drug
                                  Administration, which retroactively alters the approval date of our application for Tamoxifen
                                  10 mg tablets.

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BARR LABORATORIES, INC.


Dated: November 14, 2002                /s/ William T. McKee
                                        --------------------------------
                                        William T. McKee
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

--------------------------------------------------------------------------------

                           RULE 13a-14 CERTIFICATIONS

I, Bruce L. Downey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Barr Laboratories, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                        /s/ Bruce L. Downey
                                        ------------------------------
                                        Bruce L. Downey
                                        Chief Executive Officer

I, William T. McKee, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Barr Laboratories, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                        /s/ William T. McKee
                                        ------------------------------
                                        William T. McKee
                                        Chief Financial Officer