Form 10-Q
period 2002-12-31
BARR LABORATORIES INC
filed 2003-01-29
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended December 31, 2002 or


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Number of shares of common stock outstanding as of December 31, 2002: 43,975,566

                             BARR LABORATORIES, INC.

                               INDEX TO FORM 10-Q

                                                                                                    PAGE
PART I    FINANCIAL INFORMATION                                                                    NUMBER
------    ---------------------                                                                    ------
Item 1.   Consolidated Financial Statements

              Consolidated Balance Sheets as of December 31, 2002 (unaudited) and June 30,
                2002.......................................................................          1

              Consolidated Statements of Operations for the three and six months ended
                December 31, 2002 and 2001 (unaudited).....................................          2

              Consolidated Statements of Cash Flows for the six months ended December 31,
                2002 and 2001 (unaudited)..................................................          3

              Notes to Consolidated Financial Statements (unaudited).......................          4

Item 2.   Management's Discussion and Analysis of Financial Condition

            and Results of Operations......................................................          18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................          35

Item 4.   Controls and Procedures..........................................................          35

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings................................................................          37

Item 4.   Submission of Matters to a Vote of Security Holders                                        38

Item 6.   Exhibits and Reports on Form 8-K.................................................          39

          Signatures and Rule 13a-14 Certifications........................................          39

                             BARR LABORATORIES, INC.
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)


                                                                                DECEMBER 31,
                                                                                    2002         JUNE 30,
                                                                                 (UNAUDITED)       2002
                                                                                ------------    ----------
                                       Assets
Current assets:
    Cash and cash equivalents                                                     $ 405,045     $ 331,257
    Marketable securities                                                             9,400             -
    Accounts receivable, net                                                         94,577       103,168
    Other receivables                                                                24,961        23,230
    Inventories                                                                      84,773       151,133
    Deferred income taxes                                                            18,208        18,208
    Prepaid expenses and other current assets                                        13,146         7,852
                                                                                  ----------    ----------
      Total current assets                                                          650,110       634,848

Property, plant and equipment, net  of accumulated depreciation
    of $95,833 and $87,419, respectively                                            190,157       165,522
Deferred income taxes                                                                21,422        21,270
Marketable securities                                                                15,108        15,502
Patents and product licenses, net                                                    25,460        28,200
Goodwill                                                                             14,118        13,941
Other assets                                                                         17,655         9,271
                                                                                  ----------    ----------
      Total assets                                                                $ 934,030     $ 888,554
                                                                                  ==========    ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                               $ 34,327     $ 110,879
    Accrued liabilities                                                              53,442        51,438
    Current portion of long-term debt                                                 7,029         3,642
    Current portion of capital lease obligations                                      1,529         1,695
    Income taxes payable                                                             31,184         9,801
                                                                                  ----------    ----------
      Total current liabilities                                                     127,511       177,455

Long-term debt                                                                       31,429        37,657
Long-term capital lease obligations                                                   4,275         4,977
Other liabilities                                                                     3,183         1,933

Commitments & Contingencies

Shareholders' equity:
    Preferred stock $1 par value per share; authorized 2,000,000; none issued
    Common stock $.01 par value per share; authorized 100,000,000;
      issued 44,162,498 and 43,792,170, respectively                                    442           438
    Additional paid-in capital                                                      308,373       291,637
    Retained earnings                                                               459,670       375,066
    Accumulated other comprehensive (loss) income                                      (145)           99
                                                                                  ----------    ----------
                                                                                    768,340       667,240
    Treasury stock, at cost: 186,932 shares                                            (708)         (708)
                                                                                  ----------    ----------
      Total shareholders' equity                                                    767,632       666,532
                                                                                  ----------    ----------

      Total liabilities and shareholders' equity                                  $ 934,030     $ 888,554
                                                                                  ==========    ==========


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 DECEMBER 31,                        DECEMBER 31,
                                                            2002               2001              2002            2001
                                                        --------------     -------------     -------------   -------------
Revenues:
    Product sales                                           $ 207,667         $ 360,853         $ 426,383       $ 707,248
    Development and other revenue                               1,368             5,237             3,080          10,945
                                                        --------------     -------------     -------------   -------------
Total revenues                                                209,035           366,090           429,463         718,193

Costs and expenses:
    Cost of sales                                              94,872           225,682           205,791         429,516
    Selling, general and administrative                        33,089            31,621            64,401          59,173
    Research and development                                   22,445            17,332            43,583          34,893
    Merger-related costs                                            -            30,844                 -          30,939
                                                        --------------     -------------     -------------   -------------

Earnings from operations                                       58,629            60,611           115,688         163,672

Proceeds from patent challenge settlement                       8,562             7,937            17,125          15,875
Interest income                                                 1,684             2,146             3,181           3,983
Interest expense                                                  473               950               921           2,241
Other expense (income)                                            280            (2,024)              246          (2,011)
                                                        --------------     -------------     -------------   -------------

Earnings before income taxes                                   68,122            71,768           134,827         183,300

Income tax expense                                             25,375            29,677            50,223          69,054
                                                        --------------     -------------     -------------   -------------

Net earnings                                                   42,747            42,091            84,604         114,246

Preferred stock dividends                                           -                 -                 -             457
Deemed dividend on convertible preferred stock                      -                 -                 -           1,493
                                                        --------------     -------------     -------------   -------------

Net earnings applicable to common shareholders               $ 42,747          $ 42,091          $ 84,604       $ 112,296
                                                        ==============     =============     =============   =============

Earnings per common share                                      $ 0.97            $ 0.98            $ 1.93          $ 2.63
                                                        ==============     =============     =============   =============

Earnings per common share - assuming dilution                  $ 0.94            $ 0.91            $ 1.85          $ 2.46
                                                        ==============     =============     =============   =============

Weighted average shares                                        43,922            43,076            43,833          42,759
                                                        ==============     =============     =============   =============

Weighted average shares - assuming dilution                    45,696            46,219            45,612          45,573
                                                        ==============     =============     =============   =============

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                    BARR LABORATORIES, INC.
                             Consolidated Statements of Cash Flows
                      For the Six Months Ended December 31, 2002 and 2001
                                   (in thousands of dollars)
                                          (unaudited)

                                                                                                 2002                  2001
                                                                                             --------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                                  $ 84,604            $ 114,246
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                                               10,422                7,355
        Deferred income tax benefit                                                                      -               (1,471)
        Write-off of intangible asset                                                                1,330                    -
        Write-off of deferred financing fees associated with early extinguishment of debt                -                  247
        Gain on disposal of property, plant & equipment                                               (457)                   -
        Write-off of investment                                                                        250                    -
        Other                                                                                          (36)                 184
    Tax benefit of stock incentive plans                                                            10,018                3,411

    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable and other receivables, net                                               6,860              (44,340)
        Inventories                                                                                 66,360               24,175
        Prepaid expenses                                                                              (593)              (2,368)
        Other assets                                                                                (4,506)               1,021
      Increase (decrease) in:
        Accounts payable, accrued liabilities and other liabilities                                (77,999)             115,371
        Income taxes payable                                                                        21,383               10,356
                                                                                             --------------        -------------
      Net cash provided by operating activities                                                    117,636              228,187
                                                                                             --------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property, plant and equipment                                                     (35,930)             (16,490)
    Proceeds from sale of property, plant and equipment                                              2,947                   10
    Loans to Natural Biologics                                                                      (4,384)              (1,000)
    Purchases of marketable securities, net                                                         (9,400)                   -
                                                                                             --------------        -------------
      Net cash used in investing activities                                                        (46,767)             (17,480)
                                                                                             --------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Principal payments on long-term debt and capital leases                                         (3,803)              (8,667)
    Net payments on line of credit                                                                       -              (20,316)
    Purchase of treasury stock                                                                           -                 (695)
    Proceeds from exercise of stock options and employee stock purchases                             6,722                9,378
    Other                                                                                                -                  (61)
                                                                                             --------------        -------------
      Net cash provided by (used in) financing activities                                            2,919              (20,361)
                                                                                             --------------        -------------
      Increase in cash and cash equivalents                                                         73,788              190,346
Cash and cash equivalents at beginning of period                                                   331,257              222,343
                                                                                             --------------        -------------
Cash and cash equivalents at end of period                                                       $ 405,045            $ 412,689
                                                                                             ==============        =============
SUPPLEMENTAL CASH FLOW DATA:
    Cash paid during the period:
      Interest, net of portion capitalized                                                           $ 895              $ 2,304
                                                                                             ==============        =============
      Income taxes                                                                                $ 18,822             $ 55,771
                                                                                             ==============        =============
Non-cash transactions:
    Equipment under capital lease                                                                 $     --             $  5,318
                                                                                             ==============        =============



        See accompanying notes to the consolidated financial statements.

                            BARR LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

      The unaudited consolidated financial statements of Barr Laboratories, Inc. and subsidiaries ("Barr" or "the Company") are prepared in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 2002, included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission (the "SEC") on August 26, 2002 and the quarterly report on Form 10-Q for the three months ended September 30, 2002 filed by the Company with the SEC on November 14, 2002. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. Management believes that, along with the following information, the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three and six months ended December 31, 2002 may not be indicative of the results to be expected for the fiscal year ending June 30, 2003.

2.    ESTIMATES AND CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related notes to the financial statements. The methods, estimates and judgments the Company uses in applying the accounting policies most critical to its financial statements have a significant impact on the results reported in the Company's financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results, and require the Company to make its most difficult and subjective judgments. Based on this definition, the Company's most critical policies include the following: (1) provisions for estimated sales returns and allowances; (2) accrual of inventory reserves;
      (3) deferred taxes; (4) accrual for litigation; (5) accrual for self-insurance reserve; and (6) the assessment of recoverability of goodwill and other intangible assets. The Company also has other key accounting policies, including policies for revenue recognition. The Company believes that these other policies either do not generally require it to make estimates and judgments that are as difficult or as subjective as the six listed above, or it is less likely that they would have a material impact on the Company's reported results of operations for a given period. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from the Company's estimates and such estimates could be different using different assumptions or conditions.

      The Company summarizes its most critical accounting policies below:

      Sales returns and allowances

      When the Company recognizes revenue from the sale of its pharmaceutical products, it simultaneously records an estimate of various costs that reduce product sales. These costs include estimates for product returns, rebates, chargebacks and other sales allowances. In addition, as discussed in detail below, the Company may record allowances for shelf-stock adjustments when the conditions are appropriate. The Company bases its estimates for sales allowances such as product returns, rebates and chargebacks on a variety of factors, including actual return experience of these or similar products, rebate agreements for each product, and estimated sales by its wholesale customers to other third parties with whom the Company has contracts. Actual experience associated with any of these items may differ materially from the Company's estimates. The Company reviews the factors that influence its estimates and, if necessary, makes adjustments when it believes that actual product returns, credits and other allowances may differ from established reserves.

      The Company often issues credits to customers for inventory remaining on their shelves following a decrease in the market price of a generic pharmaceutical product. These credits, commonly referred to in the pharmaceutical industry as "shelf-stock adjustments," can then be used by customers to offset future amounts owing to the Company under invoices for future product deliveries. The shelf-stock adjustment is intended to reduce a customer's inventory cost to better reflect current market prices and is often used by the Company to maintain its long-term customer relationships. The determination to grant a shelf-stock credit to a customer following a price decrease is usually at the Company's discretion rather than contractually required. The Company records allowances for shelf-stock adjustments at the time it sells products that it believes will be subject to a price decrease. When determining whether to record a shelf-stock adjustment and the amount of any such adjustment, the Company analyzes several variables including the estimated launch date of a competing product, the estimated decline in market price and estimated levels of inventory held by the customer at the time of the decrease in market price. As a result, a shelf-stock reserve depends on a product's unique facts and circumstances. The Company regularly monitors these and other factors for its significant products and evaluates its reserves and estimates as additional information becomes available.

      Accounts receivable are presented net of allowances relating to the above provisions of $112,367 and $93,789 at December 31, 2002 and June 30, 2002, respectively.

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

      Litigation

      The Company is subject to litigation in the ordinary course of business and also to certain other contingencies (See Note 14). Legal fees and other expenses related to litigation and contingencies are recorded as incurred. Additionally, the Company assesses, in consultation with its counsel, the need to record a liability for litigation and contingencies on a case-by-case basis. Reserves are recorded when the Company, in consultation with counsel, determines that a loss related to a matter is both probable and reasonably estimable.

      Self-insurance reserve

      Since September 30, 2002, the Company has been primarily self-insured for product liability claims. The Company records a self-insurance reserve for each recorded claim on a case-by-case basis, plus an allowance for the cost of incurred but not reported ("IBNR") claims. In assessing the amounts to record for each reported claim, management, in consultation with counsel and its insurance consultants, considers the nature and amount of the claim, the Company's prior experience with similar claims, and whether the amount expected to be paid on a claim is both probable and reasonably estimable. In determining the allowance for the cost of IBNR claims, management considers a variety of factors including historical claims and insurance premium experience. The Company believes that the amount estimated and recorded for IBNR claims is reasonable, considering its limited history as a self-insured entity and the fact that it has never incurred a significant product liability loss. Actual payments may differ from the reserve amount. As of and for the three months ended December 31, 2002, the liability and related expenses for the Company's self-insurance reserve were included in accrued liabilities and selling, general and administrative expenses, respectively.

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

3.    RECENT ACCOUNTING PRONOUNCEMENTS

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

      The Company adopted SFAS 142 on July 1, 2002. SFAS 142 requires goodwill to be tested for impairment annually using a two-step process to determine the amount of impairment, if any, which is then written-off. The first step is to identify potential impairment, which is measured as of the beginning of the fiscal year. To accomplish this, the Company will identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Under SFAS 142, to the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired. The second step of the goodwill impairment test, if required, measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any. During the quarter ended December 31, 2002, the Company completed the first step of this process and determined there was no indication of goodwill impairment.

      Accounting for Stock Based Compensation

      In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition Disclosure, An Amendment of FASB Statement No. 123" ("SFAS 148"). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will adopt SFAS 148 for the fiscal quarter ending March 31, 2003. The Company believes that the adoption of SFAS 148 will not have a material impact on its results of operations or financial position.

4.    CASH AND CASH EQUIVALENTS

      Cash equivalents consist of short-term, highly liquid investments, including market auction securities with interest rates that are re-set in intervals of 7 to 49 days, which are readily convertible into cash at par value, which approximates cost.

      As of December 31, 2002 and June 30, 2002, approximately $566 and $84,834, respectively, of the Company's cash was held in an interest-bearing escrow account. Such amounts represent the portion of the Company's payable balance with AstraZeneca Pharmaceuticals LP ("AstraZeneca"), which the Company decided to secure in connection with its cash management policy. The Company pays AstraZeneca a monthly fee based on a rate multiplied by the average unsecured monthly payable balance for Tamoxifen purchased by the Company from AstraZeneca. On August 21, 2002, the Company's supply agreement with AstraZeneca expired. Since the expiration of the agreement, the Company has not ordered additional Tamoxifen product and no additional amounts have been deposited in the escrow account.

5.    OTHER RECEIVABLES

      Other receivables consist primarily of patent challenge settlement receivables and receivables related to development and other revenue (See
      Note 10).

6.    INVENTORIES

      Inventories consist of the following:

                                    December 31,    June 30,
                                        2002          2002
                                    ------------    ----------
Raw materials and supplies          $    47,394     $  43,952
Work-in-process                          14,706        12,897
Finished goods                           22,673        94,284
                                    ------------    ----------
     Total                          $    84,773     $ 151,133
                                    ============    ==========

      The Company's distributed version of Tamoxifen Citrate, purchased as a finished product from AstraZeneca, accounted for approximately $0 and $69,655 of finished goods inventory as of December 31, 2002 and June 30, 2002, respectively. The December 31, 2002 finished goods balance reflects reduced Tamoxifen inventory levels as the result of the expiration of the Company's supply agreement with AstraZeneca on August 21, 2002 (See Note
      4).

7.    RELATED PARTIES

      Dr. Bernard C. Sherman

      During the three months ended December 31, 2002 and 2001, the Company purchased $1,766 and $383, respectively, of bulk pharmaceutical materials from companies affiliated with Dr. Bernard C. Sherman, the Company's largest beneficial shareholder and a former member of the Board of Directors. For the six months ended December 31, 2002 and 2001, such purchases were $2,678 and $1,508, respectively. In addition, during the three months ended December 31, 2002 and 2001, the Company sold $2,443 and $5,494, respectively, of certain of its pharmaceutical products and bulk pharmaceutical materials to companies owned by Dr. Sherman. For the six months ended December 31, 2002 and 2001, such sales were $5,312 and $10,320, respectively. As of December 31, 2002, the Company's accounts receivable included $1,135 due as a result of these sales.

      During fiscal 1996, the Company entered into an agreement with a company owned by Dr. Sherman to share litigation and related costs in connection with the Company's Fluoxetine patent challenge. For the three months ended December 31, 2002 and 2001, the Company recorded $195 and $300, respectively, in connection with this agreement as a reduction to operating expenses. For the six months ended December 31, 2002 and 2001, the Company recorded $330 and $897, respectively, as a reduction to operating expenses. Included in cost of sales for the three months ended December 31, 2002 and 2001 is approximately $262 and $65,525, respectively, for the related party's share of Fluoxetine profits as defined in the profit sharing agreement. For the six months ended December 31, 2002 and 2001, the Company recorded $650 and $150,221, respectively, as cost of sales related to this agreement.

      As of December 31, 2002 and June 30, 2001, the Company's accounts payable included $2,217 and $634, respectively, related to these transactions.

8.    INTANGIBLE ASSETS

      Goodwill of $14,118 and $13,941 at December 31, 2002 and June 30, 2002, respectively, was attributable to the Company's acquisition of certain assets and assumption of certain liabilities of Enhance Pharmaceuticals, Inc. in June 2002. The change in goodwill from June 30, 2002 was attributable to acquisition related professional fees for which invoices were received subsequent to June 30, 2002.

      Intangible assets, excluding goodwill, which are comprised primarily of patents and product licenses, consist of the following:

                                                    December 31,        June 30,
                                                       2002               2002
                                                    ------------        --------
Patents                                               $   --            $  1,400
Product licenses                                        26,800            26,800
                                                      --------          --------
                                                        26,800            28,200
Less: accumulated amortization                          (1,340)             --
                                                      --------          --------

   Intangible assets, net                             $ 25,460          $ 28,200
                                                      ========          ========

      During December 2002, the Company's management decided to suspend development of a product for which $1,400 in patents had been recorded, pending review of future market opportunities. As a result, on December 31, 2002, the Company wrote-off the remaining $1,330 of patents, net of accumulated amortization. For the three and six months ended December 31, 2002, this amount has been included in selling, general and administrative expense.

      Estimated amortization expense on product licenses is as follows:

                                               Year Ending
                                                 June 30,
                                               -----------
                                                   2003                   $2,750
                                                   2004                    2,680
                                                   2005                    2,680
                                                   2006                    2,680
                                                   2007                    2,680


      The Company's current product licenses have a weighted average useful life of approximately ten years.

9.    LONG-TERM DEBT

      The Company has a $40,000 revolving credit facility that expires on February 27, 2005. As of December 31, 2002, there was approximately $29,312 available to the Company under this facility due to the issuance of a $10,688 letter of credit in support of the Company's product liability insurance (See Note 14).

10.   DEVELOPMENT AND OTHER REVENUE

      For the three and six months ended December 31, 2001, development and other revenue consisted primarily of amounts received from DuPont Pharmaceuticals Company ("DuPont") for various development and co-marketing agreements entered into in March 2000. The assets of DuPont have since been acquired by Bristol-Myers Squibb ("BMS") and the March 2000 agreements that generated these revenues were terminated in April 2002.

      For the three and six months ended December 31, 2002, development and other revenue includes royalty income earned under licensing agreements, a development agreement with the U.S. Department of Defense, and a development agreement related to the Company's vaginal ring products.

11.   MERGER-RELATED COSTS

      As a result of the acquisition of Duramed Pharmaceuticals, Inc. in October 2001 (accounted for as a pooling of interests), the Company incurred net pre-tax merger-related expenses of approximately $31,000 nearly all of which was included in the consolidated statements of operations as merger-related costs. These costs include direct transaction costs such as legal, accounting and other expenses; costs associated with facility and product rationalization; and severance costs. As of December 31, 2002, the remaining liability of approximately $1,219 consists primarily of facility rationalization costs.

12.   EARNINGS PER SHARE

      The following is a reconciliation of the numerators and denominators used to calculate earnings per common share ("EPS") in the Consolidated Statements of Operations:

                                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                  DECEMBER 31,                    DECEMBER 31,
                                                                            ------------------------        ------------------------
                                                                              2002            2001            2002            2001
                                                                            --------        --------        --------        --------
Net earnings                                                                $ 42,747        $ 42,091        $ 84,604        $114,246
Preferred stock dividends                                                       --              --              --               457
Deemed dividend on convertible preferred stock                                  --              --              --             1,493
                                                                            --------        --------        --------        --------
Numerator for basic and diluted earnings per share-
net earnings applicable to common shareholders                              $ 42,747        $ 42,091        $ 84,604        $112,296
                                                                            ========        ========        ========        ========

EARNINGS PER COMMON SHARE - BASIC:
Weighted average shares (denominator)                                         43,922          43,076          43,833          42,759
Net earnings applicable to common shareholders                              $   0.97        $   0.98        $   1.93        $   2.63
                                                                            ========        ========        ========        ========


EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
Weighted average shares                                                       43,922          43,076          43,833          42,759
Effect of dilutive options                                                     1,774           3,143           1,779           2,814
                                                                            --------        --------        --------        --------
Weighted average shares - assuming
 dilution (denominator)                                                       45,696          46,219          45,612          45,573

Net earnings applicable to common shareholders                              $   0.94        $   0.91        $   1.85        $   2.46
                                                                            ========        ========        ========        ========

                                                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                              DECEMBER 31,            DECEMBER 31,
                                                                                          ------------------       -----------------
                                                                                            2002        2001        2002        2001
                                                                                           -----       -----       -----       -----
Not included in the calculation of diluted earnings per share because their impact is antidilutive:
    Stock options outstanding                                                                840         519         844         519
    Preferred if converted                                                                    --          --          --       1,013


13.   COMPREHENSIVE INCOME

      Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on securities classified for SFAS No. 115 purposes as "available for sale." Total comprehensive income for the three months ended December 31, 2002 and 2001 was $42,558 and $42,070, respectively, and for the six months ended December 31, 2002 and 2001 was $84,360 and $112,205, respectively.

14.   COMMITMENTS AND CONTINGENCIES

      Business Development Venture

      In fiscal 2002, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Natural Biologics, the raw material supplier for the Company's generic conjugated estrogens product. The Company believes that the raw material is pharmaceutically equivalent to raw material used to produce Wyeth's Premarin(R). Natural Biologics is a defendant in litigation brought by Wyeth alleging that Natural Biologics misappropriated certain Wyeth trade secrets with respect to the preparation of this raw material. This case was tried in November 2002, and a decision may be rendered by the trial court at any time. An unfavorable decision for Natural Biologics could materially and adversely affect Natural Biologics' ability to repay the loans the Company has made to it. If that were to be the case, the Company may be required to write-off all or a portion of the loans made to Natural Biologics. As of December 31, 2002, the Company had loaned Natural Biologics approximately $9,320 under this agreement, and has included such amount in other assets.

      Under the terms of the Loan Agreement, absent the occurrence of a material adverse event (including, without limitation, an unfavorable court decision in the Wyeth matter), the Company could loan Natural Biologics up to $35,000 over a three-year period, including an additional $4,580 during the remainder of fiscal 2003, and $8,300 and $2,800 during fiscal 2004 and 2005, respectively. The Loan Agreement also provides for a loan of $10,000 based upon the successful outcome of pending legal proceedings between Wyeth and Natural Biologics, as discussed above. The loans mature on June 3, 2007.

      In fiscal 2002, the Company also entered into a Development, Manufacturing and Distribution Agreement with Natural Biologics which could obligate the Company to make milestone payments totaling an additional $35,000 to Natural Biologics based on achieving certain legal and product approval milestones, including the approval of a generic product.

      Funding of Employee Savings Plan

      On September 27, 2002, the Company committed to make a minimum aggregate contribution of $9,200 to the Barr Laboratories, Inc. Savings and Retirement Plan for the fiscal year ending June 30, 2003. As of December 31, 2002, the Company has funded $4,500 of the contribution commitment and has recorded an asset and a matching liability equal to the remaining contribution commitment.

      Employment Agreements

      The Company has entered into employment agreements with certain key employees. These agreements mature at various dates through 2005.

      Product Liability Insurance

      Due to the significant increase in the cost of product liability insurance, on September 30, 2002, the Company entered into a finite risk insurance arrangement (the "Arrangement") with a third party insurer. The Company believes that the Arrangement is an effective way to insure against a portion of potential product liability claims. In exchange for $15,000 in product liability coverage over a five-year term, the Arrangement provides for the Company to pay approximately $14,250 in four equal annual installments of $3,563 beginning in October 2002. Included in the initial payment is an insurer's margin of approximately $1,000, which will be amortized over the five-year term. At any six-month interval, the Company may, at its option, cancel the Arrangement. In addition, at the earlier of termination or expiry, the Company is eligible for a return of all amounts paid to the insurer, less the insurer's margin and amounts for any incurred claims. The Company is recording the payments, net of the insurer's margin, as deposits included in other assets.

      The Company continues to be self-insured for potential product liability claims between $15,000 and $25,000. The Company has purchased additional coverage from an insurance carrier for product liability claims related to certain products from $25,000 to $50,000.

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

      Invamed, Inc./Apothecon, Inc. Lawsuit

      In February 1998 and May 1999, Invamed, Inc. and Apothecon, Inc., respectively, both of which have since been acquired by Geneva Pharmaceuticals, Inc., which is a subsidiary of Novartis AG, named the Company and several others as defendants in lawsuits filed in the United States District Court for the Southern District of New York, charging that the Company unlawfully blocked access to the raw material source for Warfarin Sodium. The two actions have been consolidated. On May 10, 2002, the District Court granted summary judgment in the Company's favor on all antitrust claims in the case, but found that the plaintiffs could proceed to trial on their allegations that the Company interfered with an alleged raw material supply contract between Invamed and Barr's raw material supplier. A trial on these allegations has been set for March 17, 2003. The Company believes that these suits are without merit and intends to vigorously defend its position, but an adverse judgment could have a material impact on the Company's consolidated financial statements.

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

      Other Litigation

      As of December 31, 2002, the Company was involved with other lawsuits incidental to its business, including patent infringement actions and product liability claims. Management, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have a material adverse effect on the Company's consolidated financial statements.

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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands)


FORWARD-LOOKING STATEMENTS

The following sections contain a number of forward-looking statements. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by their use of words such as "expects," "plans," "will," "may," "anticipates," "believes," "should," "intends," "estimates" and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include:

      - the difficulty in predicting the timing and outcome of legal proceedings, including patent related matters like patent challenge settlements and patent infringement cases;

      - the difficulty of predicting the timing of U.S. Food and Drug Administration, or FDA, approvals;

      -     court and FDA decisions on exclusivity periods;

      - the ability of competitors to extend exclusivity periods for their products;

      - market and customer acceptance and demand for our pharmaceutical products;

      -     reimbursement policies of third party payors;

      -     our ability to market our proprietary products;

      - the successful integration of acquired businesses and products into our operations;

      -     the use of estimates in the preparation of our financial statements;

      -     the impact of competitive products and pricing;

      -     the ability to develop and launch new products on a timely basis;

      -     the availability of raw materials;

      - the availability of any product we purchase and sell as a distributor;

      -     the regulatory environment;

      - fluctuations in operating results, due to spending for research and development, sales and marketing and patent challenge activities; and

      - other risks detailed from time-to-time in our filings with the Securities and Exchange Commission.

OVERVIEW

We operate in one business segment, which is the development, manufacture and marketing of pharmaceutical products.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying the accounting policies most critical to our financial statements have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments. Based on this definition, our most critical policies include the following: (1) provisions for estimated sales returns and allowances; (2) accrual of inventory reserves; (3) deferred taxes;
(4) accrual for litigation; (5) accrual for self-insurance reserve; and (6) the assessment of recoverability of goodwill and other intangible assets. We also have other key accounting policies including policies for revenue recognition. We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective as the six listed above, or it is less likely that they would have a material impact on our reported results of operations for a given period. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from our estimates and our estimates could be different using different assumptions or conditions.

Our critical accounting polices are as follows:

Sales Returns and Allowances

When we recognize revenue from the sale of our pharmaceutical products, we simultaneously record an estimate of various costs which reduce product sales. These costs include estimates for product returns, rebates, chargebacks and other sales allowances. In addition, as discussed in detail below, we may record allowances for shelf-stock adjustments when the conditions are appropriate. We base our estimates for sales allowances such as product returns, rebates and chargebacks on a variety of factors, including actual return experience of these or similar products, rebate agreements for each product, and estimated sales by our wholesale customers to other third parties who have contracts with us. Actual experience associated with any of these items may differ materially from our estimates. We review the factors that influence our estimates and, if necessary, make adjustments when we believe actual product returns, credits and other allowances may differ from established reserves.

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

Inventory Reserves

We establish reserves for our inventory to reflect situations in which the cost of the inventory is not expected to be recovered. We regularly review such circumstances, including when product is close to expiration and is not expected to be sold, when product has reached its expiration date, or when a batch of product is not expected to be saleable based on our quality assurance standards. The reserve for these products is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. In evaluating whether inventory is stated at the lower of cost or market, we consider such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. We monitor inventory levels, expiry dates and market conditions on a regular basis. We record changes in inventory reserves as part of cost of goods sold.

Deferred Taxes

Income taxes are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided for the portion of deferred tax assets which are "more-likely-than-not" to be unrealized. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more-likely-than-not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. We review our internal forecasted sales and pre-tax earnings estimates to make our assessment about the utilization of deferred tax assets. In the event we determine that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance will be recorded. If that assessment changes, a charge or a benefit would be recorded on the statement of operations.

Litigation

We are subject to litigation in the ordinary course of business and also to certain other contingencies (See Note 14 to the Consolidated Financial Statements). Legal fees and other expenses related to litigation and contingencies are recorded as incurred. Additionally, we assess, in consultation with counsel, the need to record a liability for litigation and contingencies on a case-by-case basis. Reserves are recorded when we, in consultation with counsel, determine that a loss related to a matter is both probable and reasonably estimable.

Self-Insurance Reserve

Since September 30, 2002, we have primarily been self-insured for product liability claims. We record a self-insurance reserve for each recorded claim on a case-by-case basis, plus an allowance for the cost of incurred but not reported ("IBNR") claims. In assessing the amounts to record for each reported claim, management, in consultation with counsel and our insurance consultants, considers the nature and amount of the claim, our prior experience with similar claims, and whether the amount expected to be paid on a claim is both probable and reasonably estimable. In determining the allowance for the cost of IBNR claims, management considers a variety of factors including historical claims and insurance premium experience. We believe that the amount estimated and recorded for IBNR claims is reasonable, considering our limited history as a self-insured entity and the fact that we have never incurred a significant product liability loss. Actual payments may differ from the reserve amount. As of and for the three months ended December 31, 2002, the liability and related expenses for our self-insurance reserve were included in accrued liabilities and selling, general and administrative expenses, respectively.

Goodwill and Intangible Assets

In connection with acquisitions, we determine the amounts assigned to goodwill and intangibles based on purchase price allocations. These allocations, including an assessment of the estimated useful lives of intangible assets, have been performed by qualified independent appraisers using generally accepted valuation methodologies. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Useful lives are determined based on the expected future period of benefit of the asset, which considers various characteristics of the asset, including historical cash flows. As required by SFAS 142 "Goodwill and Other Intangible Assets," we review goodwill for impairment annually or more frequently if impairment indicators arise.

As the result of the June 2002 purchase of certain assets and assumption of certain liabilities of Enhance Pharmaceuticals, Inc., we have approximately $14,118 of goodwill and $25,460 of intangible assets, net, included in our balance sheet as of December 31, 2002.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

Revenues -- Overview

Total revenues for the three months ended December 31, 2002 were $209,035, a decrease of 43% compared to $366,090 for the three months ended December 31, 2001. This decrease in total revenues was anticipated and primarily was due to the sharp decline in sales of our 20 mg Fluoxetine product, and a decrease in sales of Tamoxifen. Partially offsetting the decline in sales of Fluoxetine and Tamoxifen was a 93% increase in sales of other products, led by higher sales of our oral contraceptive franchise of products and sales of our Dextroamphetamine products which we launched in February 2002.

Revenues -- Product Sales

Sales of products other than Fluoxetine and Tamoxifen increased 93% from $87,902 for the three months ended December 31, 2001 to $169,520 for the three months ended December 31, 2002. The increase was primarily attributable to increased sales of our oral contraceptive products, for which sales more than quadrupled from the prior year quarter, and sales of our Dextroamphetamine products which we launched in February 2002. Sales of oral contraceptives increased 467% from the three months ended December 31, 2001 to the three months ended December 31, 2002. The increase in sales of the oral contraceptives reflects higher sales of existing products, including our Apri(R), Aviane(TM) and Nortrel(R) products, and sales of our new oral contraceptive products, including Camila(TM), Cryselle(TM), Enpresse(TM), Lessina(TM), Kariva(TM),
Portia(TM) and Sprintec(TM), all of which we launched in the last twelve months.

In August 2001, we launched our Fluoxetine 20 mg capsule with 180 days of exclusivity as the only generic manufacturer. Sales of Fluoxetine were $136,086 for the three months ended December 31, 2001, constituting approximately 38% of product sales in that quarter. On January 29, 2002, our 180-day generic exclusivity period on the Fluoxetine 20 mg capsules ended and, as expected, the FDA approved several other generic versions. As a result, the selling price declined dramatically and we lost market share to competing products, causing our sales and profits from Fluoxetine to be substantially lower than those earned during the exclusivity period. For the three months ended December 31, 2002, sales of Fluoxetine dropped to less than 1% of product sales.

Tamoxifen sales decreased 73% from $136,865 for the three months ended December 31, 2001 to $36,549 for the three months ended December 31, 2002. During the quarter ended December 31, 2002, we sold all remaining distributed Tamoxifen inventory previously purchased from AstraZeneca. Our Tamoxifen inventory had been declining during the quarter due to the expiration of our supply agreement with AstraZeneca in August 2002 and based on our belief that we would launch our manufactured version of Tamoxifen 10 mg. In December 2002, the U.S. District Court for the District of Columbia denied our motion for summary judgment seeking to enjoin the FDA from withdrawing final agency approval of our Tamoxifen 10 mg ANDA. We had sought to re-affirm the April 1987 FDA final approval of our Tamoxifen product, which would have enabled us to launch our manufactured Tamoxifen 10 mg product during AstraZeneca's pediatric exclusivity for its Nolvadex(R) brand version of Tamoxifen, which ends on February 20, 2003. Given the court's ruling we were unable to supply Tamoxifen to our customers after the depletion of our inventory and will be unable to launch our manufactured Tamoxifen product until February 20, 2003.

Revenues -- Development and Other Revenue

For the three months ended December 31, 2002, development and other revenue of $1,368 includes royalty income earned under licensing agreements with third parties, our development agreement with the U.S. Department of Defense, and our development agreement related to one of our vaginal ring products. For the three months ended December 31, 2001, development and other revenue consisted primarily of amounts received from DuPont Pharmaceuticals Company for various development and co-marketing agreements entered into in March 2000. The assets of DuPont have since been acquired by Bristol-Myers Squibb ("BMS") and the March 2000 agreements that generated these revenues ended in April 2002. As we incurred research and other development activity costs, we recorded such expenses as research and development and invoiced and recorded the related revenue from BMS as development and other revenue. We recorded revenue from these agreements of $5,000 for the three months ended December 31, 2001.

Cost of Sales

Cost of sales decreased 58% from $225,682 for the three months ended December 31, 2001 to $94,872 for the three months ended December 31, 2002, primarily due to lower sales of Fluoxetine and Tamoxifen. Cost of sales includes the profit split paid to Apotex, Inc., our partner in the Fluoxetine patent challenge and royalties on certain other products paid to certain of our raw material suppliers.

As a percentage of product sales, cost of sales decreased from 63% for the three months ended December 31, 2001 to 46% for the three months ended December 31, 2002. This decrease was attributable to the significant decreases in sales of Fluoxetine and Tamoxifen for which margins are generally lower than the average earned on our other products. In addition, the decrease reflects an improved product mix from a margin perspective, as higher-margin products such as our oral contraceptives, and our Dextroamphetamine products, made up a larger percentage of our sales than lower-margin products.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased 5% from $31,621 for the three months ended December 31, 2001 to $33,089 for the three months ended December 31, 2002. The increase was primarily due to higher marketing expenses for pre-launch activities related to our extended regimen oral contraceptive, SEASONALE(R), and increased consulting costs primarily associated with various information technology projects. Also contributing to the increase were the amortization of intangible assets and $1,330 for the write-off of intangible assets for a product that we suspended development of pending review of future market opportunities. Partially offsetting these increases were decreases in Cenestin sales and marketing costs due to the termination of our co-promotion and marketing agreement with Solvay, lower legal costs, and lower headcount costs associated with synergies achieved as a result of the integration of Duramed.

Research and Development

Research and development expenses increased 30% from $17,332 for the three months ended December 31, 2001 to $22,445 for the three months ended December 31, 2002. The increase reflected higher spending because of increased clinical study activity and headcount costs in our proprietary development program, including costs associated with our vaginal ring product, and higher biostudy, raw material and headcount costs related to our generic development activities.

Merger-Related Costs

Merger-related costs related to our October 2001 merger with Duramed Pharmaceuticals, Inc., included direct transaction costs such as investment banking, legal, accounting and other costs; costs associated with facility and product rationalization, and severance costs.

Proceeds from Patent Challenge Settlement

Proceeds from patent challenge settlement represent amounts earned under the terms of the contingent supply agreement entered into with Bayer to settle our patent challenge litigation regarding its Ciprofloxacin antibiotic. Under the terms of the contingent supply agreement, Bayer, at its option, must either supply us with Ciprofloxacin at a predetermined discount for resale or make quarterly cash payments to us. To date, Bayer has elected to make payments to us rather than supply us with Ciprofloxacin. Accordingly, we have recognized proceeds from patent challenge settlements of $7,937 for the three months ended December 31, 2001 and $8,562 for the three months ended December 31, 2002.

Interest Income

Interest income decreased 22% from $2,146 for the three months ended December 31, 2001 to $1,684 for the three months ended December 31, 2002, primarily due to a decrease in market interest rates on our short-term investments. The decline was partially offset by an increase in the average cash and cash equivalents balance and marketable securities balance.

Interest Expense

Interest expense decreased 50% from $950 for the three months ended December 31, 2001 to $473 for the three months ended December 31, 2002, primarily due to a decrease in our debt balances combined with lower interest rates on borrowings.

Other Income (Expense)

Other income for the three months ended December 31, 2001 included $2,000 related to a legal settlement.

Income Taxes

Our income tax provision for the three months ended December 31, 2001 reflected a 41.35% effective tax rate on pre-tax income, compared to 37.25% for the three months ended December 31, 2002. The decrease in the effective tax rate is primarily due to certain merger-related costs for the three months ended December 31, 2001 not being deductible for tax purposes.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

Revenues -- Overview

Total revenues for the six months ended December 31, 2002 were $429,463, a decrease of 40% from $718,193 in the six months ended December 31, 2001. This anticipated decrease in total revenues primarily was due to the sharp decline in sales of our Fluoxetine 20 mg product, and a decrease in sales of Tamoxifen. Partially offsetting the decline in sales of Fluoxetine and Tamoxifen was an 83% increase in sales of other products, led by higher sales of our oral contraceptive franchise of products, Dextroamphetamine products and Warfarin Sodium.

Revenues -- Product Sales

Sales of products other than Fluoxetine and Tamoxifen increased 83% from $169,392 for the six months ended December 31, 2001 to $310,412 for the six months ended December 31, 2002. The increase was primarily attributable to increased sales of our oral contraceptive products, for which sales nearly tripled from the prior year period, our Dextroamphetamine products, which we launched in February 2002, and Warfarin Sodium, which increased its overall market share. Sales of oral contraceptives increased 273% from the six months ended December 31, 2001 to the six months ended December 31, 2002. The increase in sales of the oral contraceptives reflects higher sales of existing products, including our Apri(R), Aviane(TM) and Nortrel(R) products and sales of our new oral contraceptive products, including Camila(TM), Cryselle(TM), Enpresse(TM), Kariva(TM), Lessina(TM), Portia(TM) and Sprintec(TM), all of which we launched in the past twelve months.

In August 2001, we launched our Fluoxetine 20 mg capsule. Sales of Fluoxetine were $311,107 for the six months ended December 31, 2001, constituting approximately 44% of product sales in that period. On January 29, 2002, our 180-day generic exclusivity period on the Fluoxetine 20 mg capsules ended and, as expected, the FDA approved several other generic versions. As a result, the selling price declined dramatically and we lost market share to competing products, causing our sales and profits from Fluoxetine to be substantially lower than those earned during the exclusivity period. As a result of these declines, for the six months ended December 31, 2002, sales of Fluoxetine were less than 1% of product sales.

Tamoxifen sales decreased 50% from $226,749 for the six months ended December 31, 2001 to $112,512 for the six months ended December 31, 2002. This decrease in sales is due to the expiration of our supply agreement with AstraZeneca on August 21, 2002 and a December 2002 court decision concluding that we are not entitled to launch our manufactured Tamoxifen tablets until the expiration of AstraZeneca's pediatric exclusivity in February 2003, as discussed in greater detail in the quarterly comparison above.

Revenues -- Development and Other Revenue

For the six months ended December 31, 2002, development and other revenue of $3,080 includes royalty income earned under licensing agreements with other third parties, our development agreement with the U.S. Department of Defense, and our development agreement related to one of our vaginal ring products. For the six months ended December 31, 2001, development and other revenue consisted primarily of amounts received from DuPont Pharmaceuticals Company for various development and co-marketing agreements entered into in March 2000. The assets of DuPont have since been acquired by Bristol-Myers Squibb ("BMS") and the March 2000 agreements that generated these revenues ended in April 2002. We recorded revenue from these agreements of $10,584 for the six months ended December 31, 2001.

Cost of Sales


Cost of sales decreased 52% from $429,516 for the six months ended December 31, 2001 to $205,791 for the six months ended December 31, 2002, primarily due to lower sales of Fluoxetine and Tamoxifen. Cost of sales includes the profit split paid to Apotex, Inc., our partner in the Fluoxetine patent challenge, and royalties paid on certain other products to certain of our raw material suppliers.

As a percentage of product sales, cost of sales decreased from 61% for the six months ended December 31, 2001 to 48% for the six months ended December 31, 2002. The decrease in cost of sales as a percentage of product sales resulted from sales of an improved product mix from a margin perspective, including lower sales of Fluoxetine and Tamoxifen, both of which had margins that were generally lower than the average earned on our other products, and an increasing percentage of sales of higher-margin products such as our oral contraceptives, Dextroamphetamine products and Warfarin Sodium.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased 9% from $59,173 for the six months ended December 31, 2001 to $64,401 for the six months ended December 31, 2002. The increase was primarily due to higher marketing expenses for pre-launch activities related to our extended regimen oral contraceptive, SEASONALE(R), increased legal costs, which include costs associated with patent challenge activity, class action lawsuits and other matters; and increased consulting costs primarily associated with various information technology projects. Also contributing to the increase were the amortization of intangible assets and a $1,330 write-off of an intangible asset related to a product that we suspended development of pending review of future market opportunities. Partially offsetting these increases were decreases in headcount related costs due to synergies achieved as a result of the integration of Duramed.

Research and Development

Research and development expenses increased 25% from $34,893 for the six months ended December 31, 2001 to $43,583 for the six months ended December 31, 2002. The increase reflected higher costs associated with increased clinical study and headcount costs related to our proprietary development program, including costs associated with our vaginal ring product, and higher biostudy and headcount costs related to our generic development activities. Partially offsetting these increases were reduced purchases of raw materials for use in both generic and proprietary research and development activities.

Merger-Related Costs

Merger-related costs declined as merger-related costs in the prior year included direct transaction costs related to our October 2001 merger with Duramed Pharmaceuticals, Inc., such as investment banking, legal, accounting and other costs, costs associated with facility and product rationalization.

Proceeds from Patent Challenge Settlement

Proceeds from patent challenge settlement represent amounts earned under the terms of the contingent supply agreement entered into with Bayer to settle our patent challenge litigation regarding Bayer's Ciprofloxacin antibiotic. Under the terms of the contingent supply agreement, Bayer, at its option, must either supply us with Ciprofloxacin at a predetermined discount for resale or make quarterly cash payments to us. To date, Bayer has elected to make payments to us rather than supply us with Ciprofloxacin. Accordingly, we have recognized proceeds from patent challenge settlements of $15,875 for the six months ended December 31, 2001 and $17,125 for the six months ended December 31, 2002.

Interest Income

Interest income decreased 20% from $3,983 for the six months ended December 31, 2001 to $3,181 for the six months ended December 31, 2002, primarily due to a decrease in market interest rates on our short-term investments. The decline was partially offset by an increase in the average cash and cash equivalents balance and marketable securities balance.

Interest Expense

Interest expense decreased 60% from $2,241 for the six months ended December 31, 2001 to $921 for the six months ended December 31, 2002, primarily due to a decrease in our debt balances combined with lower interest rates on borrowings.

Other Income (Expense)

Other income for the six months ended December 31, 2001 included $2,000 related to a legal settlement.

Income Taxes

Our income tax provision for the six months ended December 31, 2001 reflected a 37.67% effective tax rate on pre-tax income, compared to 37.25% for the six months ended December 31, 2002. The decrease in the effective tax rate is primarily due to certain merger-related costs for the six months ended December 31, 2001 not being deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance increased $73,788 or 22% from $331,257 at June 30, 2002, to $405,045 at December 31, 2002.

Operating Activities

Cash provided by operating activities was $117,636 for the six months ended December 31, 2002, driven by net earnings of $84,604 and a small reduction in working capital. Working capital, defined as current assets (excluding cash and cash equivalents) less current liabilities, decreased slightly as decreases in inventory and accounts receivable and an increase in income taxes payable more than offset the decrease in accounts payable. The decrease in accounts payable is primarily attributable to a reduction in the payable owed to AstraZeneca due to reduced Tamoxifen purchases. The $66,360 decrease in inventory is due primarily to the sale of our entire stock of purchased Tamoxifen inventory. Income taxes payable were higher at December 31, 2002 as compared to June 30, 2002 due to the timing of our estimated tax payments.

Approximately $15,875 of our cash flows from operations for the six months ended December 31, 2002 relates to payments from our contingent non-exclusive supply agreement with Bayer Corporation related to our 1997 Cipro(R) patent challenge. Under that agreement, Bayer, at its option, must either supply us with Ciprofloxacin at a predetermined discount for resale or provide us with quarterly cash payments. This contingent supply agreement expires in December 2003. If Bayer does not elect to supply us with product, we would receive payments totaling approximately $34,250 for the remainder of the agreement, which expires in December 2003. If Bayer elected to supply product to us for resale, the earnings and related cash flows we could earn, if any, from the sale of Ciprofloxacin would be entirely dependent upon market conditions. The supply agreement also provides that, six months prior to patent expiry, if we are not already distributing the product, we, along with our partner, will have the right to begin distributing Ciprofloxacin product manufactured by Bayer.

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

We expect that cash flows from operations for the balance of fiscal 2003 will be substantially higher than those achieved in the second half of fiscal 2002 and in-line with those achieved in the first half of fiscal 2003. The significant increase over the prior year is due primarily to estimated expected year-over-year changes in certain working capital components and higher earnings from operations. Higher earnings from operations are expected due to the continued success of our oral contraceptive products, new product launches and increased market share gains for Warfarin.

Investing Activities

During fiscal 2002, we initiated a multi-year capital expansion program to increase our production, laboratory, warehouse and distribution capacity in Virginia and Cincinnati. In addition to continuing these programs in fiscal 2003, we also continued to add and upgrade equipment in all of our locations. These capital programs are designed to help ensure that we have the manufacturing, distribution and laboratory facilities necessary to meet the expected demand of our pipeline products and handle the increases in current product sales, including our line of oral contraceptives.

During the six months ended December 31, 2002, we incurred $35,930 of capital expenditures and believe our fiscal 2003 capital expenditures could exceed our previous estimates of approximately $60,000 and instead be in the range of $90,000 to $100,000. The current year spending estimate includes substantially completing the multi-year capital expansion programs noted above and substantial completion of the construction of a dedicated facility for the manufacture of the Adenovirus vaccine, the cost of which is being reimbursed by the Federal government. The primary reason for the higher than expected spending in the fiscal year is due to construction costs related to the relocation of our executive and administrative offices and the anticipated purchase of a new enterprise resource planning system before the end of fiscal 2003. We do not expect capital spending to continue at this level past fiscal 2003, principally due to the planned completion of several large projects in fiscal 2003. We expect fiscal 2004 levels to be substantially lower than fiscal 2003.

While we believe we have the cash resources to fund the capital spending described above from cash derived from operations, given the large scale and extended nature of some of the planned expenditures, we may consider financing a portion of our projects. We believe we have the capital structure and cash flow to complete any such financing.

In December 2002 we completed the sale of a redundant manufacturing facility with a carrying amount of $2,328.

In fiscal 2002, we entered into a Loan and Security Agreement (the "Loan Agreement") with Natural Biologics, the raw material supplier for our generic conjugated estrogens product. We believe that the raw material is pharmaceutically equivalent to raw material used to produce Wyeth's
Premarin(R). Natural Biologics is a defendant in litigation brought by Wyeth alleging that Natural Biologics misappropriated certain Wyeth trade secrets with respect to the preparation of this raw material. This case was tried in November 2002, and a decision may be rendered by the trial court at any time. An unfavorable decision for Natural Biologics could materially and adversely affect Natural Biologics' ability to repay the loans we have made to it. If that were to be the case, we may be required to write-off all or a portion of the loans made to Natural Biologics. As of December 31, 2002, we had loaned Natural Biologics approximately $9,320 pursuant to the terms of this agreement, which we have included on our balance sheet in other assets.

Under the terms of the Loan Agreement, absent the occurrence of a material adverse event (including, without limitation, an unfavorable court decision in the Wyeth matter), we could loan Natural Biologics up to $35,000 over a three-year period, including an additional $4,580 during fiscal 2003, and $8,300 and $2,800 during fiscal 2004 and 2005, respectively. The Loan Agreement also provides for a loan of $10,000 based upon the successful outcome of the pending legal proceeding between Wyeth and Natural Biologics, as discussed above. The loans mature on June 3, 2007.

In fiscal 2002, we also entered into a Development, Manufacturing and Distribution Agreement with Natural Biologics which could obligate us to make milestone payments totaling an additional $35,000 to Natural Biologics based on achieving certain legal and product approval milestones, including the approval of a generic product.

As of December 31, 2002, we have invested $24,400 in five market auction debt securities that are readily convertible into cash at par value with maturity dates ranging from July 21, 2003 to July 7, 2004. We may continue to invest in extended maturity securities based on operating needs and strategic opportunities.

On November 26, 2002 we signed a letter of intent to acquire the rights to three currently marketed Wyeth products and an option to acquire the rights to a fourth product currently marketed by Wyeth. In addition, under the terms of the letter of intent, we would acquire a license from Wyeth for a late- stage oral contraceptive product. If acquired, we intend to complete development on this late-stage product and market it in the United States. At closing, we would make a payment of approximately $25,000 to Wyeth, and would make additional future payments as sales milestones are achieved. In addition, we would assume the obligation to purchase up to $10,000 in raw material inventory over the next three years.

The transaction, which we expect to close in the third quarter of fiscal 2003, is subject to completion of due diligence procedures and the satisfaction of other customary conditions, including Hart-Scott-Rodino antitrust filings, FDA approvals and approvals of the Board of Directors of both Barr and Wyeth.

As currently contemplated, upon closing of the transactions with Wyeth, we would terminate the litigation with Wyeth relating to the anti-trust suit filed in September 2000 by Duramed Pharmaceuticals, Inc. against Wyeth-Ayerst Laboratories, Inc. The termination of this litigation will require a one-time payment to our legal counsel of approximately $20,000.

Financing Activities

We have not engaged in any off-balance sheet financing involving unconsolidated subsidiaries.

Debt balances decreased by approximately $3,709 during the six months ended December 31, 2002 due to scheduled debt repayments. Scheduled principal repayments on our existing debt will be approximately $7,029 for the next twelve months. We have a $40,000 revolving credit facility that expires on February 27, 2005. We currently have approximately $29,312 available under this facility while the balance of the facility was committed as a $10,688 letter of credit in support of our finite risk insurance arrangement described below.

Other

On September 27, 2002, we committed to make a minimum aggregate contribution of $9,200 to the Barr Laboratories, Inc. Savings and Retirement Plan for the fiscal year ending June 30, 2003. As of December 31, 2002, we have funded $4,500 of the contribution commitment and have recorded an asset and a matching liability equal to the remaining contribution commitment.

Due to the significant increase in the cost of product liability insurance, on September 30, 2002 we entered into a finite risk insurance arrangement (the "Arrangement") with a third party insurer. We believe that the Arrangement is an effective way to insure against a portion of potential product liability claims. In exchange for $15,000 in product liability coverage over a five-year term, the Arrangement provides for us to pay approximately $14,250 in four equal annual installments of $3,563 beginning in October 2002. At any six-month interval, we may, at our option, cancel the Arrangement. In addition, at the earlier of termination or expiry, we are eligible for a return of all amounts paid to the insurer, less the insurer's margin and amounts for any incurred claims. We are recording the payments, net of the insurer's margin, as deposits included in other assets.

We continue to be self-insured for potential product liability claims between $15,000 and $25,000. We have purchased additional coverage from an insurance carrier for product liability claims related to certain products from $25,000 to $50,000.

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

We believe that our current cash balances, cash flows from operations and borrowing capacity, including unused amounts under our $40,000 revolving credit facility, will be adequate to meet the operations described above and to take advantage of certain strategic opportunities as they occur. To the extent that additional capital resources are required, we believe that such capital may be raised by additional bank borrowings, debt or equity offerings or other means.

RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company adopted SFAS 142 on July 1, 2002. SFAS 142 requires goodwill to be tested for impairment annually using a two-step process to determine the amount of impairment, if any, which is then written-off. The first step is to identify potential impairment, which is measured as of the beginning of the fiscal year. To accomplish this, the Company has identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Under SFAS 142, to the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired. During the second quarter of 2003, we completed the first step of this process and determined there was no indication of goodwill impairment.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition Disclosure, An Amendment of FASB Statement No. 123" ("SFAS 148"). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We will adopt SFAS 148 for the fiscal quarter ending March 31, 2003. We believe that the adoption of SFAS 148 will not have a material impact on our results of operations or financial position.

OUTLOOK

Revenues

Revenue estimates are based on a variety of factors including the timing of new product launches and the potential impact of competitive pricing on existing products. Many of these factors are outside of our control.

Total revenues are expected to increase slightly in the second half of the year as compared to the $429,000 we recorded in the first half of the year as sales from new product launches, including a distributed version of Ciprofloxacin, are expected to offset declining sales of Tamoxifen.

We are forecasting sales in the second half of fiscal 2003 for our manufactured version of Tamoxifen, which we anticipate launching on or about February 20, 2003, to be approximately $15,000 to $20,000. This is down from the $113,000 in sales of distributed Tamoxifen we recorded in the first half of fiscal 2003. This decline reflects expected price declines and a lower market share caused by the launch of several competing generic versions when the innovator's exclusivity period ends in February 2003.

We expect sales of our oral contraceptive products in the second half of the fiscal year to exceed the $114,000 of sales in the first half of the fiscal year. This continued growth is expected to be led by both increasing market shares for our existing products and contributions from new product launches including Nortrel 777 and Errin, which we launched in early January 2003. As a result we continue to expect oral contraceptive sales in fiscal 2003 to triple compared to the $93,000 we recorded in fiscal 2002.

Sales of our Cenestin (Synethic Conjugated Estrogens, A) product are expected to increase slightly in the second half of the year compared to the $23,000 of sales in the first half of the year, reflecting modest market share gains, the impact of our recent Cenestin price increase and the expected launch of our .45 mg Cenestin product in the fourth quarter of fiscal 2003.

We expect to see sales of our other products to remain relatively consistent in the second half of the year, compared to sales of approximately $177,000 in the first half of the year. Price increases on select existing products and new product launches, including the expected launch of Isotrentinoin, are expected to help offset potential declines in sales of other products.

We expect to be able to launch a distributed version of Ciprofloxacin during June 2003. Under the terms of our contingent supply agreement with Bayer, we expect to purchase inventory from Bayer for resale sometime in the fourth quarter. As a distributed product, the gross profit margin from sales of Ciprofloxacin will be well below the margins we have recently earned on our manufactured products, and we will be splitting the gross profit with our partner. Based on an assumed launch during the middle of June 2003, we expect Ciprofloxacin to contribute sales of between $65,000 to 75,000 in the fourth quarter.

Proceeds from Patent Challenge Settlement

Proceeds from patent challenge settlement are amounts earned pursuant to the supply agreement entered into as part of the 1997 settlement of our patent challenge on Bayer's Ciprofloxacin product. We assume that Bayer will elect, as they have in the past, not to provide product to us for resale prior to June 2003, at which point we will no longer earn these proceeds. As a result, we expect proceeds from patent challenges in the third quarter to be consistent with first and second quarter levels, we expect proceeds in the fourth quarter will decline to approximately $5,600.

Margins

Product margins represent the amount of gross profit we expect to earn on product sales expressed as a percentage of product sales. The absence of sales of a distributed version of Tamoxifen is expected to cause overall gross profit margins to increase in the third quarter when compared to the average overall gross profit margin of 52% earned during the first half of fiscal 2003. The anticipated launch of a distributed version of Ciprofloxacin in June is expected to lower overall gross profit margins in the fourth quarter as compared to the third quarter, as our margins on our distributed version of Ciprofloxacin are expected to be substantially lower than the margins we earn on products we manufacture, as discussed above. Excluding Tamoxifen and Ciprofloxacin, gross profit margins during the second half of the year are forecasted to remain relatively consistent with those achieved during the first half of the year.

Selling, general and administrative

Selling, general and administrative expenses are expected to increase to a range of approximately $70,000 to $75,000 in the second half of fiscal 2003 compared to the approximately $64,000 incurred during the first half of the year, primarily due to higher sales and marketing costs. These higher sales and marketing costs will primarily relate to the anticipated increase in our female healthcare salesforce, which we plan to grow from its current size of approximately 125 sales representatives to approximately 225 by the beginning of the fourth quarter. Promotion and advertising costs are also expected to be higher in the second half of fiscal 2003 compared to the first half due to increased spending on Cenestin and pre-launch programs for SEASONALE. Also contributing to the expected increase in selling, general and administrative expenses will be higher administrative costs including one-time costs associated with the relocation of our executive and administrative offices which is expected to take place in the fourth quarter.

Research and development

Research and development expenses are expected to increase to approximately $45,000 to $50,000 in the second half of fiscal 2003 compared to the approximately $44,000 incurred during the first half of fiscal 2003. This increase reflects expected increases in bio-study and new drug development activities and somewhat higher headcount costs reflecting continued additions to our proprietary development team.

Other

Net interest income is expected to be in line with the first half of the year as the average cash and cash equivalents and debt balances should be relatively constant.

We continue to forecast an effective tax rate of 37.25% for the second half of fiscal year 2003, consistent with the effective tax rate for the first half of the fiscal year.

Earnings per share

Barr had approximately 46 million fully diluted shares outstanding as of December 31, 2002. Our weighted average fully diluted shares outstanding over the past six quarters have ranged from 44 million to 46 million with the number impacted by option grants, changes in our stock price, and the issuance or repurchase of common stock. Other than option and warrant exercises, we did not issue any shares during the first half of fiscal 2003 and did not repurchase any shares. Assuming our stock price remains at current levels, which is above our average stock price during the first half of the year, we expect the number of fully diluted shares outstanding to be somewhat higher in the second half of the year compared to the fully diluted shares at December 31, 2002. We are not assuming any share issuances for acquisitions or equity offerings or any share repurchases, though we may consider such activities if appropriate opportunities are identified.

Based on our estimates and assumptions, many of which are described above, we expect our earnings for fiscal 2003 to be in the range of $3.85 to $3.95 per share on a fully diluted basis. Based on the assumed timing of product launches and expense levels, we expect our fully diluted earnings per share in the fourth quarter to be approximately $0.10 higher than our forecasted range of $0.95 to $1.00 per share for the third quarter.

Business development activities

A growing part of our business strategy includes identifying and completing business development opportunities. Such opportunities include but are not limited to product acquisitions, technology or product license arrangements, joint-venture agreements, merger or acquisitions or the settlement of legal matters. At any time, we may be pursuing one or more of these kinds of arrangements such as the one contemplated by our letter of intent with Wyeth regarding a product acquisition and development arrangement in connection with the settlement of litigation. However, the forecasts and outlook provided herein do not include the impact of any such transaction on our statement of operations or balance sheet during the second half of fiscal 2003 or beyond. We do not undertake any obligation to provide updates to the forecasts given above if such transactions are completed.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio of approximately $429,553 and debt instruments of approximately $44,262. We do not use derivative financial instruments.

Our investment portfolio consists of cash and cash equivalents and marketable securities classified as "available for sale." The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in a variety of high credit-quality securities, including U.S. government and corporate obligations, certificates of deposit and money market funds. Ninety-four percent of our portfolio matures in less than three months. The carrying value of the investment portfolio approximates the market value at December 31, 2002. Because our investments are diversified and are of relatively short maturity, a hypothetical 1 or 2 percentage point change in interest rates would not have a material effect on our consolidated financial statements.

At December 31, 2002, approximately 65% of our debt instruments are subject to fixed interest rates. The related note purchase agreements permit us to prepay these notes prior to their scheduled maturity, but may require us to pay a prepayment fee based on market rates at the time of prepayment. The remaining 35% of debt instruments are primarily subject to variable interest rates based on the prime rate. The fair value of all debt instruments is approximately $41,000 at December 31, 2002. In addition, borrowings under our $40,000 unsecured, revolving credit facility (the "Revolver") with Bank of America, N.A., bear interest at a variable rate based on the prime rate, the Federal Funds rate or LIBOR. At December 31, 2002, there were no amounts outstanding under the Revolver. We currently have approximately $29,312 available under the Revolver, while the balance of the Revolver was committed as a $10,688 letter of credit in support of our product liability insurance arrangements. We do not believe that any risk inherent in these instruments is likely to have a material effect on our consolidated financial statements.

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

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Desmopressin Acetate (DDAVP,(R))

On July 31, 2002, we filed an ANDA seeking approval from the FDA to market desmopressin acetate tablets, the generic equivalent of Aventis' DDAVP(R) product. We notified Ferring AB, the patent holder, and Aventis pursuant to the provisions of the Hatch-Waxman Act on October 29, 2002. Ferring and Aventis filed a suit in the United States District Court for the Southern District of New York on December 13, 2002 for infringement of one of the four patents listed in the Orange Book for desmopressin acetate tablets, seeking to prevent us from marketing desmopressin acetate tablets until the patent expires in 2008. On January 6, 2003, we filed an answer and counterclaim asserting non-infringement and invalidity of all four listed patents. We are presently waiting for the plaintiff's response to the counterclaims.

We believe that we were the first applicant to file an ANDA containing a paragraph IV patent challenge to this product. If so, we may be eligible for 180 days of generic exclusivity, depending on a variety of factors.

Raloxifene Hydrochloride (Evista(R))

On June 21, 2002, we filed an ANDA seeking approval from the FDA to market certain Raloxifene Hydrochloride tablets, the generic equivalent of Eli Lilly's Evista(R) product. We notified Eli Lilly pursuant to the provisions of the Hatch-Waxman Act on October 15, 2002. After the filing of our ANDA, Eli Lilly listed an additional patent on Evista(R) in the Orange Book. We have filed appropriate amendments to our ANDA to include the newly listed patent and notified Eli Lilly on November 22, 2002. On November 26, 2002, Eli Lilly filed a suit in the United States District Court for the Southern District of Indiana for infringement of several listed patents, including the newly listed patent, seeking to prevent us from marketing raloxifene hydrochloride tablets until the patents expire in 2004, 2012, 2014, 2015 and 2017. We answered the complaint on December 16, 2002 and filed an amended answer on December 30, 2002.

We believe that we were the first applicant to file an ANDA containing a paragraph IV patent challenge to this product. If so, we may be eligible for 180 days of generic exclusivity, depending on a variety of factors.

Fexofenadine Hydrochloride Capsules (Allegra(R)); Fexofenadine Hydrochloride Tablets (Allegra(R)); Fexofenadine Hydrochloride / Psudoephedrine Hydrochloride (Allegra-D(R))

We previously disclosed these cases in our annual report Form 10-K for the year ended June 30, 2002 as filed with the SEC on August 26, 2002. On March 27, 2002, all three cases were consolidated for all purposes. After the filing of our ANDAs, Aventis listed an additional patent on Allegra(R) and Allegra-D(R) in the Orange Book. We filed appropriate amendments to our ANDAs to address the newly listed patent and, on November 1, 2002 and November 4, 2002 respectively, notified Merrell Pharmaceuticals, Inc., the patent holder, and Aventis pursuant to the provisions of the Hatch-Waxman Act. Aventis filed an amended complaint on November 12, 2002, claiming that our ANDA infringes the newly listed patent.

Niacin (Niaspan(R))

We previously disclosed this case in our annual report Form 10-K for the year ended June 30, 2002 as filed with the SEC on August 26, 2002. After the filing of our ANDAs, KOS listed an additional patent on Niaspan in the Orange Book. We filed appropriate amendments to our ANDAs to address the newly listed patent and, on September 30, 2002, notified KOS pursuant to the provisions of the Hatch-Waxman Act. KOS filed a complaint on November 12, 2002, claiming that our ANDA infringes the newly listed patent.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Barr Laboratories, Inc. was held on October 24, 2002 at The Plaza Hotel in New York City. Of the 43,760,508 shares entitled to vote, 34,950,602 shares were represented at the meeting by proxy or present in person. The meeting was held for the following purposes:

       1.  To elect a Board of Directors.

           All nine nominees were elected based on the following votes cast:

FOR                                    SHARES
Bruce L. Downey                            30,481,304
Paul M. Bisaro                             30,521,105
Carole S. Ben-Maimon                       29,773,441
George P. Stephan                          33,747,738
Jack M. Kay                                34,587,004
Harold N. Chefitz                          33,415,764
Richard R. Frankovic                       34,421,144
Peter R. Seaver                            33,919,019
James S. Gilmore, III                      34,577,212


2. To consider a proposal for approval of the Barr Laboratories, Inc. 2002 Stock and Incentive Award Plan. The proposal was approved based on the following votes cast:


For                                    24,419,708
Against                                 4,912,396
Abstained                                  97,501

3. To consider a proposal for approval of the Barr Laboratories, Inc. 2002 Stock Option Plan for Non-Employee Directors. The proposal was approved based on the following votes cast:


For                                    26,573,731
Against                                 2,747,058
Abstained                                 108,816



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      There are no exhibits filed as part of this Form 10-Q.


(b) We filed the following reports on Form 8-K in the quarter ended December 31, 2002.

                  REPORT DATE                        ITEM REPORTED

                  November 14, 2002                  We filed with the Securities and Exchange
                                                     Commission our Quarterly Report on Form
                                                     10-Q for the three months ended September
                                                     30, 2002. Pursuant to Section 906 of the
                                                     Sarbanes-Oxley Act of 2002, the Form 10-Q
                                                     was accompanied by a certification of Bruce
                                                     L. Downey, Chairman of the Board and Chief
                                                     Executive Officer of the Company, and
                                                     William T. McKee, Chief Financial Officer
                                                     of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BARR LABORATORIES, INC.



Dated: January 29, 2003                /s/ William T. McKee
                                       --------------------
                                       William T. McKee
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

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

Date: January 29, 2003

                                       /s/ Bruce L. Downey
                                       -------------------
                                       Bruce L. Downey
                                       Chief Executive Officer



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

Date: January 29, 2003
                                       /s/ William T. McKee
                                       --------------------
                                       William T. McKee
                                       Chief Financial Officer