Form 10-Q
period 2003-03-31
BARR LABORATORIES INC
filed 2003-04-25
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2003 or


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Number of shares of common stock outstanding as of March 31, 2003: 66,284,651

                             BARR LABORATORIES, INC.

                               INDEX TO FORM 10-Q

                                                                                                   PAGE
PART I   FINANCIAL INFORMATION                                                                    NUMBER
                                                                                                  ------
Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheets as of March 31, 2003 (unaudited) and
               June 30, 2002..............................................................          1

             Consolidated Statements of Operations for the three and nine months ended
               March 31, 2003 and 2002 (unaudited)........................................          2

             Consolidated Statements of Cash Flows for the nine months ended March 31,
               2003 and 2002 (unaudited)..................................................          3

             Notes to Consolidated Financial Statements (unaudited).......................          4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................................          19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................          36

Item 4.  Controls and Procedures..........................................................          36

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings................................................................          38

Item 6.  Exhibits and Reports on Form 8-K.................................................          40

         Signatures and Rule 13a-14 Certifications........................................          40

                            BARR LABORATORIES, INC.

                          Consolidated Balance Sheets
                     (in thousands, except share amounts)


                                                                                     MARCH 31,
                                                                                        2003            JUNE 30,
                                                                                    (UNAUDITED)          2002
                                                                                    -----------        ---------
                                    Assets
Current assets:
    Cash and cash equivalents                                                        $ 401,769         $ 331,257
    Marketable securities                                                               14,400                --
    Accounts receivable, net                                                            87,234           103,168
    Other receivables                                                                   27,115            23,230
    Inventories                                                                         96,204           151,133
    Deferred income taxes                                                               18,208            18,208
    Prepaid expenses and other current assets                                           10,027             7,852
                                                                                     ---------         ---------
      Total current assets                                                             654,957           634,848

Property, plant and equipment, net  of accumulated depreciation
    of $99,036 and $87,419, respectively                                               205,876           165,522
Deferred income taxes                                                                   21,746            21,270
Marketable securities                                                                   30,100            15,502
Patents and product licenses, net                                                       24,790            28,200
Goodwill                                                                                14,118            13,941
Other assets                                                                            21,476             9,271
                                                                                     ---------         ---------

      Total assets                                                                   $ 973,063         $ 888,554
                                                                                     =========         =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                 $  35,333         $ 110,879
    Accrued liabilities                                                                 44,264            51,438
    Current portion of long-term debt                                                    7,029             3,642
    Current portion of capital lease obligations                                         1,449             1,695
    Income taxes payable                                                                24,518             9,801
                                                                                     ---------         ---------
      Total current liabilities                                                        112,593           177,455

Long-term debt                                                                          31,029            37,657
Long-term capital lease obligations                                                      3,779             4,977
Other liabilities                                                                        3,931             1,933

Commitments & Contingencies

Shareholders' equity:
    Preferred stock $1 par value per share; authorized 2,000,000; none issued
    Common stock $.01 par value per share; authorized 100,000,000;

      issued 66,565,049 and 43,792,170, respectively                                       666               438
    Additional paid-in capital                                                         316,800           291,637
    Retained earnings                                                                  505,122           375,066
    Accumulated other comprehensive (loss) income                                         (149)               99
                                                                                     ---------         ---------
                                                                                       822,439           667,240
    Treasury stock, at cost: 280,398 and 186,932 shares, respectively                     (708)             (708)
                                                                                     ---------         ---------
      Total shareholders' equity                                                       821,731           666,532
                                                                                     ---------         ---------

      Total liabilities and shareholders' equity                                     $ 973,063         $ 888,554
                                                                                     =========         =========


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               MARCH 31,                           MARCH 31,
                                                         2003              2002              2003            2002
                                                      ----------        ---------         ---------        ---------
Revenues:
    Product sales                                     $ 169,006         $ 255,916         $ 595,389        $ 963,164
    Development and other revenue                         2,917             5,495             5,997           16,440
                                                      ---------         ---------         ---------        ---------
Total revenues                                          171,923           261,411           601,386          979,604

Costs and expenses:
    Cost of sales                                        55,182           139,142           260,973          570,040
    Selling, general and administrative                  34,203            26,271            98,604           84,062
    Research and development                             21,127            18,715            64,710           53,608
    Merger-related costs                                     --             2,356                --           33,295
                                                      ---------         ---------         ---------        ---------

Earnings from operations                                 61,411            74,927           177,099          238,599

Proceeds from patent challenge settlement                 8,563             7,937            25,688           23,812
Interest income                                           1,547             1,953             4,728            5,936
Interest expense                                            370               684             1,291            2,925
Other (income) expense                                     (187)               (8)               59           (2,019)
                                                      ---------         ---------         ---------        ---------

Earnings before income taxes                             71,338            84,141           206,165          267,441

Income tax expense                                       25,464            31,034            75,687          100,088
                                                      ---------         ---------         ---------        ---------

Net earnings                                             45,874            53,107           130,478          167,353

Preferred stock dividends                                    --                --                --              457
Deemed dividend on convertible preferred stock               --                --                --            1,493
                                                      ---------         ---------         ---------        ---------

Net earnings applicable to common shareholders        $  45,874         $  53,107         $ 130,478        $ 165,403
                                                      =========         =========         =========        =========

Earnings per common share                             $    0.69         $    0.82         $    1.98        $    2.57
                                                      =========         =========         =========        =========

Earnings per common share - assuming dilution         $    0.66         $    0.78         $    1.90        $    2.43
                                                      =========         =========         =========        =========

Weighted average shares                                  66,189            65,045            65,893           64,454
                                                      =========         =========         =========        =========

Weighted average shares - assuming dilution              69,460            68,348            68,762           68,058
                                                      =========         =========         =========        =========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                 BARR LABORATORIES, INC.

                          Consolidated Statements of Cash Flows
                    For the Nine Months Ended March 31, 2003 and 2002
                                (in thousands of dollars)
                                       (unaudited)

                                                                                                   2003              2002
                                                                                                 ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                                 $ 130,478         $ 167,353
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                                               16,145            11,271
        Deferred income tax benefit                                                                   (321)           (1,790)
        Write-off of intangible asset                                                                1,330                --
        Write-off of deferred financing fees associated with early extinguishment of debt               --               247
        Gain on disposal of property, plant & equipment                                               (425)               --
        Write-off of investment                                                                        250                --
        Other                                                                                          (52)              200
    Tax benefit of stock incentive plans                                                            10,575             5,256

    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable and other receivables, net                                              12,049            46,280
        Inventories                                                                                 54,929             4,042
        Prepaid expenses and other current assets                                                     (343)            1,037
        Other assets                                                                                (4,658)               86
      Increase (decrease) in:
        Accounts payable, accrued liabilities and other liabilities                                (82,554)           68,231
        Income taxes payable                                                                        14,717            14,183
                                                                                                 ---------         ---------
      Net cash provided by operating activities                                                    152,120           316,396
                                                                                                 ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property, plant and equipment                                                     (56,685)          (32,598)
    Proceeds from sale of property, plant and equipment                                              2,948               395
    Loans to Natural Biologics                                                                      (8,086)           (3,500)
    Purchases of marketable securities, net                                                        (29,400)          (10,000)
                                                                                                 ---------         ---------
      Net cash used in investing activities                                                        (91,223)          (45,703)
                                                                                                 ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Principal payments on long-term debt and capital leases                                         (4,779)           (9,848)
    Net payments on line of credit                                                                      --           (20,316)
    Purchase of treasury stock                                                                          --              (695)
    Proceeds from exercise of stock options and employee stock purchases                            14,594            18,890
    Other                                                                                             (200)              (61)
                                                                                                 ---------         ---------
      Net cash provided by (used in) financing activities                                            9,615           (12,030)
                                                                                                 ---------         ---------

      Increase in cash and cash equivalents                                                         70,512           258,663
Cash and cash equivalents at beginning of period                                                   331,257           222,343
                                                                                                 ---------         ---------
Cash and cash equivalents at end of period                                                       $ 401,769         $ 481,006
                                                                                                 =========         =========

SUPPLEMENTAL CASH FLOW DATA:
    Cash paid during the period:
      Interest, net of portion capitalized                                                       $     890         $   2,457
                                                                                                 =========         =========
      Income taxes                                                                               $  50,636         $  81,446
                                                                                                 =========         =========


    Non-cash transactions:
      Equipment under capital lease                                                              $      --         $     612
                                                                                                 =========         =========


             SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             BARR LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

      The unaudited consolidated financial statements of Barr Laboratories, Inc. and subsidiaries ("Barr" or "the Company") are prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 2002, included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission (the "SEC") on August 26, 2002; the quarterly report on Form 10-Q for the three months ended September 30, 2002 filed by the Company with the SEC on November 14, 2002; and the quarterly report on Form 10-Q for the three and six months ended December 31, 2002 filed by the Company with the SEC on January 29, 2003. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. Management believes that, along with the following information, the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three and nine months ended March 31, 2003 may not be indicative of the results to be expected for the fiscal year ending June 30, 2003.

2.    ESTIMATES AND CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the related notes to the financial statements. The methods, estimates and judgments the Company uses in applying the accounting policies most critical to its financial statements have a significant impact on the results reported in the Company's financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results, and require the Company to make its most difficult and subjective judgments. Based on this definition, the Company's most critical policies include the following:
      (1) provisions for estimated sales returns and allowances; (2) accrual of inventory reserves; (3) deferred taxes; (4) accrual for litigation; (5) accrual for self-insurance reserve; and (6) the assessment of recoverability of goodwill and other intangible assets. The Company also has other key accounting policies, including policies for revenue recognition. The Company believes that these other policies either do not generally require it to make estimates and judgments that are as difficult or as subjective as the six listed above, or it is less likely that they would have a material impact on the Company's reported results of operations for a given period. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from the

      Company's estimates and such estimates could be different using different assumptions or conditions.

      The Company summarizes its most critical accounting policies below:

      Sales returns and allowances

      When the Company recognizes revenue from the sale of its pharmaceutical products, it simultaneously records an estimate of various costs that reduce product sales. These costs include estimates for product returns, rebates, chargebacks and other sales allowances. In addition, as discussed in detail below, the Company may record allowances for shelf-stock adjustments when the conditions are appropriate. The Company bases its estimates for sales allowances such as product returns, rebates and chargebacks for a product on a variety of factors, including actual return experience of that product or similar products, rebate agreements for each product, and estimated sales by its wholesale customers to other third parties with whom the Company has contracts. Actual experience associated with any of these items may differ materially from the Company's estimates. The Company reviews the factors that influence its estimates and, if necessary, makes adjustments when it believes that actual product returns, credits and other allowances may differ from established reserves.

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

      Accounts receivable are presented net of allowances relating to the above provisions of $112,726 and $93,789 at March 31, 2003 and June 30, 2002,
      respectively.

      Inventory reserves

      The Company establishes reserves for its inventory to reflect situations in which the cost of the inventory is not expected to be recovered. The Company regularly reviews its inventory, including products close to expiration and therefore not expected to be sold, when product has reached its expiration date, or when a batch of product is not expected to be saleable based on the Company's quality assurance and control standards. The reserve for these products is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. The Company monitors inventory levels, expiry dates and market conditions on a regular basis. The Company records changes in inventory reserves as part of cost of goods sold.

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

      Self-insurance reserve

      Since September 30, 2002, the Company has been primarily self-insured for product liability claims. The Company records a self-insurance reserve for each reported claim on a case-by-case basis, plus an allowance for the estimated future cost of incurred but not reported ("IBNR") claims. The Company will record an allowance for IBNR claims when it believes that an event has occurred that will likely give rise to future product liability claims against the Company or one of its subsidiaries. In assessing the amounts to record for each reported claim, management, in consultation with counsel and its insurance consultants, considers the nature and amount of the claim, the Company's prior experience with similar claims, and whether the amount expected to be paid on a claim is both probable and reasonably estimable. In determining the allowance for the cost of IBNR claims, management considers a variety of factors including historical claims and insurance premium experience. The Company has never incurred a significant product liability loss.

      Beginning in the mid-to-late fourth quarter of fiscal 2003 and continuing annually thereafter, the Company will engage an independent actuary to perform an estimate of the Company's IBNR claims. Actual payments may differ materially from the reserve amount for both reported and IBNR claims. As of and for the nine months ended March 31, 2003, the liability and related expenses for the Company's self-insurance reserve were included in accrued liabilities and selling, general and administrative expenses, respectively.

      Goodwill and intangible assets

      In connection with acquisitions, the Company determines the amounts assigned to goodwill and intangibles based on purchase price allocations. These allocations, including an assessment of the estimated useful lives of intangible assets, have been performed by qualified independent appraisers using generally accepted valuation methodologies. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Useful lives are determined based on the expected future period of benefit of the asset, which considers various characteristics of the asset, including historical cash flows. As required by SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise.

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

      The Company adopted SFAS 142 on July 1, 2002. SFAS 142 requires goodwill to be tested for impairment annually using a two-step process to determine the amount of impairment, if any, which is then written off. The first step is to identify potential impairment, which is measured as of the beginning of the fiscal year. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Under SFAS 142, to the extent a reporting unit's carrying amount exceeds its fair value, the reporting unit's goodwill may be impaired. The second step of the goodwill impairment test, if required, measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any. During the quarter ended December 31, 2002, the Company completed the first step of this process and determined there was no indication of goodwill impairment. The Company will perform its next valuation of goodwill as of July 1, 2003.

      Accounting for Stock Based Compensation

      In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition Disclosure, An Amendment of FASB Statement No. 123" ("SFAS 148"). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS 148 during the fiscal quarter ended March 31, 2003. The adoption of SFAS 148 did not have a material impact on the Company's results of operations or financial position and the additional required disclosures have been provided below.

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


                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         MARCH 31,                        MARCH 31,
                                                  2003            2002             2003             2002
                                                --------        --------        ---------        -----------
Net income, as reported                         $ 45,874        $ 53,107        $ 130,478        $   165,403
Add:  Stock-based employee compensation               --              --               --                 --
expense included in reported net income,
net of related tax effects
Deduct:  Total stock-based employee                1,724           3,202            4,830             14,622
compensation expense determined under
fair value based method for all awards,
net of related tax effects
                                                --------        --------        ---------        -----------
PRO FORMA NET INCOME                            $ 44,150        $ 49,905        $ 125,648        $   150,781
                                                ========        ========        =========        ===========

EARNINGS PER SHARE:

     Basic - as reported                        $   0.69        $   0.82        $    1.98        $      2.57
                                                ========        ========        =========        ===========

     Basic - pro forma                          $   0.67        $   0.77        $    1.91        $      2.34
                                                ========        ========        =========        ===========

     Diluted - as reported                      $   0.66        $   0.78        $    1.90        $      2.43
                                                ========        ========        =========        ===========

     Diluted - pro forma                        $   0.64        $   0.73        $    1.83        $      2.22
                                                ========        ========        =========        ===========

4.    CASH AND CASH EQUIVALENTS

      Cash equivalents consist of short-term, highly liquid investments, including market auction securities with interest rates that are re-set in intervals of 7 to 49 days, which are readily convertible into cash at par value, which approximates cost.

      As of March 31, 2003 and June 30, 2002, approximately $0 and $84,834, respectively, of the Company's cash was held in an interest-bearing escrow account. Such amounts represent the portion of the Company's payable balance with AstraZeneca Pharmaceuticals LP ("AstraZeneca"), which the Company decided to secure in connection with its cash management policy. On August 21, 2002, the Company's supply agreement with AstraZeneca expired.

5.    OTHER RECEIVABLES

      Other receivables consist primarily of patent challenge settlement receivables and receivables related to development and other revenue (See
      Note 11).

6.    INVENTORIES

      Inventories consist of the following:


                                  March 31,       June 30,
                                    2003            2002
                                  --------        --------
Raw materials and supplies        $ 52,007        $ 43,952
Work-in-process                     17,575          12,897
Finished goods                      26,622          94,284
                                  --------        --------
     Total                        $ 96,204        $151,133
                                  ========        ========

      The Company's distributed version of Tamoxifen Citrate, purchased as a finished product from AstraZeneca, accounted for approximately $0 and $69,655 of finished goods inventory as of March 31, 2003 and June 30, 2002, respectively. As the result of the expiration of the Company's supply agreement with AstraZeneca on August 21, 2002, the March 31, 2003 finished goods balance includes only Tamoxifen inventory manufactured by the Company.

7.    RELATED PARTIES

      Dr. Bernard C. Sherman

      During the three months ended March 31, 2003 and 2002, the Company purchased $903 and $1,344, respectively, of bulk pharmaceutical materials from companies affiliated with

      Dr. Bernard C. Sherman, the Company's largest beneficial shareholder and a former member of the Board of Directors. For the nine months ended March 31, 2003 and 2002, such purchases were $3,582 and $2,851, respectively. In addition, during the three months ended March 31, 2003 and 2002, the Company sold $3,912 and $3,350, respectively, of certain of its pharmaceutical products and bulk pharmaceutical materials to companies owned by Dr. Sherman. For the nine months ended March 31, 2003 and 2002, such sales were $9,224 and $13,670, respectively. As of March 31, 2003, the Company's accounts receivable included $974 due as a result of these sales.

      During fiscal 1996, the Company entered into an agreement with a company owned by Dr. Sherman to share litigation and related costs in connection with the Company's Fluoxetine patent challenge. For the three months ended March 31, 2003 and 2002, in connection with this agreement, the Company recorded $38 as a reduction to operating expenses and $130 as an increase in operating expenses, respectively. For the nine months ended March 31, 2003 and 2002, the Company recorded $368 and $766, respectively, as a reduction to operating expenses. Included in cost of sales for the three months ended March 31, 2003 and 2002 is approximately $102 and $25,025, respectively, for the related party's share of Fluoxetine profits as defined in the profit sharing agreement. For the nine months ended March 31, 2003 and 2002, the Company recorded $752 and $175,246, respectively, as cost of sales related to this agreement.

      As of March 31, 2003 and June 30, 2002, the Company's accounts payable included $1,281 and $634, respectively, related to transactions with these entities.

8.    INTANGIBLE ASSETS

      Goodwill of $14,118 and $13,941 at March 31, 2003 and June 30, 2002,
      respectively, was attributable to the Company's acquisition of certain assets and assumption of certain liabilities of Enhance Pharmaceuticals, Inc. in June 2002. The increase in goodwill from June 30, 2002 is attributable to acquisition-related professional fees for which invoices were received subsequent to June 30, 2002.

      Intangible assets, excluding goodwill, which are comprised primarily of patents and product licenses, consist of the following:


                                      March 31,        June 30,
                                        2003             2002
                                      --------         --------
Patents                               $     --         $  1,400
Product licenses                        26,800           26,800
                                      --------         --------
                                        26,800           28,200
Less: accumulated amortization          (2,010)              --
                                      --------         --------
   Intangible assets, net             $ 24,790         $ 28,200
                                      ========         ========

      During December 2002, the Company's management decided to suspend development of a product for which $1,400 in patents had been recorded, pending review of future market opportunities. As a result, on December 31, 2002, the Company wrote off the remaining

      $1,330 of patents, net of accumulated amortization. For the nine months ended March 31, 2003, this amount has been included in selling, general and administrative expense.

      Estimated amortization expense on product licenses is as follows:

Year Ending
  June 30,
-----------
     2003                    $ 2,750
     2004                      2,680
     2005                      2,680
     2006                      2,680
     2007                      2,680

      The Company's current product licenses have a weighted average useful life of approximately ten years.

9.    LONG-TERM DEBT

      The Company has a $40,000 revolving credit facility that expires on February 27, 2005. As of March 31, 2003, there was approximately $29,312 available to the Company under this facility due to the issuance of a $10,688 letter of credit in support of the Company's product liability self-insurance program (See Notes 2 and 14).

10.   COMPREHENSIVE INCOME

      Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on securities classified for SFAS No. 115 purposes as "available for sale." Total comprehensive income for the three months ended March 31, 2003 and 2002 was $45,870 and $53,088, respectively, and for the nine months ended March 31, 2003 and 2002 was $130,230 and $167,243, respectively.

11.   DEVELOPMENT AND OTHER REVENUE

      For the three and nine months ended March 31, 2002, development and other revenue consisted primarily of amounts received from DuPont Pharmaceuticals Company ("DuPont") for various development and co-marketing agreements entered into in March 2000. The assets of DuPont have since been acquired by Bristol-Myers Squibb and the March 2000 agreements that generated these revenues were terminated in April 2002.

      For the three and nine months ended March 31, 2003, development and other revenue includes royalty income earned under licensing agreements, a development agreement with the U.S. Department of Defense, and a development agreement related to the Company's vaginal ring products.

12.  MERGER-RELATED COSTS

     As a result of the acquisition of Duramed Pharmaceuticals, Inc. in October 2001 (accounted for as a pooling of interests), for the three and nine months ended March 31, 2003, the Company incurred net pre-tax merger-related expenses of approximately $2,356 and $33,295, respectively. These costs include direct transaction costs such as legal, accounting and other expenses; costs associated with facility and product rationalization; and severance costs. As of March 31, 2003, the remaining accrued liability of approximately $685 consists primarily of facility rationalization costs.


13.  EARNINGS PER SHARE

     On February 18, 2003, the Company's Board of Directors declared a 3-for-2 stock split effected in the form of a 50% stock dividend. Approximately
     22.2 million additional shares of common stock were distributed on March 17, 2003 to shareholders of record at the close of business on February 28, 2003. All applicable prior year share and per share amounts have been adjusted for the stock split.

     The following is a reconciliation of the numerators and denominators used to calculate earnings per common share ("EPS") in the Consolidated Statements of Operations:

                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                               MARCH 31,                MARCH 31,
                                                          2003         2002         2003         2002
                                                        --------     --------     --------     --------

Net earnings                                            $ 45,874     $ 53,107     $130,478     $167,353
Preferred stock dividends                                     --           --           --          457
Deemed dividend on convertible preferred stock                --           --           --        1,493
                                                        --------     --------     --------     --------
Numerator for basic and diluted earnings per share-
net earnings applicable to common shareholders          $ 45,874     $ 53,107     $130,478     $165,403
                                                        ========     ========     ========     ========

EARNINGS PER COMMON SHARE - BASIC:
Weighted average shares (denominator)                     66,189       65,045       65,893       64,454
Net earnings applicable to common shareholders          $   0.69     $   0.82     $   1.98     $   2.57
                                                        ========     ========     ========     ========



EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
Weighted average shares                                   66,189       65,045       65,893       64,454
Effect of dilutive options                                 3,271        3,303        2,869        3,604
                                                        --------     --------     --------     --------
Weighted average shares - assuming
 dilution (denominator)                                   69,460       68,348       68,762       68,058

Net earnings applicable to common shareholders          $   0.66     $   0.78     $   1.90     $   2.43
                                                        ========     ========     ========     ========

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             DECEMBER 31,          DECEMBER 31,
                                                            2002     2001         2002      2001
                                                            ----     ----         ----     -----
Not included in the calculation of diluted earnings
 per share because their impact is antidilutive:
    Stock options outstanding                                840      519          844       519
    Preferred if converted                                    --       --           --     1,013

14.  COMMITMENTS AND CONTINGENCIES

     Office Lease

     On February 6, 2003, the Company entered into a 12-year operating lease for its new executive offices in Woodcliff Lake, New Jersey. The lease term expires on May 31, 2015. The Company recorded approximately $316 in rent expense related to this lease for the three months ended March 31, 2003.

     Future annual lease payments under this lease are as follows:

              Year Ending
               June 30,
              -----------
                 2003                    $    --
                 2004                        169
                 2005                      2,030
                 2006                      2,030
                 2007                      2,038
            Thereafter                    17,139


     Business Development Venture

     In fiscal 2002, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Natural Biologics, the raw material supplier for the Company's generic conjugated estrogens product. The Company believes that the raw material is pharmaceutically equivalent to raw material used to produce Wyeth's Premarin(R). Natural Biologics is a defendant in litigation brought by Wyeth alleging that Natural Biologics misappropriated certain Wyeth trade secrets with respect to the preparation of this raw material. This case was tried in November 2002, and a decision may be rendered by the trial court at any time. An unfavorable decision for Natural Biologics could materially and adversely affect Natural Biologics' ability to repay the loans the Company has made to it. If that were to be the case, the Company may be required to write-off all or a portion of the loans made to Natural Biologics. As of March 31, 2003, the Company had loaned Natural Biologics approximately $13,164 under this agreement, and has included such amount in other assets.

     Under the terms of the Loan Agreement, absent the occurrence of a material adverse event (including, without limitation, an unfavorable court decision in the Wyeth matter), the Company could loan Natural Biologics up to $35,000 over a three-year period, including an additional $1,080 during the remainder of fiscal 2003, and $8,300 and $2,800 during fiscal 2004 and 2005, respectively. The Loan Agreement also provides for a loan of $10,000 based upon the successful outcome of pending legal proceedings between Wyeth and Natural Biologics, as discussed above. The loans mature on June 3, 2007.

     In fiscal 2002, the Company also entered into a Development, Manufacturing and Distribution Agreement with Natural Biologics which could obligate the Company to make milestone payments totaling an additional $35,000 to Natural Biologics based on achieving certain legal and product approval milestones, including the approval of a generic product.

     Funding of Employee Savings Plan

     On September 27, 2002, the Company committed to make a minimum aggregate contribution of $9,200 to the Barr Laboratories, Inc. Savings and Retirement Plan for the fiscal year ending June 30, 2003. As of March 31, 2003, the Company has funded $7,368 of the contribution commitment and has recorded an asset and a matching liability equal to the remaining contribution commitment.

     Employment Agreements

     The Company has entered into employment agreements with certain key employees. These agreements mature at various dates through 2005.

     Product Liability Insurance

     Due to the significant increase in the cost of product liability insurance, on September 30, 2002, the Company entered into a finite risk insurance arrangement (the "Arrangement") with a third party insurer. The Company believes that the Arrangement is an effective way to insure against a portion of potential product liability claims. In exchange for $15,000 in product liability coverage over a five-year term, the Arrangement provides for the Company to pay approximately $14,250 in four equal annual installments of $3,563, with the first annual payment having been made in October 2002. Included in the initial payment is an insurer's margin of approximately $1,000, which is being amortized over the five-year term. At any six-month interval, the Company may, at its option, cancel the Arrangement. In addition, at the earlier of termination or expiry, the Company is eligible for a return of all amounts paid to the insurer, less the insurer's margin and amounts for any incurred claims. The Company is recording the payments, net of the insurer's margin, as deposits included in other assets.

     The Company continues to be self-insured for potential product liability claims between $15,000 and $25,000. The Company has purchased additional coverage from an insurance carrier for product liability claims related to certain products that will offer coverage for claims between $25,000 to $50,000.

     On September 30, 2002, the Company purchased unlimited extended reporting period insurance for potential product liability claims on all products related to prior periods from September 10, 1987 to September 30, 2002. This coverage continues without expiration.

     The Company has never been held liable for, or agreed to pay, a significant product liability claim. However, if a product manufactured or distributed by the Company were found to be defective and the Company was not successful in the defense or settlement of the suit, it could have a material adverse effect on the results of operations or financial condition of the Company to the extent the Company was self-insured against the resulting liability or such liability exceeded policy limits.

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

     Tamoxifen

     To date, approximately 31 consumer or third party payor class action complaints have been filed in state and federal courts against Zeneca, Inc., AstraZeneca Pharmaceuticals LP and the Company. The complaints allege, among other things, that the 1993 settlement of patent litigation between Zeneca, Inc. and the Company violates the antitrust laws, insulates Zeneca, Inc. and the Company from generic competition and enables Zeneca, Inc. and the Company to charge artificially inflated prices for Tamoxifen Citrate. A prior investigation of this agreement by the U.S. Department of Justice was closed without further action.

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

     Invamed, Inc./Apothecon, Inc. Lawsuit

     In February 1998 and May 1999, Invamed, Inc. and Apothecon, Inc., respectively, both of which have since been acquired by Geneva Pharmaceuticals, Inc., which is a subsidiary of Novartis AG, named the Company and several others as defendants in lawsuits filed in the United States District Court for the Southern District of New York, charging that the Company unlawfully blocked access to the raw material source for Warfarin Sodium. The two actions have been consolidated. On May 10, 2002, the District Court granted summary judgment in the Company's favor on all antitrust claims in the case, but found that the plaintiffs could proceed to trial on their allegations that the Company interfered with an alleged raw material supply contract between Invamed and the Company's raw material supplier. Invamed and Apothecon have appealed the District Court's decision to the United States Court of Appeals for the Second Circuit. Trial on the merits has been stayed pending the outcome of the appeal. The Company believes these suits are without merit and intends to vigorously defend its position, but an adverse judgment could have a material impact on the Company's consolidated financial statements.

     Desogestrel/Ethinyl Estradiol Suit

     In May 2000, the Company filed an Abbreviated New Drug Application ("ANDA") seeking approval from the FDA to market the tablet combination of desogestrel/ethinyl estradiol tablets and ethinyl estradiol tablets, the generic equivalent of Organon Inc.'s Mircette(R) oral contraceptive regimen. The Company notified Bio-Technology General Corp. ("BTG"), the owner of the patent for the Mircette product, pursuant to the provisions of the Hatch-Waxman Act and BTG filed a patent infringement action in the United States District Court for the District of New Jersey seeking to prevent the Company from marketing the tablet combination. On December 6, 2001, the District Court granted summary judgment in favor of the Company, finding that the Company's product did not infringe the patent at issue in the case. Subsequently, BTG filed an appeal of the lower court's ruling. On April 8, 2002, the FDA granted final approval for the Company's application and the Company launched its product. On April 1, 2003, the United States Court of Appeals for the Federal Circuit reversed the District Court's grant of summary judgment and remanded the case to the District Court for further proceedings. The Company believes that it has not infringed BTG's patent and intends to continue marketing its product pending the final outcome of the litigation. If BTG prevails in the litigation, the Company could be liable for damages for patent infringement, which could have a material adverse impact on the Company's consolidated financial statements.

     Adderall Trade Dress Infringement Suit

     We previously disclosed this case in our annual report Form 10-K for the year ended June 30, 2002 as filed with the SEC on August 26, 2002. Shire has appealed the district court's order denying Shire's request for a preliminary injunction to the U.S. Court of Appeals for the Third Circuit. Oral arguments were heard on April 9, 2003. No court decision has been issued. The Company does not expect the on-going litigation to cause any disruption in the manufacturing and sale of its Dextro Salt Combo product or to affect the status of product currently in the marketplace. However, if Shire is successful on appeal and an injunction is granted or damages are awarded, it could have a material adverse impact on the Company's consolidated financial statements.

     Termination of Solvay Co-Marketing Relationship

     On March 31, 2002, the Company gave notice of its intention to terminate, on June 30, 2002, the relationship between the Company and Solvay Pharmaceuticals, Inc. ("Solvay") which covered the joint promotion of the Company's Cenestin(R) tablets and Solvay's Prometrium(R) capsules. Solvay has disputed the Company's right to terminate the relationship, claims it is entitled to substantial damages and has notified the Company that it has demanded arbitration of this matter. The Company believes its actions are well founded, but if the Company is incorrect, the matter could have a material adverse impact on the Company's consolidated financial statements.

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

     Other Litigation

     As of March 31, 2003, the Company was involved with other lawsuits incidental to its business, including patent infringement actions and product liability claims. Management, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have a material adverse effect on the Company's consolidated financial statements.

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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands)


FORWARD-LOOKING STATEMENTS

The following sections contain a number of forward-looking statements. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by their use of words such as "expects," "plans," "will," "may," "anticipates," "believes," "should," "intends," "estimates" and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include:

          - the difficulty in predicting the timing and outcome of legal proceedings, including patent related matters such as patent challenge settlements and patent infringement cases;

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

Our critical accounting polices are as follows:

Sales Returns and Allowances

When we recognize revenue from the sale of our pharmaceutical products, we simultaneously record an estimate of various costs which reduce product sales. These costs include estimates for product returns, rebates, chargebacks and other sales allowances. In addition, as discussed in detail below, we may record allowances for shelf-stock adjustments when the conditions are appropriate. We base our estimates for sales allowances such as product returns, rebates and chargebacks on a variety of factors, including actual return experience of that product or similar products, rebate agreements for each product, and estimated sales by our wholesale customers to other third parties who have contracts with us. Actual experience associated with any of these items may differ materially from our estimates. We review the factors that influence our estimates and, if necessary, make adjustments when we believe actual product returns, credits and other allowances may differ from established reserves.

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

Inventory Reserves

We establish reserves for our inventory to reflect situations in which the cost of the inventory is not expected to be recovered. We regularly review our inventory, including products close to expiration and therefore not expected to be sold, when product has reached its expiration date, or when a batch of product is not expected to be saleable based on our quality assurance and control standards. The reserve for these products is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. In evaluating whether inventory is stated at the lower of cost or market, we consider such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. We monitor inventory levels, expiry dates and market conditions on a regular basis. We record changes in inventory reserves as part of cost of goods sold.

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

Self-Insurance Reserve

Since September 30, 2002, we have primarily been self-insured for product liability claims. We record a self-insurance reserve for each reported claim on a case-by-case basis, plus an allowance for the estimated future cost of incurred but not reported ("IBNR") claims. We will record an allowance for IBNR claims when we believe that an event has occurred that will likely give rise to future product liability claims against us or one of our subsidiaries. In assessing the amounts to record for each reported claim, with the assistance of counsel and insurance consultants we consider the nature and amount of the claim, our prior experience with similar claims, and whether the amount expected to be paid on a claim is both probable and reasonably estimable. In determining the allowance for the cost of IBNR claims, we consider a variety of factors including historical claims and insurance premium experience. We have never incurred a significant product liability loss. Beginning in the mid-to-late fourth quarter of fiscal 2003 and continuing annually thereafter, we will engage an independent actuary to perform an estimate of our IBNR claims. The actuary's estimate may indicate that a change in the amount we have accrued for IBNR claims is required. Actual payments may differ materially from the reserve amount for both reported and IBNR claims. As of and for the nine months ended March 31, 2003, the liability and related expenses for our self-insurance reserve were included in accrued liabilities and selling, general and administrative expenses, respectively.

Goodwill and Intangible Assets

In connection with acquisitions, we determine the amounts assigned to goodwill and intangibles based on purchase price allocations. These allocations, including an assessment of the estimated useful lives of intangible assets, have been performed by qualified independent appraisers using generally accepted valuation methodologies. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Useful lives are determined based on the expected future period of benefit of the asset, which considers various characteristics of the asset, including historical cash flows. As required by SFAS 142, "Goodwill and Other Intangible Assets," we review goodwill for impairment annually or more frequently if impairment indicators arise. We will perform our next valuation of goodwill as of July 1, 2003.

As the result of the June 2002 purchase of certain assets and assumption of certain liabilities of Enhance Pharmaceuticals, Inc., we have approximately $14,118 of goodwill and $24,790 of intangible assets, net, included in our balance sheet as of March 31, 2003.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

Revenues -- Overview

Total revenues for the three months ended March 31, 2003 were $171,923, a decrease of 34% compared to $261,411 for the three months ended March 31, 2002. This decrease in total revenues was anticipated and was primarily due to the sharp decline in sales of our 20 mg Fluoxetine product, and a reduction in sales of our distributed version of Tamoxifen. Partially offsetting the decline in sales of Fluoxetine and Tamoxifen was a 33% increase in sales of other products, led by higher sales of our oral contraceptive franchise of products.

Revenues -- Product Sales

Product sales for the three months ended March 31, 2003 were $169,006, compared to $255,916 in the prior year period. Fluoxetine accounted for $1,261 of product sales in the fiscal 2003 period, down from $53,848 in the fiscal 2002 period, while Tamoxifen accounted for $4,517 of product sales in the fiscal 2003 period, down from $79,795 in the fiscal 2002 period. Conversely, sales of products other than Fluoxetine and Tamoxifen increased 33% from $122,273 in the fiscal 2002 period to $163,228 in the current year period.

The increase in sales of products other than Fluoxetine and Tamoxifen was primarily attributable to increased sales of our oral contraceptive products, for which sales nearly tripled from the prior year quarter. Sales of oral contraceptives increased $60,625 or 276% from the three months ended March 31, 2002 to the three months ended March 31, 2003. The increase in sales of the oral contraceptives reflects higher sales of existing products, including our Apri(R), Aviane(TM) and Nortrel(R) products, and sales of our nine new oral contraceptive products, all of which we launched in the last twelve months.

Partially offsetting the increase in sales of our oral contraceptive products were decreases in sales of our Dextro salt combo product (the generic equivalent of Shire Richwood, Inc.'s Adderall(R)) and lower sales of Cenestin. We launched our Dextro salt combo product in February 2002 as the first generic manufacturer to enter the market. The decline in sales of our Dextro salt combo product from the three months ended March 31, 2002 reflects higher sales in the prior year from fulfillment of initial orders by our customers immediately following product launch in February 2002 and lower prices in the current year due to the entry of competitors into the market. Sales of Cenestin declined $6,562, primarily due to significant customer purchases in the prior quarter in anticipation of our December 2002 price increase and increased purchases of certain Cenestin package styles that we discontinued in the second quarter of 2003, causing higher than expected customer inventory levels and resulting in decreased sales.

In August 2001, we launched our Fluoxetine 20 mg capsule with 180 days of exclusivity as the only generic manufacturer. Sales of Fluoxetine were $53,848 for the three months ended March 31, 2002, constituting approximately 21% of product sales in that quarter. On January 29, 2002, our 180-day generic exclusivity period on the Fluoxetine 20 mg capsules ended and, as expected, the FDA approved several other generic versions. As a result, the selling price declined dramatically and we lost market share to competing products, causing our sales and profits from Fluoxetine to be substantially lower than those earned during the exclusivity period. For the three months ended March 31, 2003, sales of Fluoxetine accounted for less than 1% of product sales.

Tamoxifen sales decreased from $79,795 for the three months ended March 31, 2002 to $4,517 for the three months ended March 31, 2003. During the quarter ended December 31, 2002, we sold our remaining distributed Tamoxifen inventory previously purchased from AstraZeneca. AstraZeneca's pediatric exclusivity for its Nolvadex(R) brand version of Tamoxifen ended on February 20, 2003. We were unable to supply Tamoxifen to our customers after the depletion of our inventory until the launch of our manufactured Tamoxifen product at the expiration of AstraZeneca's pediatric exclusivity period. At that time, several other generic competitors launched Tamoxifen products, causing the price to decline and causing us to lose market share.

Revenues -- Development and Other Revenue

For the three months ended March 31, 2003, development and other revenue of $2,917 includes royalty income earned under licensing agreements with third parties, our development agreement with the U.S. Department of Defense, and our development agreement related to one of our vaginal ring products. For the three months ended March 31, 2002, development and other revenue consisted primarily of amounts received from DuPont Pharmaceuticals Company for various development and co-marketing agreements entered into in March 2000. The assets of DuPont have since been acquired by Bristol-Myers Squibb ("BMS") and the March 2000 agreements that generated these revenues ended in April 2002. As we incurred research and other development activity costs, we recorded such expenses as research and development and invoiced and recorded the related revenue from BMS as development and other revenue. We recorded revenue from these agreements of $5,000 for the three months ended March 31, 2002.

Cost of Sales

Cost of sales decreased 60% from $139,142 for the three months ended March 31, 2002 to $55,182 for the three months ended March 31, 2003, primarily due to lower sales of Fluoxetine and Tamoxifen. Cost of sales includes the profit split paid to Apotex, Inc., our partner in the Fluoxetine patent challenge, and royalties on certain other products paid to certain of our raw material suppliers.

As a percentage of product sales, cost of sales decreased from 54% for the three months ended March 31, 2002 to 33% for the three months ended March 31, 2003. This decrease reflects an improved product mix from a margin perspective, including lower sales of our distributed Tamoxifen and Fluoxetine, which have lower margins, and an increased percentage of sales attributable to our higher margin manufactured products.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased 30% from $26,271 for the three months ended March 31, 2002 to $34,203 for the three months ended March 31, 2003. The increase was primarily due to higher marketing expenses for pre-launch activities related to our extended cycle oral contraceptive, SEASONALE(R), and increased marketing and selling expenses for Cenestin. Also contributing to the increase were the amortization of intangible assets and higher legal costs. Partially offsetting these increases were lower costs associated with synergies achieved as a result of the integration of Duramed.

Research and Development

Research and development expenses increased 13% from $18,715 for the three months ended March 31, 2002 to $21,127 for the three months ended March 31, 2003. The increase reflected higher headcount and development costs in our proprietary development program, including costs associated with our vaginal ring product, as well as increased expenditures associated with the development of the Adenovirus Vaccine.

Merger-Related Costs

Merger-related costs in the prior year included direct transaction costs related to our October 2001 merger with Duramed Pharmaceuticals, Inc., such as investment banking, legal, accounting and other costs; and costs associated with facility and product rationalization.

Proceeds from Patent Challenge Settlement

Proceeds from patent challenge settlement represent amounts earned under the terms of the contingent supply agreement entered into with Bayer to settle our patent challenge litigation regarding its Ciprofloxacin antibiotic. Under the terms of the contingent supply agreement, Bayer, at its option, must either supply us with Ciprofloxacin at a predetermined discount for resale or make quarterly cash payments to us. To date, Bayer has elected to make payments to us rather than supply us with Ciprofloxacin. Accordingly, we have recognized proceeds from patent challenge settlement of $7,937 for the three months ended March 31, 2002 and $8,563 for the three months ended March 31, 2003.

Interest Income

Interest income decreased 21% from $1,953 for the three months ended March 31, 2002 to $1,547 for the three months ended March 31, 2003, primarily due to a decrease in market interest rates and a slight decline in the average cash and cash equivalents balance and marketable securities balance.

Interest Expense

Interest expense decreased 46% from $684 for the three months ended March 31, 2002 to $370 for the three months ended March 31, 2003, primarily due to a decrease in our debt balances combined with lower interest rates on borrowings.

Other (Income) Expense

Other income for the three months ended March 31, 2003 included a $159 gain on foreign currency exchange.

Income Taxes

Our income tax provision for the three months ended March 31, 2002 reflected a 36.9% effective tax rate on pre-tax income, compared to 35.7% for the three months ended March 31, 2003 and an effective tax rate of 37.3% for the both the three and six months ended December 31, 2002.

The decrease in the tax rate for the three months ended March 31, 2003 compared to the first six months of fiscal 2003 was due primarily to the recognition of a deferred tax asset resulting from the identification of additional deductible state net operating losses incurred in prior years during the three months ended March 31, 2003.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

Revenues -- Overview

Total revenues for the nine months ended March 31, 2003 were $601,386, a decrease of 39% from $979,604 in the nine months ended March 31, 2002. This anticipated decrease in total revenues was primarily due to sharp declines in sales of our Fluoxetine 20 mg product and our distributed Tamoxifen product. Partially offsetting these declines was a 62% increase in sales of other products, led by higher sales of our oral contraceptive franchise of products.

Revenues -- Product Sales

Product sales for the nine months ended March 31, 2003 were $595,389, compared to $963,164 in the prior year period. Fluoxetine accounted for $4,720 of product sales in the fiscal 2003 period, down from $364,955 in the fiscal 2002 period, while Tamoxifen accounted for $117,029 of product sales in the fiscal 2003 period, down from $306,544 in the fiscal 2002 period. Conversely, sales of products other than Fluoxetine and Tamoxifen increased 62% from $291,665 in the fiscal 2002 period to $473,640 in the current year period.

The increase in sales of products other than Fluoxetine and Tamoxifen was primarily attributable to increased sales of our oral contraceptive products, for which sales nearly tripled from the prior year period. In addition, increases in overall market share for our Dextro salt combo and Warfarin Sodium contributed to the sales increase. Sales of oral contraceptives increased $144,156 or 275% from the nine months ended March 31, 2002 to the nine months ended March 31, 2003. The increase in sales of the oral contraceptives reflects higher sales of existing products, including our Apri(R), Aviane(TM) and Nortrel(R) products and sales of our nine new oral contraceptive products, all of which we launched in the past twelve months.

In August 2001, we launched our Fluoxetine 20 mg capsule. Sales of Fluoxetine were $364,955 for the nine months ended March 31, 2002, constituting approximately 38% of product sales in that period. On January 29, 2002, our 180-day generic exclusivity period on the Fluoxetine 20 mg capsules ended and, as expected, the FDA approved several other generic versions. As a result, the selling price declined dramatically and we lost market share to competing products, causing our sales and profits from Fluoxetine to be substantially lower than those earned during the exclusivity period. As a result of these declines, for the nine months ended March 31, 2003, sales of Fluoxetine were less than 1% of product sales.

Tamoxifen sales decreased 62% from $306,544 for the nine months ended March 31, 2002 to $117,029 for the nine months ended March 31, 2003. This decrease in sales is primarily due to the expiration of our supply agreement with AstraZeneca on August 21, 2002, which prevented us from launching our manufactured version of Tamoxifen until February 20, 2003.

Revenues -- Development and Other Revenue

For the nine months ended March 31, 2003, development and other revenue of $5,997 includes royalty income earned under licensing agreements with other third parties, our development agreement with the U.S. Department of Defense, and our development agreement related to one of our vaginal ring products. For the nine months ended March 31, 2002, development and other revenue consisted primarily of amounts received from DuPont Pharmaceuticals Company for various development and co-marketing agreements entered into in March 2000. The assets of DuPont have since been acquired by Bristol-Myers Squibb and the March 2000 agreements that generated these revenues ended in April 2002. We recorded revenue from these agreements of $15,583 for the nine months ended March 31, 2002.

Cost of Sales

Cost of sales decreased 54% from $570,040 for the nine months ended March 31, 2002 to $260,973 for the nine months ended March 31, 2003, primarily due to lower sales of Fluoxetine and Tamoxifen. Cost of sales includes the profit split paid to Apotex, Inc., our partner in the Fluoxetine patent challenge, and royalties paid on certain other products to certain of our raw material suppliers.

As a percentage of product sales, cost of sales decreased from 59% for the nine months ended March 31, 2002 to 44% for the nine months ended March 31, 2003. The decrease in cost of sales as a percentage of product sales resulted from sales of an improved product mix from a margin perspective, including lower sales of Fluoxetine and Tamoxifen, both of which had margins that were generally lower than the average earned on our other products, and an increasing percentage of sales of higher-margin products.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased 17% from $84,062 for the nine months ended March 31, 2002 to $98,604 for the nine months ended March 31, 2003. The increase was primarily due to higher marketing expenses for pre-launch activities related to our extended cycle oral contraceptive, SEASONALE(R); increased marketing and selling expenses for Cenestin; increased legal costs, which include costs associated with patent challenge activity, class action lawsuits and other matters; and increased consulting costs primarily associated with various information technology projects. Also contributing to the increase was the amortization of intangible assets and a $1,330 write-off of an intangible asset related to a product that we suspended development of pending review of future market opportunities. Partially offsetting these increases were decreases in costs due to synergies achieved as a result of the integration of Duramed.

Research and Development

Research and development expenses increased 21% from $53,608 for the nine months ended March 31, 2002 to $64,710 for the nine months ended March 31, 2003. The increase reflected higher costs associated with increased clinical study and headcount costs related to our proprietary development program, including costs associated with our vaginal ring product, and higher biostudy and development costs related to our generic development activities.

Merger-Related Costs

Merger-related costs in the prior year included direct transaction costs related to our October 2001 merger with Duramed Pharmaceuticals, Inc., such as investment banking, legal, accounting and other costs, and costs associated with facility and product rationalization.

Proceeds from Patent Challenge Settlement

Proceeds from patent challenge settlement represent amounts earned under the terms of the contingent supply agreement entered into with Bayer to settle our patent challenge litigation regarding Bayer's Ciprofloxacin antibiotic. Under the terms of the contingent supply agreement, Bayer, at its option, must either supply us with Ciprofloxacin at a predetermined discount for resale or make quarterly cash payments to us. To date, Bayer has elected to make payments to us rather than supply us with Ciprofloxacin. Accordingly, we have recognized proceeds from patent challenge settlement of $23,812 for the nine months ended March 31, 2002 and $25,688 for the nine months ended March 31, 2003.

Interest Income

Interest income decreased 20% from $5,936 for the nine months ended March 31, 2002 to $4,728 for the nine months ended March 31, 2003, primarily due to a decrease in market interest rates on our short-term investments. The decline was partially offset by an increase in the average cash and cash equivalents balance and marketable securities balance.

Interest Expense

Interest expense decreased 56% from $2,925 for the nine months ended March 31, 2002 to $1,291 for the nine months ended March 31, 2003, primarily due to a decrease in our debt balances combined with lower interest rates on borrowings.

Other (Income) Expense

Other income for the nine months ended March 31, 2002 included $2,000 related to a litigation settlement.

Income Taxes

Our income tax provision for the nine months ended March 31, 2002 reflected a 37.4% effective tax rate on pre-tax income, compared to 36.7% for the nine months ended March 31, 2003. The decrease in the tax rate for the nine months ended March 31, 2003 was due primarily to non-deductible costs related to the merger with Duramed in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance increased $70,512 or 21% from $331,257 at June 30, 2002, to $401,769 at March 31, 2003. In addition, our marketable securities increased $28,998 from $15,502 at June 30, 2002 to $44,500 at March 31, 2003. Our primary source of cash is funds from operations, and our primary uses of cash are for operating expenses and capital expenditures.

Operating Activities

Cash provided by operating activities was $152,120 for the nine months ended March 31, 2003, as net earnings of $130,478 more than offset a slight increase in working capital. Working capital, defined as current assets (excluding cash and cash equivalents) less current liabilities, increased slightly as decreases in accounts receivable and inventory and an increase in income taxes payable more than offset decreases in accounts payable and accrued liabilities. The $75,546 decrease in accounts payable is primarily attributable to the payment of the remaining payables owed to AstraZeneca after the termination of our Tamoxifen purchases. The $54,929 decrease in inventory is due to the sell-off of our remaining units of our distributed version of Tamoxifen after the termination of our Tamoxifen supply agreement with AstraZeneca. As a result, we had no purchased Tamoxifen inventory on-hand at March 31, 2003. Income taxes payable were higher at March 31, 2003 as compared to June 30, 2002 due to the timing of our estimated tax payments.

Approximately $24,438 of our cash flows from operations for the nine months ended March 31, 2003 relates to payments from our contingent non-exclusive supply agreement with Bayer Corporation related to our 1997 Cipro(R) patent challenge. Under that agreement, Bayer, at its option, must either supply us with Ciprofloxacin at a predetermined discount for resale or provide us with quarterly cash payments. This contingent supply agreement expires in December 2003. If Bayer does not elect to supply us with product, we would receive payments totaling approximately $25,688 for the remainder of the agreement, including the collection of $19,979 included in other receivables at March 31, 2003. In accordance with our contingent supply agreement we are expecting to purchase product from Bayer and launch a distributed version of Ciprofloxacin in June 2003. As a result, working capital items including accounts receivable, inventory and accounts payable are expected to increase significantly by the end of June. However, because of the collection and payment terms, we do not expect Ciprofloxacin to impact our cash flows until fiscal 2004 when the impact is expected to be significant.

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

Investing Activities

During fiscal 2002, we initiated a multi-year capital expansion program to increase our production, laboratory, warehouse and distribution capacity in Virginia and Cincinnati. In addition to continuing these programs in fiscal 2003, we also continued to add and upgrade equipment in all of our locations. These capital programs are designed to help ensure that we have the manufacturing, distribution and laboratory facilities necessary to meet the expected demand of our pipeline products and handle the increases in current product sales.

During the nine months ended March 31, 2003, we invested $56,685 in capital expenditures and believe our fourth quarter capital expenditures could amount to an additional $15,000 to $20,000. The fourth quarter spending estimate includes substantially completing the multi-year capital expansion programs noted above and substantial completion of the construction of a dedicated facility for the manufacture of the Adenovirus vaccine, the cost of which is being reimbursed by the Federal government. However, it does not include the significant investment that would be needed to purchase, install and integrate a new information management system, which we are currently evaluating.

While we believe we have the cash resources to fund the capital spending described above from cash derived from operations, given the large scale and extended nature of some of the planned expenditures, we may consider financing a portion of our projects. We believe we have the capital structure and cash flow to complete any such financing.

In fiscal 2002, we entered into a Loan and Security Agreement (the "Loan Agreement") with Natural Biologics, the raw material supplier for our generic conjugated estrogens product. We believe that the raw material is pharmaceutically equivalent to raw material used to produce Wyeth's
Premarin(R). Natural Biologics is a defendant in litigation brought by Wyeth alleging that Natural Biologics misappropriated certain Wyeth trade secrets with respect to the preparation of this raw material. This case was tried in November 2002, and a decision may be rendered by the trial court at any time. An unfavorable decision for Natural Biologics could materially and adversely affect Natural Biologics' ability to repay the loans we have made to it. If that were to be the case, we may be required to write off all or a portion of the loans made to Natural Biologics. As of March 31, 2003, we had loaned Natural Biologics approximately $13,164 pursuant to the terms of this agreement, which we have included on our balance sheet in other assets.

Under the terms of the Loan Agreement, absent the occurrence of a material adverse event (including, without limitation, an unfavorable court decision in the Wyeth matter), we could loan Natural Biologics up to $35,000 over a three-year period, including an additional $1,080 during fiscal 2003, and $8,300 and $2,800 during fiscal 2004 and 2005, respectively. The Loan Agreement also provides for a loan of $10,000 based upon the successful outcome of the pending legal proceeding between Wyeth and Natural Biologics, as discussed above. The loans mature on June 3, 2007.

In fiscal 2002, we also entered into a Development, Manufacturing and Distribution Agreement with Natural Biologics which could obligate us to make milestone payments totaling an additional $35,000 to Natural Biologics based on achieving certain legal and product approval milestones, including the approval of a generic product.

As of March 31, 2003, we have invested $44,400 in market auction debt securities that are readily convertible into cash at par value with maturity dates ranging from May 12, 2003 to July 13, 2004. We may continue to invest in extended maturity securities based on operating needs and strategic opportunities.

On November 26, 2002 we signed a letter of intent to acquire the rights to four products currently marketed by Wyeth-Ayerst Laboratories, Inc. ("Wyeth"), and a sublicense for a product they are currently developing. The total purchase price of such products is still subject to final negotiation. At closing, we anticipate acquiring the products for an amount in excess of $20,000, subject to certain adjustments, and we would make additional future payments as sales milestones are achieved. In addition, we would assume the obligation to purchase up to $10,000 in raw material inventory over the next three years. As currently contemplated, upon closing of the transactions with Wyeth, we would terminate the litigation with Wyeth relating to the anti-trust suit filed in September 2000 by Duramed Pharmaceuticals, Inc. against Wyeth. The termination of this litigation will also require a one-time payment to our legal counsel of approximately $20,000. We expect the transaction to close in the fourth quarter of fiscal 2003.

Financing Activities

We have not engaged in any off-balance sheet financing involving unconsolidated subsidiaries.

Debt balances decreased by approximately $4,685 during the nine months ended March 31, 2003 due to scheduled debt repayments. Scheduled principal repayments on our existing debt will be approximately $8,478 for the next twelve months. We have a $40,000 revolving credit facility that expires on February 27, 2005. We currently have approximately $29,312 available under this facility, with the balance of the facility committed as a $10,688 letter of credit in support of our finite risk insurance arrangement described below.

Contributions to Retirement Plan

On September 27, 2002, we committed to make a minimum aggregate contribution of $9,200 to the Barr Laboratories, Inc. Savings and Retirement Plan for the fiscal year ending June 30, 2003. As of March 31, 2003, we have funded $7,368 of the contribution commitment and have recorded an asset and a matching liability equal to the remaining contribution commitment.

Product Liability Insurance

Due to the significant increase in the cost of product liability insurance, on September 30, 2002 we entered into a finite risk insurance arrangement (the "Arrangement") with a third party insurer. We believe that the Arrangement is an effective way to insure against a portion of potential product liability claims. In exchange for $15,000 in product liability coverage over a five-year term, the Arrangement provides for us to pay approximately $14,250 in four equal annual installments of $3,563, with the first installment having been made in October 2002. At any six-month interval, we may, at our option, cancel the Arrangement. In addition, at the earlier of termination or expiry, we are eligible for a return of all amounts paid to the insurer, less the insurer's margin and amounts for any incurred claims. We are recording the payments, net of the insurer's margin, as deposits included in other assets.

We continue to be self-insured for potential product liability claims between $15,000 and $25,000. We have purchased additional product coverage from an insurance carrier for product liability claims related to certain products that will offer coverage for claims between $25,000 to $50,000.

On September 30, 2002, we purchased unlimited extended reporting period insurance for potential product liability claims on selected products related to prior periods from September 10, 1987 to September 30, 2002. This coverage continues without expiration.

We have never been held liable for, or agreed to pay, a significant product liability claim. However, if one of our manufactured or distributed products were found to be defective and we were not successful in the defense or settlement of the suit, it could have a material adverse effect on our results of operations or financial condition to the extent we were self-insured against the resulting liability or such liability exceeded policy limits.

Strategic Transactions

To expand our business opportunities, we have increased our business development activities and continue to evaluate and enter into various strategic collaborations or acquisitions. The amount of cash required to enter into these collaborations may be significant but cannot be predicted.

We believe that our current cash balances, cash flows from operations and borrowing capacity, including unused amounts under our $40,000 revolving credit facility, will be adequate to fund our operations and to capitalize on certain strategic opportunities as they arise. To the extent that additional capital resources are required, we believe that such capital may be raised by additional bank borrowings, debt or equity offerings or other means.

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

We adopted SFAS 142 on July 1, 2002. SFAS 142 requires goodwill to be tested for impairment annually using a two-step process to determine the amount of impairment, if any, which is then written-off. The first step is to identify potential impairment, which is measured as of the beginning of the fiscal year. To accomplish this, we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Under SFAS 142, to the extent a reporting unit's carrying amount exceeds its fair value, the reporting unit's goodwill may be impaired. During the second quarter of 2003, we completed the first step of this process and determined there was no indication of goodwill impairment.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition Disclosure, An Amendment of FASB Statement No. 123" ("SFAS 148"). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We adopted SFAS 148 during the fiscal quarter ended March 31, 2003. The adoption of SFAS 148 did not have a material impact on our results of operations or financial position and the additional required disclosures have been provided in Note 3 to the Consolidated Financial Statements.

OUTLOOK

Revenues

Revenue estimates are based on a variety of factors including the timing of new product launches and the potential impact of competitive pricing on existing products. Many of these factors are difficult to predict and are outside of our control.

We expect total revenues to increase significantly in the fourth quarter of the year as compared to the $171,923 we recorded in the third quarter of the year mainly as a result of new product launches, including an estimated contribution of $65,000 to $75,000 from the distributed version of Ciprofloxacin tablets, which we expect to launch in June 2003.

We expect sales of our oral contraceptive products to increase moderately compared to the $82,559 we recorded in the third quarter. This growth is expected to be led by both increasing market shares for certain of our existing products and contributions from new products we anticipate launching during the quarter, including our generic version of Loestrin, which are expected to more than offset lower sales of oral contraceptive products launched in the third quarter, including Errin and Nortrel 7/7/7. We continue to expect oral contraceptive sales in fiscal 2003 to triple compared to the $92,811 we recorded in fiscal 2002.

We expect sales of our Cenestin product to increase significantly in the fourth quarter of the year compared to the $3,337 of sales in the third quarter of the year, driven by consistent prescription levels, more normalized customer buying patterns and the impact of a price increase that took effect in February.

We are forecasting sales in the fourth quarter of fiscal 2003 for our manufactured version of Tamoxifen, which we launched in February 2003, to be at about a $3,500 to $4,500 level, based on maintaining current market share and relatively stable market pricing.

Proceeds from Patent Challenge Settlement

Proceeds from patent challenge settlement are amounts earned pursuant to the supply agreement entered into as part of the 1997 settlement of our patent challenge on Bayer's Ciprofloxacin product. We assume that Bayer will elect, as they have in the past, not to provide product to us for resale prior to June 2003, at which point we will no longer earn these proceeds. As a result, we expect to recognize proceeds from patent challenge settlement for April and May only, causing the total proceeds from patent challenge settlement to decline to approximately $5,600 in the fourth quarter.

Margins

Product margins represent the amount of gross profit we expect to earn on product sales expressed as a percentage of product sales. The margins we earn on a quarterly basis are subject to fluctuation based on the changing mix of our product sales and therefore are difficult to predict. The anticipated launch of our distributed version of Ciprofloxacin in June is expected to lower overall gross profit margins in the fourth quarter as compared to 67.3% earned during the third quarter of fiscal 2003. This is because our distributed version of Ciprofloxacin will have a significantly lower margin than our manufactured products and we will be splitting the gross profit with a partner. Assuming that our manufactured product sales mix in the fourth quarter is similar to the mix we had in the third quarter, we believe our margins on manufactured products should remain in the mid-60% range.

Selling, general and administrative

Selling, general and administrative expenses are expected to increase moderately in the fourth quarter of fiscal 2003 compared to the $34,203 incurred during the third quarter of the year, primarily due to higher sales and marketing costs. Higher sales costs will primarily relate to the increase in our female healthcare contract salesforce, which grew from approximately 125 sales representatives at the beginning of the third quarter to approximately 225 by the end of the third quarter. Marketing, promotion and advertising costs are also expected to be higher in the fourth quarter of fiscal 2003 compared to the third quarter primarily due to increased spending on pre-launch programs for SEASONALE. Also contributing to the expected increase in selling, general and administrative expenses will be higher administrative costs including costs associated with the relocation of our administrative offices which is expected to take place in the fourth quarter.

Research and development

Research and development expenses are expected to increase moderately in the fourth quarter of fiscal 2003 compared to the approximately $21,127 incurred during the third quarter of fiscal 2003. This increase reflects expected increases in bio-study and new drug development activities and somewhat higher headcount costs reflecting continued additions to our proprietary development team.

Other

Net interest income is expected to be in line with the third quarter of the year as the average cash and cash equivalents and debt balances should be relatively constant.

Taxes

Our effective tax rate is forecasted to be approximately 37% for the fourth quarter of fiscal year 2003.

Earnings per share

Barr had approximately 69.5 million fully diluted shares outstanding as of March 31, 2003. Our weighted average fully diluted shares outstanding is impacted by option grants, changes in our stock price, and the issuance or repurchase of common stock. Other than to satisfy option exercises and for our 3-for-2 stock split, we did not issue any shares during the third quarter of fiscal 2003 and did not repurchase any shares. Assuming our stock price remains at a price above our average stock price during the third quarter of approximately $51.00 per share, we expect the number of fully diluted shares outstanding to be somewhat higher in the fourth quarter of the year compared to the fully diluted shares at March 31, 2003. We are not assuming any share issuances for acquisitions or equity offerings or any share repurchases, though we may consider such activities if appropriate opportunities are identified.

Based on our estimates and assumptions, many of which are described above, including the assumed timing of product launches and expense levels, we continue to expect our full-year fiscal 2003 fully diluted earnings per share estimate to be $2.57 to $2.63.

Business development activities

A growing part of our business strategy includes identifying and completing business development opportunities. Such opportunities include but are not limited to product acquisitions, technology or product license arrangements, joint-venture agreements, mergers or acquisitions and the settlement of legal matters. At any time, we may be pursuing one or more of these kinds of arrangements, such as the one contemplated by our letter of intent with Wyeth regarding a product acquisition and development arrangement in connection with the settlement of litigation. However, the forecasts and outlook provided herein do not include the impact of concluding the Wyeth arrangement or any other such transaction. We do not undertake any obligation to provide updates to the forecasts given above if such transactions are completed.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio of approximately $446,269 and debt instruments of approximately $43,286. We do not use derivative financial instruments.

Our investment portfolio consists of cash and cash equivalents and marketable securities classified as "available for sale." The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in a variety of high credit-quality securities, including U.S. government and corporate obligations, certificates of deposit and money market funds. Ninety-one percent of our portfolio matures in less than three months. The carrying value of the investment portfolio approximates the market value at March 31, 2003. Because our investments are diversified and are of relatively short maturity, a hypothetical 1 or 2 percentage point change in interest rates would not have a material effect on our consolidated financial statements.

At March 31, 2003, approximately 65% of our debt instruments are subject to fixed interest rates. The related note purchase agreements permit us to prepay these notes prior to their scheduled maturity, but may require us to pay a prepayment fee based on market rates at the time of prepayment. The remaining 35% of debt instruments are primarily subject to variable interest rates based on the prime rate. The fair value of all debt instruments is approximately $40,000 at March 31, 2003. In addition, borrowings under our $40,000 unsecured, revolving credit facility (the "Revolver") with Bank of America, N.A., bear interest at a variable rate based on the prime rate, the Federal Funds rate or LIBOR. At March 31, 2003, there were no amounts outstanding under the Revolver. We currently have approximately $29,312 available under the Revolver, while the balance of the Revolver was committed as a $10,688 letter of credit in support of our product liability insurance arrangements. We do not believe that any risk inherent in these instruments is likely to have a material effect on our consolidated financial statements.

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

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

PATENT CHALLENGES

Dextroamphetamine combination extended release (Adderall XR(TM))

On November 8, 2002, we filed an Abbreviated New Drug Application seeking approval to manufacture, use and sell the generic versions of Shire's Adderall XR(TM) products and notified Shire pursuant to the provisions of the Hatch Waxman Act. On February 24, 2003, Shire filed a patent infringement suit against us in the U.S. District Court for the Southern District of New York, alleging that our product infringes U.S. Patent No. 6,322,819. We filed an answer to Shire's complaint on March 17, 2003, and an amended answer on April 17, 2003. No scheduling order has yet been entered in this civil action.

We believe that we were the first applicant to file an ANDA containing a paragraph IV patent certification to this product. If so, we may be eligible for 180 days of generic exclusivity, depending on a variety of factors.

Modafinil (Provigil(R))

On December 24, 2002, we filed an Abbreviated New Drug Application ("ANDA") seeking approval to manufacture, use and sell the generic versions of Cephalon's Provigil(R) products and notified Cephalon pursuant to the provisions of the Hatch Waxman Act. On March 28, 2003, Cephalon filed a patent infringement suit against us, along with other defendants including Mylan Pharmaceuticals, Inc., Mylan Laboratories, Inc., Teva Pharmaceuticals USA, Inc., Teva Pharmaceuticals, Ltd. and Ranbaxy Laboratories Ltd., in the United States District Court for the District of New Jersey alleging infringement of U.S. Patent No. RE 37,516 patent and seeking to prohibit us and others from manufacturing, using or selling its products until patent expiration.


Alendronate Sodium (Fosamax(R))

We previously disclosed these cases in our annual report on Form 10-K for the year ended June 30, 2002 as filed with the SEC on August 26, 2002 (the "2002 Annual Report"). On November 4, 2002, the United States District Court for the District of Delaware issued a decision in an action brought by Merck against Teva Pharmaceuticals arising out of the filing of an ANDA by Teva for Alendronate Sodium 5, 10 and 40 mg daily tablets. The District Court ruled that U.S. patent 4,621,077 was not invalid, was infringed by Teva's ANDA filing, and was properly extended. Teva has appealed that decision to the Federal Circuit and the appeal has been fully briefed, but an argument date has not been set.

Merck and Teva tried another case in the United States District Court for the District of Delaware arising from the filing of Teva's ANDA for Alendronate Sodium 35 and 70 mg weekly tablets in March 2003, involving U.S. patent 5,994,329. No decision has been entered in the case.

On March 4, 2003, we entered into an agreement with Merck to: (1) stay further proceedings in the case involving our challenge to Merck's Fosomax patents, subject to certain conditions, pending the entry of final judgments in the litigation between Merck and Teva; and (2) each be bound, with certain limited exceptions, by such judgments. That agreement was entered as an order of the Court on March 6, 2003.

Kariva(TM) Desogestrel Ethinyl Estradiol (Mircette(R))

We previously disclosed this case in our annual 2002 Annual Report. On April 1, 2003, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's December 6, 2001 decision granting summary judgment in Duramed's favor and remanded the case to the District Court for further proceedings. We believe that we have not infringed the patent and have announced our intention to continue the manufacture and marketing of Kariva(TM), the generic equivalent of Organon, Inc.'s Mircette(R) oral contraceptive, pending the final outcome of the litigation. If Bio-Technology General Corp., the owner of the patent, prevails in the litigation, the Company could be liable for damages for patent infringement, which could have a material adverse impact on the Company's consolidated financial statements.

Mirtazapine Orally Disintegrating (Remeron(R) SolTab(TM))

We previously disclosed this case in our 2002 Annual Report. On May 30, 2002, we asserted declaratory judgment counterclaims of non-infringement and/or invalidity of two additional Akzo patents. On April 2, 2003, the parties submitted a stipulation of dismissal with respect to the Akzo patent listed in the Orange Book on which Akzo's and Organon's original complaint against us was based. Once the stipulation is entered by the Court, only our declaratory judgment counterclaims will remain in litigation. No scheduling order has been entered with respect to these claims.

Niacin (Niaspan(R))

We previously disclosed this case in our 2002 Annual Report. On February 28, 2003, KOS filed a declaratory judgment counterclaim for infringement of two additional KOS patents. As such, there currently are five patents at issue in the litigation. On March 20, 2003, we filed our answer to KOS's declaratory judgment counterclaim. This case is currently scheduled for trial at the end of 2004.

Norgestimate/Ethinyl Estradiol (Ortho Tri-Cyclen(R))

We previously disclosed this case in our 2002 Annual Report. On January 31, 2003, the District Court denied both parties' motions for summary judgment. The case is currently scheduled for trial commencing on July 14, 2003. Given the July trial date, we do not anticipate a court decision before the beginning of August. The patent expires on September 26, 2003. As a consequence, we do not expect to be able to utilize more than several weeks of the 180-day generic exclusivity period on this product, even if we prevail in the patent litigation. If we are unsuccessful in the patent litigation and if the innovator, Ortho-McNeil Pharmaceutical ("Ortho"), which has indicated that it may seek a six-month pediatric exclusivity period on this product, is successful in obtaining pediatric exclusivity, our ability to enter the market with this product may be delayed until March 26, 2004.

OTHER LITIGATION

As of March 31, 2003, the Company was involved with other lawsuits incidental to and in the ordinary course of its business. Management, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.


              EXHIBIT NO.           DESCRIPTION
              -----------           -----------

                 10.1               Lease, dated February 6, 2003, between
                                    Mack-Cali Properties Co. No. 11 L.P. and
                                    Barr Laboratories, Inc.

                 10.2 Amended and Restated Employment Agreement, dated February 19, 2003, between Barr
                                    Laboratories, Inc. and Frederick J. Killion

                 10.3 Amended and Restated Employment Agreement, dated February 19, 2003, between Barr
                                    Laboratories, Inc. and William T. McKee

                 99.1               Certification pursuant to 18 U.S.C. Section
                                    1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) We filed the following reports on Form 8-K in the quarter ended March 31, 2003.

         REPORT DATE                ITEM REPORTED

         January 29, 2003           We filed with the Securities and Exchange
                                    Commission our Quarterly Report on Form 10-Q
                                    for the six months ended December 31, 2002.
                                    Pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002, the Form 10-Q
                                    was accompanied by a certification of Bruce
                                    L. Downey, Chairman of the Board and Chief
                                    Executive Officer of the Company, and
                                    William T. McKee, Chief Financial Officer of
                                    the Company.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BARR LABORATORIES, INC.


Dated: April 25, 2003                             /s/ William T. McKee
                                                  --------------------
                                                  William T. McKee
                                                  Chief Financial Officer
                                                  (Principal Financial Officer
                                                  and Principal Accounting
                                                  Officer)


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

Date: April 25, 2003

                                                      /s/ Bruce L. Downey
                                                      ---------------------
                                                      Bruce L. Downey
                                                      Chief Executive Officer

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

Date: April 25, 2003
                                                  /s/ William T. McKee
                                                  -----------------------
                                                  William T. McKee
                                                  Chief Financial Officer