Form 10-K
period 2003-06-30
BARR LABORATORIES INC
filed 2003-08-26
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003 or

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

                      2 Quaker Road Pomona, New York 10970
                      ------------------------------------
                    (Address of principal executive offices)

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

Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes [X]    No [ ]

The aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $3,649,208,247 as of June 30, 2003 (assuming solely for purposes of this calculation that all Directors and Officers of the Registrant are "affiliates").

Number of shares of Common Stock, Par Value $.01, outstanding as of June 30, 2003: 66,785,798

                       DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE REGISTRANT'S 2003 PROXY STATEMENT ARE INCORPORATED BY REFERENCE
                              IN PART III HEREOF.

                                     PART I

ITEM 1. BUSINESS

SAFE HARBOR STATEMENT
Forward-Looking Statements

The following sections contain a number of forward-looking statements. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by their use of words such as "expects," "plans," "will," "may," "anticipates," "believes," "should," "intends," "estimates" and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include:

     - the difficulty in predicting the timing and outcome of legal proceedings, including patent-related matters such as patent challenge settlements and patent infringement cases;

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

     -    the regulatory environment;

     - the impact of product liability claims and the availability of product liability insurance coverage;

     - fluctuations in operating results, including the effects on such results from spending for research and development, sales and marketing activities and patent challenge activities; and

     - other risks detailed from time-to-time in our filings with the Securities and Exchange Commission.

     We wish to caution each reader of this report to consider carefully these factors as well as specific factors that may be discussed with each forward-looking statement in this report or disclosed in our filings with the SEC, as such factors, in some cases, could affect our ability to implement our business strategies and may cause actual results to differ materially from those contemplated by the statements expressed herein.

OVERVIEW

     We are a specialty pharmaceutical company that operates in one segment - the development, manufacture and marketing of generic and proprietary prescription pharmaceuticals. We currently manufacture and distribute more than 100 different dosage forms and strengths of pharmaceutical products in core therapeutic categories, including oncology, female healthcare (including hormone therapy and oral contraceptives), cardiovascular, anti-infective and psychotherapeutics. In addition, we have a proprietary, novel vaginal ring drug delivery system that we are using to develop products intended to address a variety of female health issues and unmet medical needs. We operate manufacturing, research and development and administrative facilities located in the United States.

     Our Internet address is www.barrlabs.com. On our Investor Relations portion of the web site we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Exchange Act. All such filings on our Investor Relations web site are available free of charge.

SIGNIFICANT DEVELOPMENTS

Launch of Distributed Version of Ciprofloxacin

     In June 2003, we began shipping Ciprofloxacin Hydrochloride pursuant to a license from Bayer Corporation (Bayer). Under a 1997 settlement of a patent challenge we initiated against Bayer's Cipro(R) antibiotic, we purchase directly from Bayer Ciprofloxacin products that are manufactured under Bayer's New Drug Application for Cipro and market them under our label. We have the non-exclusive right to distribute the Ciprofloxacin products until Bayer's patent protecting Cipro expires in December 2003. On June 9, 2003, we began distributing Ciprofloxacin, pursuant to the terms of the settlement and recorded sales of approximately $111 million for fiscal 2003. We share one-half of our profits on these sales with Aventis, the contractual successor to our joint venture partner in the Cipro patent challenge case. We believe that Bayer intends to seek pediatric exclusivity for Cipro, which if granted could delay the introduction of generic versions for six months beyond the expiration of the patent. We are currently negotiating with Bayer to continue distributing Ciprofloxacin products during and after Bayer's anticipated pediatric exclusivity period for Cipro. If Bayer obtains pediatric exclusivity and we continue distributing Ciprofloxacin during that period, Ciprofloxacin is expected to be our largest selling product in fiscal 2004.

Acquisition of Diamox(R) Sequels(R), Zebeta(R), Ziac(R) and Aygestin(R) From
Wyeth

     In June 2003, we acquired the U.S. rights to four products marketed by Wyeth and a license to complete the development of and market a new oral contraceptive. We agreed to pay Wyeth approximately $22.6 million for the U.S. rights to Diamox(R) Sequels(R), Zebeta(R), Ziac(R) and Aygestin(R). We also agreed to pay approximately $4 million to acquire a license from Wyeth, together with a sublicense that originated from Aventis S.A. to develop and market in the U.S. oral contraceptive products using the compound Trimegestone. Wyeth retained the rights outside the U.S. to Trimegestone as an oral contraceptive and retained global rights to Trimegestone for all other non-transdermal indications, including hormone therapy. Under the terms of a related agreement, we granted to Wyeth an exclusive license to any oral contraceptive product we develop with Trimegestone for sale outside the U.S. We have the right to terminate the licensing agreement for Trimegestone at any time up to December 2004 and would obtain a refund of up to $5 million for out-of-pocket development costs associated with the development of a Trimegestone oral contraceptive. In connection with the acquisitions and licenses described above, we agreed with Wyeth to terminate the suit filed against Wyeth in September 2000 by our Duramed subsidiary.

196% Increase in Oral Contraceptive Product Sales

     Our sales of oral contraceptive products nearly tripled in fiscal 2003 from the prior year. The increase in sales of our oral contraceptive products reflected higher sales of our existing products, including Apri(R), Aviane(TM), Kariva(R) and Nortrel(R), as well as sales of seven new oral contraceptive products we launched in fiscal 2003.

Filing of Conjugated Estrogen ANDA

     On June 30, 2003, we filed an Abbreviated New Drug Application (ANDA) with the FDA for an "AB" rated generic equivalent to Premarin(R), a conjugated estrogen product whose raw material comes from the urine of pregnant mares. We believe that our application will meet all of the regulatory requirements necessary for FDA approval and, if approved, will be directly substitutable for Wyeth's Premarin product. On August 11, 2003, we received notification from the FDA that our application had been accepted for filing.

         In March 2002, we entered into two agreements with Natural Biologics, LLC ("Natural Biologics"), the raw material supplier for our generic conjugated estrogens product. Under the terms of a Development, Manufacturing and Distribution Agreement, Natural Biologics supplies the raw material and we are responsible for the product formulation and the regulatory, manufacturing and sales and marketing activities necessary to commercialize a generic conjugated estrogens product. Under the terms of a Loan and Security Agreement, absent the occurrence of a material adverse event as defined, we could loan Natural Biologics up to $35 million over a three-year period and make additional payments totaling $35 million based on achieving certain legal and product approval milestones, including approval of a generic product.

Expansion of Our Female Healthcare Sales force

     We contract our female healthcare sales force from Cardinal Market Force. In January 2003, we contracted with Cardinal Market Force to expand that sales force by 104 sales representatives, 11 district sales managers and 3 area business directors, which brought our total female healthcare sales force to nearly 250 people. Our sales force expansion was undertaken in anticipation of the launch of SEASONALE(R), an extended-cycle oral contraceptive currently awaiting FDA approval. In addition to the promotion of SEASONALE upon its anticipated launch, the sales force will continue to promote our Cenestin(R) products along with additional female healthcare products we may develop or acquire.

Conclusion of Our Tamoxifen Supply and Distribution Agreement

     In 1993, as a result of a settlement of a patent challenge case, we entered into a non-exclusive supply and distribution agreement with AstraZeneca. Under the distribution agreement, we purchased Tamoxifen, a breast cancer drug, directly from AstraZeneca in both 10 mg and 20 mg tablets and marketed the product under our label. During this period, we were the only distributor of Tamoxifen in the United States other than AstraZeneca. Our distribution agreement with AstraZeneca expired on August 21, 2002. In December 2002, the U.S. District Court for the District of Columbia denied our motion for summary judgment, which sought injunctive and declaratory relief precluding the FDA from withdrawing its prior approval of our Tamoxifen 10 mg ANDA. This decision delayed our launch of our manufactured 10 mg tablets until February 21, 2003, the date on which AstraZeneca's pediatric exclusivity for its Nolvadex(R) brand version of Tamoxifen expired. As a result of the court decision and the depletion of our distributed product inventory, we were unable to supply Tamoxifen to our customers from the date our supply was fully depleted, in November 2002, through the expiration of AstraZeneca's pediatric exclusivity. Our inability to supply customers resulted in a significant decrease in revenues and profits attributable to Tamoxifen during that three-month period. Following expiration of AstraZeneca's pediatric exclusivity, we, along with several generic competitors, launched a manufactured generic Tamoxifen citrate product on February 21, 2003. As expected, the presence of several competing Tamoxifen products resulted in a significant decline in our market share and the market price for Tamoxifen.

     Tamoxifen accounted for approximately 14% of our product sales in fiscal 2003, down from 31% in fiscal 2002 and 56% in fiscal 2001. Sales of our manufactured version of tamoxifen accounted for less than $10 million out of our total tamoxifen sales of approximately $121 million during fiscal 2003. We expect tamoxifen to contribute less than 2% of our product sales in fiscal 2004.

BUSINESS STRATEGIES

We focus our resources on four principal strategies within our pharmaceutical products business:

     Developing and Marketing Selected Generic Pharmaceuticals

         We develop and market the generic equivalent of brand pharmaceuticals that no longer enjoy patent protection. We seek to develop generic products that have one or more characteristics that we believe will make it difficult for other competitors to develop competing generics. The characteristics of the selected generic products we pursue may include one or more of the following:

     - those requiring specialized manufacturing capabilities;

     - those where sourcing the raw material may be difficult;

     - those with complex formulation or development characteristics;

     - those that must overcome unusual regulatory or legal challenges; or

     - those that confront difficult sales and marketing challenges.

     We believe that generic products with some or all of these characteristics may face limited competition and may produce higher profits for a longer period of time than products without these characteristics. A good example of this strategy is our generic oral contraceptive franchise, where revenues have increased from $93 million in fiscal 2002 to $274 million in fiscal 2003.

     Challenging Patents Protecting Certain Brand Pharmaceuticals

     As an adjunct to our selective generic development strategy, we develop generic equivalents of branded pharmaceuticals that are purportedly protected by patents that we believe are invalid, unenforceable or not infringed by our competing generic products. Successful patent challenges can result in gaining 180 days of market exclusivity for our generic product or in settlements that allow us to market the products before the patents expire. A prime example of this strategy was our successful challenge of Eli Lilly's patent on Prozac(R), where the court held that the patent purportedly protecting Prozac was invalid.

     Developing and Marketing Proprietary Pharmaceuticals

     In addition to our generic products, we also develop and market proprietary pharmaceutical products. Although they involve substantially greater research and development activities on our part, proprietary products offer the potential for a longer period of market or product exclusivity and significantly greater returns than generic products. Proprietary pharmaceutical products take longer and are more expensive to develop than generic products, have a greater risk of not gaining regulatory approval and generally require promotion directly to physicians.

     Evaluating Complementary or Strategic Business Opportunities

     Though we make significant investments in internal product development, we continually evaluate acquisition opportunities to strengthen our product portfolio and help grow our business. We recently expanded our activities and resources in this area and regularly evaluate opportunities particularly in the following areas: strategic product acquisitions, new technology arrangements including new technology platforms, and corporate mergers and acquisitions.

GENERIC PHARMACEUTICALS

     Generic pharmaceutical products are the chemical and therapeutic equivalent of branded drug products listed in the FDA publication entitled "Approved Drug Products with Therapeutic Equivalence Evaluations," popularly known in the pharmaceutical industry as the "Orange Book." The Drug Price Competition and Patent Term Restoration Act of 1984, as amended (the "Hatch-Waxman Act") provides that generic drugs may enter the market upon approval of an ANDA. Generic drugs are bioequivalent to their brand-name counterparts, meaning they deliver the same amount of active ingredient at the same rate as the brand-name drug. Accordingly, generic products provide safe, effective and cost-efficient alternatives to branded products, typically at a lower price than the branded equivalent. The recent tremendous growth in the generic pharmaceutical industry has been fueled by the increased acceptance of generic drugs as well as the number of high-profile branded products for which patent terms or other market exclusivity periods have expired.

Generic Products We Currently Market

     We currently market approximately 59 pharmaceutical products representing approximately 100 dosage strengths and product forms of approximately 54 chemical entities. Our products are manufactured in tablet, capsule and powder form. Examples of the generic products we currently market are set forth below:

Barr/Duramed Label                     Brand Equivalent                 Therapeutic Category
------------------                     ----------------                 --------------------
    Apri(R)                            Desogen(R)                        Female Healthcare
                                       Ortho-Cept(R).

    Aviane(TM)                         Alesse(R)                         Female Healthcare

Claravis(TM)                       Accutane(R)                      Dermatology

Danazol                            Danocrine(R)                     Female Healthcare

Dextro Salt Combo                  Adderall(R)                      Psychotherapeutics

Dextroamphetamine Sulfate          Dexedrine(R) Spansule(R)         Psychotherapeutics

Dipyridamole                       Persantine(R)                    Cardiovascular

Kariva(R)                          Mircette(R)                      Female Healthcare

Lessina(TM)                        Levlite(R)                       Female Healthcare

Methotrexate                       Rheumatrex(R)                    Rheumatology

Norethindrone Acetate              Aygestin(R)                      Female Healthcare

Nortrel(R)7/7/7                    Ortho-Novum(R)7/7/7              Female Healthcare

Sprintec(R)                        Ortho-Cyclen(R)                  Female Healthcare

Warfarin Sodium                    Coumadin(R)                      Cardiovascular

     Set forth below are descriptions of certain generic products that contributed significantly to our sales and gross profit in fiscal 2003. Product data is derived from industry sources.

     Oral Contraceptives. We are the third largest manufacturer and marketer of oral contraceptive products in the United States, as measured by industry sources. Oral contraceptives are the most common method of reversible birth control, used by up to 65% of women in the United States at some time during their reproductive years. Oral contraceptives have a very long history with widespread use attributed to many factors including efficacy in preventing pregnancy, safety and simplicity in initiation and discontinuation, medical benefits and relatively low incidence of side effects. We currently manufacture and market thirteen generic oral contraceptive products under the following trademarks: Apri(R) Aviane(TM), Kariva(R), Lessina(R), Nortrel(R)1/35, Nortrel(R)05/35, Portia(R), Cryselle(R), Enpresse(R), Sprintec(R), Camila(R), Nortrel(R) 7/7/7 and Errin(R).

     Warfarin Sodium. Warfarin Sodium is the generic equivalent of Bristol-Myers Squibb Company's Coumadin, an anticoagulant for patients with heart disease and/or high risk of stroke. We launched Warfarin Sodium in July 1997 and are presently one of two generic suppliers of the product. Warfarin Sodium accounted for approximately 12% of product sales during fiscal 2001 and for less than 10% of our product sales in fiscal 2002 and 2003, respectively.

     Dextro Salt Combo (Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, and Amphetamine Sulfate Tablets). This amphetamine product, which we call Dextro Salt Combo, is a generic equivalent of Shire Richwood Inc.'s Adderall(R) tablets. Adderall is indicated as an integral part of a total treatment program that typically includes other remedial measures (psychological, educational and social) for a stabilizing effect in children with behavioral syndrome characterized by the following group of developmentally inappropriate symptoms: moderate to severe distractibility, short attention span, hyperactivity and impulsivity. We launched Dextro Salt Combo in April 2002 and are presently one of three generic companies with FDA approval for the product. In March 2003, we received approval from the FDA for our generic version of Adderall (Dextroamphetamine Saccharate, Amphetamine Aspartate, Dextroamphetamine Sulfate, Amphetamine Sulfate) Tablets, 7.5 mg, 12.5 mg, 15 mg and were granted 180 days of generic exclusivity, commencing at launch, as a result of being the first to file an ANDA containing a certification that the applicable listed patent for Adderall(R) was invalid, unenforceable or not infringed (a so-called "paragraph IV certification"). The patent holder did not file suit against us within the statutory forty-five day period.

Generic Research and Development

     We focus our generic product research and development efforts on products having one or more of the characteristics described earlier in "Business Strategies". Over the past three years, we have expanded our research and development and related activities in this area. We filed 14 generic product applications, or ANDAs, during fiscal 2003. At June 30, 2003, we had over 30 ANDAs pending at the FDA.

Generic Sales and Marketing

     We market our generic products to customers in the United States and Puerto Rico under the "Barr" label, through an integrated sales and marketing team that includes a four-person national accounts sales force. The activities of the sales force are supported by marketing and customer service organizations in our Woodcliff Lake, New Jersey offices.

     The customer base for our generic products includes drug store chains, supermarket chains, mass merchandisers, wholesalers, distributors, managed care organizations, mail order accounts, government/military and repackagers.

     We sell our generic products to approximately 130 customers that purchase directly from us, and indirectly to approximately 85 customers that purchase our products from wholesalers. In fiscal 2003, four customers separately accounted for over 10% of product sales: McKesson Drug Company, Cardinal Health, Amerisource Bergen and Walgreen which accounted for 21%, 17%, 13% and 10% of total product sales, respectively. In 2002, McKesson Drug Company, Cardinal Health and Amerisource Bergen accounted for approximately 18%, 13% and 12% of total product sales, respectively. In 2001, McKesson Drug Company accounted for approximately 14% of total product sales. No other customers accounted for greater than 10% of total product sales in any of the last three fiscal years.

PROPRIETARY PHARMACEUTICALS

     We design our proprietary branded products to meet the medical needs of consumers. They are marketed under brand names and generally are promoted directly to physicians. Proprietary products generally are patent-protected or benefit from other non-patent market exclusivities. These market exclusivities generally provide brand products with the ability to maintain their profitability for longer periods of time than generic products. Brand products often remain profitable following generic competition, due to physician and customer loyalties.

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

     We believe that these types of products will meet the medical needs of consumers and have some period of market exclusivity, should generate higher gross margins and maintain profitability longer than most generic products.

Proprietary Products We Currently Market

We currently market the following three proprietary products:

     Cenestin(R). In 1999, our Duramed subsidiary began to market Cenestin tablets, a plant-derived synthetic conjugated estrogens product with no animal precursors. Cenestin is indicated for the treatment of moderate-to-severe vasomotor symptoms associated with menopause. We currently market the 0.3 mg,
0.625 mg, 0.9 mg and 1.25 mg tablet strengths of the Cenestin product and are developing other related products. The 0.3 mg tablet strength of Cenestin is indicated for the treatment of vulvar and vaginal atrophy.

     We had previously filed a supplement to our New Drug Application ("NDA") for a 0.45 mg tablet strength seeking approval for the treatment of moderate to severe vasomotor symptoms associated with menopause. In June 2003, the FDA issued Barr a Not Approvable Letter for our supplemental NDA for Cenestin tablets 0.45 mg. A Not Approvable Letter is issued when the FDA determines that an NDA contains insufficient information for approval at this time. We are currently discussing the status of our application with the Agency and have recently filed supplemental data to support the approval of this dosage form. A final decision on this application is pending at the FDA.

     Cenestin competes in the $2 billion hormone therapy market with products such as Wyeth's Premarin(R), a conjugated equine estrogens product. Recent developments in the hormone therapy market include the decision by the National Institutes of Health (NIH) in July 2002 to discontinue the combined therapies arm of the Women's Health Initiative Study (WHI) related to the long-term usage of estrogen and progestin on the prevention of heart disease in healthy post-menopausal women. The combination product evaluated in that arm of the WHI study was a combination of conjugated equine estrogens and the progestin medroxyprogesterone acetate. This arm of the study was discontinued early based on health risks that exceeded health benefits over an average follow up of 5.2 years due to evidence of increased risk of cardiovascular disease and over time, the increased risk of invasive breast cancer. The estrogen-only arm of the study is continuing.

     Even though our Cenestin product was not used in the WHI study, the uncertainty regarding the risk/reward benefit of long-term hormone therapy products has reduced the use of hormone therapy products, including Cenestin. However, we believe that a number of women and their physicians will continue using these products, particularly estrogen-only therapies, such as Cenestin, for the short-term treatment of various symptoms associated with menopause.

     Trexall(TM). Trexall is the brand name for our 5 mg, 7.5 mg, 10 mg and 15 mg Methotrexate tablets that received FDA approval in March 2001. Methotrexate is used in the treatment of certain forms of cancer, severe psoriasis and adult rheumatoid arthritis. We designed these new dosage strengths to simplify drug therapy and increase patient convenience and compliance. Prior to Trexall's approval, Methotrexate tablets were available only in a 2.5 mg strength tablet.

     ViaSpan(R). We market ViaSpan under a license granted to us by DuPont Pharmaceuticals. ViaSpan is a solution used for hypothermic flushing and storage of organs, including the kidneys, liver and pancreas at the time of their removal from the donor in preparation for storage, transportation and eventual transplantation into a recipient. We exclusively market the product in both the United States and Canada to approximately 175 customers, primarily organ procurement organizations, transplant centers and hospitals. ViaSpan is patented through March 2006.

     We also sell, but do not actively market, several other proprietary products including, Aygestin(R), Revia(R), Ziac(R), Zebeta(R) and Diamox(R).

Proprietary Products in Development

     We have proprietary products in clinical development in several key therapeutic categories. Examples of these products are discussed in detail below.

     SEASONALE(R) an Extended-Cycle(TM) Oral Contraceptive. SEASONALE is an extended cycle oral contraceptive that we developed under a patent license from the Medical College of Hampton Roads, Eastern Virginia Medical School. The majority of oral contraceptive products currently available in the United States are based on a regimen of 21 treatment days of active ingredient and then a seven-day placebo interval. By contrast, under the proposed SEASONALE extended cycle regimen, women would take the active product for up to 84 consecutive days, and then would have a seven-day placebo interval. The proposed SEASONALE regimen is expected to result in only 4 menstrual cycles per year, or one per "season". Like all oral contraceptives, we will seek SEASONALE approval for the indication of prevention of pregnancy.

     Our Phase III study involved more than 1,400 female patients and was a randomized four-arm, open-label, multi-center study evaluating the use of two dose levels of SEASONALE, in a 91-day cycle administered for approximately 12 months and two dose levels of conventional oral contraceptive therapy administered for approximately 12 months. We completed our Phase III clinical trials in March 2002 and submitted our NDA in August 2002. In May 2003, the FDA extended the original 10-month Prescription Drug User Fee Act deadline to September 5, 2003 for the completion of its review of our application for SEASONALE. We are awaiting notification from the FDA and, if our application gains FDA approval in September 2003, anticipate launching SEASONALE in the fall of 2003. The patent on SEASONALE expires in 2017.

     A lower strength of SEASONALE was also studied in the clinical trials discussed above. We plan to seek FDA approval to market this lower strength of SEASONALE by submitting to the FDA data from the clinical trials discussed above.

     Cenestin(R) Line Extensions. We are committed to expanding the Cenestin portfolio through a program that includes development of an estrogen-only vaginal cream product, consideration of a combination estrogen and progestin product using a different progestin than the one used in the WHI study and evaluation of the development of a vaginal ring product utilizing Cenestin. We have also filed additional analyses with the FDA to support the approval of our Cenestin 0.45 mg tablet application that received a Not Approvable Letter in June 2003. We will also continue to evaluate the development of additional products based on medical developments in the hormone therapy area.

     Adenovirus Vaccines. In September 2001, we were awarded a $35.4 million, six-year contract by the United States Department of Defense to develop Adenovirus Vaccines Type 4 and 7. The Adenovirus Vaccines are expected to be dispensed to armed forces recruits to prevent epidemics of an acute respiratory disease that has been a leading cause of hospitalizations of military trainees. In July 2003, we completed construction of our Adenovirus Vaccine Virus Types 4 and 7 manufacturing and packaging facility, a 20,000 square foot building designed specifically to produce vaccines for recruits in the U.S. Armed Forces, that is located on our Virginia campus. Following completion of clinical studies and the approval of biological license applications, we expect to manufacture the vaccines for the Department of Defense.

     CyPat(TM). Cyproterone Acetate, which we intend to market in the United States under the name CyPat, is a steroid that blocks the action of testosterone. Cyproterone Acetate is not currently approved for marketing in the United States. Internationally, Cyproterone Acetate is mainly used in the management of prostate cancer, both as a single agent and in combination with other products. In addition, it is used as a component of oral contraceptives and in the treatment of acne, seborrhea, hirsutism in women, precocious puberty in children, and hypersexuality/deviant behavior in men. Currently, Cyproterone Acetate is approved for use in over 80 countries throughout Europe, Asia, South America, Australia and North America.

     We are currently in the process of closing out the Phase III, randomized, multicenter, placebo-controlled, double blind clinical trial to study the efficacy and safety of CyPat for the treatment of hot flashes following surgical or chemical castration in prostate cancer patients. As of March 2003, the clinical studies have enrolled approximately 736 patients at approximately 60 sites across the country. We are currently reviewing the development status of CyPat with the FDA.

     Vaginal Ring Products. We intend to use the proprietary, novel, vaginal ring drug delivery system acquired from Enhance Pharmaceuticals to develop products that address a variety of female health issues and unmet medical needs. We currently have several products that use this technology in various stages of development, including a urinary incontinence product being developed under a development and licensing agreement with Schering AG. Under this agreement, we have licensed the worldwide marketing rights for the urinary incontinence product to Schering AG in exchange for research and development funding, milestone payments upon the achievement of specified objectives and an ongoing royalty based on worldwide sales.

     DP3. DP3 is also an extended cycle oral contraceptive product. We have initiated enrollment in two large full-scale Phase III clinical trials involving 12 months of treatment and including approximately 2,600 patients at 35 investigational sites, evaluating DP3 in a 91-day cycle that includes 84 active tablets of levonorgestrel/0.03 mg of ethinyl estradiol, followed by seven days of either 0.03 mg or 0.01 mg ethinyl estradiol. We anticipate filing an application with the FDA in fiscal 2005.

Proprietary Sales And Marketing

Female Healthcare Product Sales Force

     We contract our female healthcare sales force from Cardinal Market Force. In January 2003, we contracted with Cardinal Market Force to expand that sales force by 104 sales representatives, 11 district sales managers and 3 area business directors, which brought our total female healthcare sales force to nearly 250 people. The contract allows us to convert the Cardinal sales force into our employees upon expiration or to extend it further. Our sales force expansion was undertaken in anticipation of the launch of SEASONALE(R), an extended cycle oral contraceptive currently awaiting FDA approval. In addition to the promotion of SEASONALE upon its anticipated launch, the sales force will continue to promote our Cenestin products along with additional female healthcare products we may develop or acquire.

Rheumatology/Dermatology Product Sales Force

     We contract with Innovex, LP, an affiliate of Quintiles Transnational Corp. for a 22-person contract sales force that promotes our Trexall product directly to rheumatologists and dermatologists. These representatives also promote Claravis(TM), our generic version of Roche's Accutane(R), to dermatologists. Our contract with Quintiles expires in December 2003, but we are currently considering extending the contract through fiscal 2004. We expect to use our rheumatology/dermatology sales force to promote additional rheumatology and dermatology products as we develop or acquire them.

Transplant Product Sales Force

     We employ a National Account Manager to promote our transplant preservation agent ViaSpan to approximately 175 customers, in both the United States and Canada. These customers are primarily organ procurement organizations, transplant centers and hospitals. We expect to use our transplant sales force to promote additional transplant products as we develop or acquire additional products.

PATENT CHALLENGES

Background

     We actively challenge patents on branded pharmaceutical products where we believe such patents are invalid, unenforceable or not infringed by our competing generic products. Our development activities in this area, including sourcing raw materials and developing equivalent products, are designed to obtain FDA approval for our product. Our legal activities in this area, performed by outside counsel, are designed to eliminate the barrier to market entry created by the patents. Under the Hatch-Waxman Act, the first generic ANDA applicant whose filing includes a certification that a listed patent on the brand name drug is invalid, unenforceable or not infringed (a so-called "paragraph IV certification"), may be eligible to receive a 180-day period of generic market exclusivity. This period of market exclusivity may provide the patent challenger with the opportunity to earn a significant return on the risks taken and its legal and development costs. Patent challenge product candidates typically must have several years of remaining patent protection to ensure that the legal process can be completed prior to patent expiry. Because of the potential value of being the only generic in the market for the 180-day generic exclusivity period, we typically seek to be the first company to file an ANDA containing a paragraph IV certification for a targeted product.

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

     Patent challenges are complex, costly and can take three to six years to complete. As a result, we have in the past and may elect in the future to have partners on selected patent challenges. These arrangements typically provide for a sharing of the costs and risks, and generally provide for a sharing of the benefits of a successful outcome. In addition, our patent challenges may result in settlements that we believe are reasonable, lawful and in our shareholders' best interests.

                            PATENT CHALLENGE HISTORY

                                     RESOLVED CASES
------------------------------------------------------------------------------------------------
    PRODUCT (BRAND NAME)                OUTCOME                          STATUS
-----------------------------           -------                          ------
Tamoxifen (Nolvadex(R))                - Settled          - See Tamoxifen below

Ciprofloxacin (Cipro(R))               - Settled          - Tentatively approved ANDA
                                                          - Contingent non-exclusive supply
                                                            agreement until December 2003
                                                          - Began shipping under our label June
                                                            2003, six months prior to the
                                                            products' patent expiry in December
                                                            2003

Nortrel(R)                             - Settled          - Approved ANDA
7/7/7 (Ortho-Novum(R)                                     - Launched generic under patent
7/7/7)                                                      license in January 2003

Norgestimate/Ethinyl                   - Settled          - Tentatively approved ANDA
Estradiol

(Ortho Tri-Cyclen(R))                                     - Obtained license to launch generic
                                                            no later than December 2003

Fluoxetine (Prozac(R))           - Patent Invalidated     - Launched product Aug. 2001

Flecainide Acetate               - Determination of       - Launched product Nov. 2002
(Tambocor(R))                      non-infringement

Trazodone (Desyrel(R))           - Unsuccessful           - Launched product in 2001 following
                                                            patent expiry

Zidovudine (Retrovir(R))         - Unsuccessful           - Tentatively approved ANDA
                                                          - Anticipated launch upon patent
                                                            expiry in 2005

                                  PENDING CASES
--------------------------------------------------------------------------------------------
    PRODUCT (BRAND NAME)                                                 STATUS
    --------------------                                                 ------
Desmopressin (DDAVP(R))                                     - See Item 3 - Legal Proceedings

Desogestrel Ethinyl                                         - Product launched in April 2002
Estradiol (Mircette(R))
                                                            - See Item 3 - Legal Proceedings

Modafinil (Provigil(R))                                     - See Item 3 - Legal Proceedings

Niacin(TM) (Niaspan(R))                                     - See Item 3 - Legal Proceedings

Alendronate Sodium (Fosamax(R))                             - See Item 3 - Legal Proceedings

Mirtazapine Orally                                          - See Item 3 - Legal Proceedings
Disintegrating (Remeron(R)
Soltabs(TM))

Fexofenadine Hydrochloride                                  - See Item 3 - Legal Proceedings
Capsules (Allegra(R))

Fexofenadine Hydrochloride                                  - See Item 3 - Legal Proceedings
Tablets (Allegra(R))

Fexofenadine Hydrochloride /                                - See Item 3 - Legal Proceedings
Pseudoephedrine
Hydrochloride Tablets
(Allegra(R)-D)

Norethindrone Acetate /                                     - See Item 3 - Legal Proceedings
Ethinyl
estradiol (Estrostep(R))

Norethindrone Acetate/                                      - See Item 3 - Legal Proceedings
Ethinyl
Estradiol (Estrostep FE(R))

Norethindrone                                               - See Item 3 - Legal Proceedings
Acetate/Estradiol (Fem HRT(R))

Raloxifene Hydrochloride                                    - See Item 3 - Legal Proceedings
(Evista(R))

Selected Patent Case Settlements

     Tamoxifen. Tamoxifen Citrate is the generic name for AstraZeneca's Nolvadex(R), which is used to treat advanced breast cancer, impede the recurrence of tumors following surgery, and reduce the incidence of breast cancer in women at high risk for developing the disease. Statistics indicate that one in eight women will get breast cancer during her lifetime, and each year, more than 180,000 new cases of breast cancer are diagnosed. In 1993, as a result of a settlement of a patent challenge against AstraZeneca, we entered into a non-exclusive supply and distribution agreement. As discussed previously, under the terms of the Tamoxifen agreement, we distributed a Tamoxifen product that we purchased directly from AstraZeneca. The Tamoxifen agreement expired in August 2002.

     Ciprofloxacin. Ciprofloxacin, the generic name for Bayer's Cipro(R), is an antibiotic used to treat various types of infections, including urinary tract infections, and had annual sales of approximately $1.1 billion for the twelve months ended March 2003. In 1997, we entered into an agreement with Bayer to settle our patent challenge litigation regarding its Ciprofloxacin antibiotic. Until June 9, 2003, Bayer had the option to either supply us with Ciprofloxacin at a predetermined discount for resale or make quarterly cash payments to us. Bayer elected to make payments rather than supply us with Ciprofloxacin (see Proceeds from Patent Challenge Settlement). On June 9, 2003, we began distributing Ciprofloxacin, pursuant to the terms of the settlement and recorded sales of approximately $111 million for fiscal 2003. We share one-half of our profits on these sales with Aventis, the contractual successor to our joint venture partner in the Cipro patent challenge case.

     Bayer has successfully defended its Cipro patent against third parties in two subsequent cases and we do not believe there will be a successful challenge. We believe that Bayer intends to seek pediatric exclusivity for Cipro, which if granted, could delay the introduction of generic versions for six months beyond the expiration of the patent. We are currently negotiating with Bayer to continue distributing Ciprofloxacin products during and after Bayer's anticipated pediatric exclusivity period for Cipro.

     Ortho-Novum(R) 7/7/7. Ortho-Novum 7/7/7 is a regimen of oral contraceptives that includes three different tablet combinations of norethindrone and ethinyl estradiol. In October 2001 we reached a settlement of pending litigation regarding Ortho-McNeil Pharmaceutical, Inc.'s patents protecting Ortho-Novum 7/7/7. Under the terms of the settlement, Ortho-McNeil granted us a non-exclusive license to market our generic product effective January 1, 2003, nine months prior to patent expiry in September 2003. We launched our generic version of Ortho Novum 7/7/7 in January 2003 under the tradename Nortrel(R) 7/7/7. As part of the settlement we acknowledged our infringement of, and the validity and enforceability of, the patent claims at issue in the case.

     Ortho Tri-Cyclen(R). Ortho Tri-Cyclen is a regimen of oral contraceptives that includes three different tablet combinations of norgestimate and ethinyl estradiol. In August 2003 we reached a settlement of pending litigation regarding Ortho-McNeil Pharmaceutical, Inc.'s patents protecting Ortho Tri-Cyclen. Under the terms of the settlement, we are permitted to introduce a generic product no later than December 29, 2003. We will launch our generic version of Ortho Tri-Cyclen earlier than December 29, 2003, if Ortho-McNeil fails to file with the FDA for pediatric exclusivity prior to patent expiry on September 26, 2003 or files and the FDA denies its request. As part of the settlement, we acknowledged our product's infringement of, and the validity and enforceability of, the patent claims at issue in the case. We anticipate that concurrently with our launch of generic Ortho Tri-Cyclen, Watson Pharmaceuticals will also launch its generic version of the product pursuant to an agreement it has entered into with Ortho-McNeil.

Patent Challenge Process

     The Hatch-Waxman Act provides incentives for generic pharmaceutical companies to challenge suspect patents on branded pharmaceutical products. The legislation recognizes that there is a potential for non-infringement of an existing patent or the improper issuance of patents by the United States Patent and Trademark Office, or PTO, resulting from a variety of technical, legal or scientific factors. The Hatch-Waxman legislation places significant burdens on the challenger to ensure that such suits are not frivolous, but also offers the opportunity for significant financial reward if successful.

     All of the steps involved in the filing of an ANDA with the FDA, including research and development, are identical with those taken in development of any generic drug. At the time an ANDA is filed with the FDA, the generic company that wishes to challenge the patent files a paragraph IV certification. After receiving notice from the FDA that its application is accepted for filing, the generic company sends the patent holder and NDA owner a notice explaining why it believes that the patents in question are invalid, unenforceable or not infringed. Upon receipt of the notice from the generic company, the patent holder and NDA owner have 45 days in which to bring suit in federal district court against the generic company to establish the validity, enforceability and/or infringement of the challenged patent. The discovery, trial and appeals process can take several years.

     The Hatch-Waxman Act provides for an automatic stay of the FDA's authority to grant the approval that would otherwise give the patent challenger the right to market its generic product. This stay is set at 30 months, or such shorter or longer period as may be ordered by the court. The 30 months may or may not and often does not coincide with the timing of a trial or the expiration of a patent.

     Under the Hatch-Waxman Act, the developer of a generic drug which is the first to have its ANDA accepted for filing by the FDA, and whose filing includes a paragraph IV certification, may be eligible to receive a 180-day period of generic market exclusivity. This period of market exclusivity may provide the patent challenger with the opportunity to earn a return on the risks taken and its legal and development costs.

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

     These successful court challenges required the FDA to ignore portions of its regulations in implementing the statute. In August 1999, the FDA proposed a new regulatory scheme for implementing the 180-day market exclusivity provision of the Hatch-Waxman Act. These proposed regulations were withdrawn in November 2002. The FDA currently applies the 180-day exclusivity period through an issue-by-issue interpretation of the statute and applicable regulations.

     In June 2003, the FDA approved new regulations, effective in August 2003, that are intended to prevent branded pharmaceutical companies from obtaining more than one 30-month stay of approval of ANDAs by listing additional patents in the Orange Book. Then, in July 2003, the FDA issued a guidance document indicating that, when more than one ANDA is filed on the first day on which any ANDA containing a paragraph IV patent challenge is filed, all ANDA applicants filing on that day will share the 180-day exclusivity period.

     In 1997, Congress enacted a new provision designed to reward branded pharmaceutical companies for conducting research in the pediatric population. Under certain circumstances, a branded company can obtain an additional six months of market exclusivity, known as "pediatric exclusivity" by performing pediatric research. Thus, where pediatric exclusivity is requested by a brand company and granted by FDA, the commencement of generic competition can be delayed by six months. The facts and circumstances of each patent challenge differ significantly. It is therefore difficult to provide generalized guidance as to how generic exclusivity and pediatric exclusivity will be applied to our individual cases.

EVALUATING COMPLEMENTARY OR STRATEGIC BUSINESS OPPORTUNITIES

     We continually evaluate acquisition opportunities to strengthen our product portfolio and help grow our business. We recently expanded our activities and resources in this area and regularly evaluate opportunities particularly in the following areas: strategic product acquisitions, new technology arrangements including new technology platforms, and corporate mergers and acquisitions.

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

     From time to time, we may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. Litigation concerning patents, trademarks, copyrights and proprietary technologies can often be protracted and expensive and, as with litigation generally, the outcome is often uncertain.

GOVERNMENT REGULATION

     We are subject to extensive regulation by the federal government, principally by the FDA, and, to a lesser extent, by the Drug Enforcement Agency or ("DEA") and state governments. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act, the Prescription Drug Marketing Act and other federal statutes and regulations govern or influence the testing, manufacturing, safety, labeling, storage, record keeping, approval, marketing, advertising and promotion of our products. Non-compliance with applicable requirements can result in fines, recalls and seizure of products.

Abbreviated New Drug Application Process

     FDA approval is required before a generic equivalent can be marketed. We seek approval for such products by submitting an ANDA to the FDA. When processing an ANDA, the FDA waives the requirement of conducting complete clinical studies, although it normally requires bioavailability and/or bioequivalence studies. "Bioavailability" indicates the rate and extent of absorption and levels of concentration of a drug product in the blood stream needed to produce a therapeutic effect. "Bioequivalence" compares the bioavailability of one drug product with another, and when established, indicates that the rate of absorption and levels of concentration of the active drug substance in the body are the equivalent for the generic drug and the previously approved drug. An ANDA may be submitted for a drug on the basis that it is the equivalent of a previously approved drug or, in the case of a new dosage form, is suitable for use for the indications specified.

     Before approving a product, the FDA also requires that our procedures and operations conform to Current Good Manufacturing Practice ("cGMP") regulations, relating to good manufacturing practices as defined in the U.S. Code of Federal Regulations. We must follow the cGMP regulations at all times during the manufacture of our products. We continue to spend significant time, money and effort in the areas of production and quality testing to help ensure full compliance with cGMP regulations.

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

     We believe we are currently in compliance with cGMP regulations.

     The timing of final FDA approval of an ANDA depends on a variety of factors, including whether the applicant challenges any listed patents for the drug and whether the brand-name manufacturer is entitled to one or more statutory exclusivity periods, during which the FDA may be prohibited from accepting applications for, or approving, generic products. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block ANDAs from being approved on the patent expiration date. For example, in certain circumstances the FDA may now extend the exclusivity of a product by six months past the date of patent expiry if the manufacturer undertakes studies on the effect of their product in children, a so-called pediatric extension.

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

New Drug Application Process

     FDA approval is required before any new drug can be marketed. An NDA is a filing submitted to the FDA to obtain approval of a new drug and must contain complete pre-clinical and clinical safety and efficacy data or a right of reference to such data. Before dosing a new drug in healthy human subjects or patients may begin, stringent government requirements for preclinical data must be satisfied. The pre-clinical data, typically obtained from studies in animal species as well as from laboratory studies, are submitted in an Investigational New Drug, or IND, application, or its equivalent in countries outside the United States where clinical trials are to be conducted. The preclinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.

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

     Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. In some cases, the FDA allows a company to rely on data developed in foreign countries, or previously published data, which eliminates the need to independently repeat some or all of the studies.

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

Drug Enforcement Agency

     Because we sell and develop products containing controlled substances, we must meet the requirements and regulations of the Controlled Substances Act, which are administered by the DEA. These regulations include stringent requirements for manufacturing controls and security to prevent diversion of or unauthorized access to the drugs in each stage of the production and distribution process. The DEA regulates allocation to us of raw materials used in the production of controlled substances based on historical sales data. We believe we are currently in compliance with all applicable DEA requirements.

Medicaid/Medicare

     In November 1990, a law regarding reimbursement for prescribed Medicaid drugs was passed as part of the Congressional Omnibus Budget Reconciliation Act of 1990. The law requires drug manufacturers to enter into a rebate contract with the Federal Government. All generic pharmaceutical manufacturers, whose products are covered by the Medicaid program, are required to rebate to each state a percentage of their average net sales price for the products in question. These percentages are currently 11% in the case of products sold by us which are covered by an ANDA and 15% of products sold by us which are covered by an NDA. We accrue for these future estimated rebates in our consolidated financial statements.

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

     We believe that federal and/or state governments may continue to enact measures in the future aimed at reducing the cost of providing prescription drug benefits to the public, particularly senior citizens. We cannot predict the nature of such measures or their impact on our profitability.

EMPLOYEES

     Our success depends on our ability to hire and retain highly qualified scientific and management personnel. We face competition for personnel from other companies, academic institutions, government entities and other organizations. As of June 30, 2003, we had approximately 1,234 full-time employees, including 205 in research and development and 799 in production and quality assurance/control. Approximately 78 of our employees are represented by Local 2-149 of the Paper, Allied, Chemical and Energy (PACE) Union International under a collective bargaining agreement that expires on April 1, 2005. We believe that our relations with our employees are good and we have no history of work stoppages.

PRODUCT DEVELOPMENT

     For the fiscal years ended June 30, 2003, 2002 and 2001, total research and development expenditures were approximately $91, $76 and $58 million, respectively. The increase in research and development spending during the past two fiscal years has been led primarily by higher spending on proprietary product development activities. Research and development expenditures for generic development activities include personnel costs, costs paid to third party contract research organizations for conducting bioequivalence studies and costs for raw materials used in developing the products. Proprietary development costs also include personnel costs, clinical study costs and funds paid to third party clinical research organizations that are responsible for conducting the clinical trials required to support a product application with FDA. We anticipate that total research and development expenditures will increase during fiscal 2004 as we increase our investment in proprietary products and invest in products using the proprietary vaginal ring delivery platform acquired from Enhance Pharmaceuticals in June 2002.

COMPETITION

     The generic pharmaceutical business is subject to intense competition. As patents and other bases for market exclusivity expire, generic competitors, such as we, enter the marketplace. Normally, there is a unit price decline as the number of generic competitors increases. The timing of these price decreases is unpredictable and can result in a significantly curtailed period of profitability for a generic product. In addition, brand-name manufacturers frequently take actions to prevent or discourage the use of generic equivalents. These actions may include:

     - filing new patents on drugs whose original patent protection is about to expire;

     - developing patented controlled-release products or other product improvements;

     -  increasing marketing initiatives; and

     -  commencing litigation.

     Generic pharmaceuticals market conditions, particularly in the U.S., have been affected by industry consolidation and a fundamental shift in industry distribution, purchasing and stocking patterns resulting from the increased importance of sales to major chain drug stores and major wholesalers and a concurrent reduction in sales to private label generic distributors. Large chain drug stores and large wholesalers expect lower prices on products sold and maintain lower levels of inventory at their facilities.

     We also face competition for our proprietary products from proprietary and generic products and from promotional activities by other competing pharmaceutical companies. This competition affects our ability to market our proprietary products effectively and customer acceptance of our products. We currently market three proprietary products that compete against other branded products. Our Cenestin synthetic conjugated estrogens product competes in the hormone therapy market with products such as Premarin while ViaSpan competes with several other products in the organ transplant preservation market. Pending a final approval by FDA, our SEASONALE, an extended cycle oral contraceptive product, will compete with other oral contraceptive products.

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

- large independent generic manufacturers/distributors that provide a broad line of products, including Mylan Laboratories and Teva Pharmaceuticals; and

- generic manufacturers that target categories in our product lines, such as Watson Pharmaceuticals, Andrx Corporation and Eon Labs.

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

RAW MATERIALS & MANUFACTURING SUPPLIERS

     We purchase the bulk pharmaceutical chemicals and raw materials that are essential to our business, from numerous suppliers who are located both inside and outside the U.S. We also purchase certain finished dosage form products, such as Ciprofloxacin, from third-party suppliers. As we previously described, our generic product development strategy includes identifying products where there are a limited number of raw material suppliers. As a consequence, certain products that account for a significant portion of our revenues and profits are currently available only from sole or limited suppliers including Ciprofloxacin, warfarin sodium and dextro salt combo and several of our oral contraceptives. Arrangements with foreign suppliers are subject to certain additional risks, including obtaining governmental clearances, export duties, political instability, currency fluctuations and restrictions on the transfer of funds. Any inability to obtain raw materials or finished products on a timely basis, or any significant price increases that cannot be passed on to customers, could have a material adverse effect on us. Because prior FDA approval of raw material suppliers or product manufacturers is required, if raw materials or finished products from an approved supplier or manufacturer were to become unavailable, the required FDA approval of a new supplier could cause a significant delay in the manufacture or supply of the affected drug product.

PRODUCT LIABILITY INSURANCE

     Product liability litigation represents a continuing risk to firms in the pharmaceutical industry. We strive to minimize such risks by adherence to strict quality control procedures. We also maintain various types of insurance to protect against and manage these risks. On September 30, 2002, we entered into a finite risk insurance arrangement (the "Arrangement") with a third party insurer, due to the significant increase in the cost of traditional product liability insurance. We believe that the Arrangement is an effective way to insure against a portion of potential product liability claims. In exchange for $15 million in product liability coverage over a five-year term, the Arrangement provides for us to pay approximately $14.25 million in four equal annual installments. Included in the initial payment is an insurer's margin of approximately $1 million. At any six-month interval, we may, at our option, cancel the Arrangement. In addition, at the earlier of termination or expiry, we are eligible for a return of all amounts paid to the insurer, less the insurer's margin and amounts for any incurred claims.

     We continue to be self-insured for potential product liability claims between $15 million and $25 million. We have purchased additional coverage from an insurance carrier that will offer coverage for claims between $25 million and $50 million, subject to a $10 million limitation on some of our products and an exclusion on others.

     Simultaneously with entering into our finite policy, we exercised the extended reporting period under our previous insurance policy that provides $10 million of product liability coverage for an unlimited duration for product liability claims on products sold from September 10, 1987 to September 30, 2002. Additionally, in connection with our merger with Duramed, we purchased a supplemental extended reporting policy under Duramed's prior insurance policy that provides $10 million of product liability coverage for an unlimited duration for product liability claims on products sold by Duramed between October 1, 1985 and October 24, 2001.

     We record a self-insurance reserve for each reported claim on a case-by-case basis, plus an allowance for the estimated future cost of incurred but not reported ("IBNR") claims. In assessing the amounts to record for each reported claim, with the assistance of our counsel and insurance consultants, we consider the nature and amount of the claim, our prior experience with similar claims, and whether the amount expected to be paid on a claim is both probable and reasonably estimable. In determining the allowance for the estimated future cost of both reported and IBNR claims as of June 30, 2003, we utilized projections of our outstanding estimated losses as determined by an independent actuary. As of June 30, 2003, we had recorded self-insurance reserves and related expenses of $1.3 million in accrued liabilities and selling, general and administrative expenses. The costs of the ultimate disposition of both existing and IBNR claims may differ from this reserve amount.

     We have never been held liable for, or agreed to pay, a significant product liability claim. However, we are from time to time a defendant in several product liability actions. If we were to incur defense costs and liabilities in excess of our self-insurance reserve that are not otherwise covered by insurance, it could have a material adverse effect on the results of our operations or financial condition (see "Legal Proceedings" for a description of significant product liability litigation).

INDEMNITY PROVISIONS

     From time to time, in the normal course of business, we agree to indemnify our suppliers and customers concerning product liability and other matters.

ENVIRONMENT

     We believe that our operations comply in all material respects with applicable laws and regulations concerning the environment. While it is impossible to predict accurately the future costs associated with environmental compliance and potential remediation activities, we do not expect compliance with environmental laws to require significant capital expenditures nor do we expect such compliance to have a material adverse effect on our earnings or competitive position.

GOVERNMENT RELATIONS ACTIVITIES

     With a large number of branded pharmaceutical products scheduled to lose their patent protection over the next several years, the branded pharmaceutical industry has increased its efforts to utilize state and federal legislative and regulatory arenas to delay generic competition, or otherwise limit the severe market erosion they can experience once monopoly protection is lost for the branded product. Efforts to achieve these goals include, but are not limited to, filing additional patents for inclusion in the FDA's Orange Book in an attempt to increase the period of patent protection for products, directly petitioning the FDA to request amendments to FDA standards through the Citizen Petition process and seeking changes in United States Pharmacopeia standards.

     The U.S. Congress is currently debating several legislative initiatives that address various brand and generic pharmaceutical issues, including consideration of adding a prescription drug benefit to Medicare. It is unclear what effect such legislation, if passed, will have on the generic industry.

     Because a balanced and fair legislative and regulatory arena is critical to the generic pharmaceutical industry, we have and will continue to put a major emphasis in terms of management time and financial resources on government affairs activities. We currently maintain an office and staff a full-time government affairs department in Washington, D.C., which has responsibility for coordinating state and federal legislative activities and coordinating with the generic industry trade association.

ITEM 2. PROPERTIES

We have facilities and operations in New York, New Jersey, Ohio, Pennsylvania, Virginia and Washington, D.C. The following table presents the facilities owned or leased by us as of June 30, 2003 and indicates the location and principal use of each of these facilities:

                                 SQUARE
         LOCATION                FOOTAGE      STATUS               DESCRIPTION
         --------                -------      ------               -----------
NEW JERSEY

Woodcliff Lake...............    90,000       Leased     Administrative Offices
Northvale....................    27,500       Owned      Manufacturing
Plainsboro...................    27,000       Leased     R&D, Administration

NEW YORK

Pomona 1.....................    41,000       Owned      R&D, Laboratories, Manufacturing
Pomona 2.....................   133,000       Owned      Laboratories, Administrative Offices,
                                                         Manufacturing,
                                                         Warehouse

OHIO

Cincinnati...................   227,000       Owned      Manufacturing, Laboratories, Packaging
Mason........................    65,000       Leased     Warehouse

PENNSYLVANIA

Bala Cynwyd .................    12,000       Leased     Proprietary Research, Administrative
                                                         Offices

VIRGINIA

Forest.......................   355,000       Owned      Administrative Offices, Manufacturing,
                                                         Warehouse,
                                                         Packaging, Distribution, Laboratories,
                                                         Adenovirus Manufacturing Facility

WASHINGTON D.C...............     1,800       Leased     Administration Offices

     Over the past three fiscal years, we have spent approximately $147 million in capital expenditures primarily to increase our production, laboratory, warehouse and distribution capacity. We believe that our current facilities are in good condition, are being used productively and are adequate for us to meet the expected demand of our pipeline products and to handle increases in current product sales.

ITEM 3. LEGAL PROCEEDINGS

PATENT CHALLENGE LITIGATION

Alendronate Sodium (Fosamax(R))

     In June 2001, we filed an ANDA seeking approval from the FDA to market alendronate sodium 70 mg tablets, the generic equivalent of Merck's Fosamax 70 mg tablets. We notified Merck pursuant to the provisions of the Hatch-Waxman Act and, in August 2001, Merck filed the identical patent infringement actions in the United States District Courts for the District of Delaware and the Southern District of New York, seeking to prevent us from marketing alendronate sodium 70 mg tablets until 2018 when the last of certain U.S. patents is alleged to expire. In January 2002, the Delaware action was dismissed based on a lack of personal jurisdiction over us. We answered the New York action.

     In August 2001, we filed an ANDA seeking approval from the FDA to market alendronate sodium 35 mg tablets, the generic equivalent of Merck's Fosamax 35 mg tablets. We notified Merck pursuant to the provisions of the Hatch-Waxman Act and, in December 2001, Merck filed a patent infringement action in the United States District Court for the District of Delaware, seeking to prevent us from marketing alendronate sodium 35 mg tablets until 2018 when the last of certain U.S. patents is alleged to expire. In December 2001, Merck filed the identical patent infringement actions in the United States District Courts for the Southern District of New York and the District of Delaware. On January 29, 2002, Merck voluntarily dismissed the Delaware action. We answered the New York action.

     In January 2002, the Court in New York consolidated the cases involving the 70 mg and 35 mg alendronate sodium products for all purposes. In November
2002, the United States District Court for the District of Delaware issued a decision in an action brought by Merck against Teva Pharmaceuticals arising out of the filing of an ANDA by Teva for alendronate sodium 5 mg, 10 mg and 40 mg daily tablets. The District Court ruled that U.S. patent 4,621,077 was not invalid, was infringed by Teva's ANDA filing, and was properly extended. Teva has appealed that decision to the Federal Circuit and the appeal has been fully briefed, but an argument date has not been set.

     In December 2003, Merck and Teva tried another case in the United States District Court for the District of Delaware arising from the filing of Teva's ANDA for Alendronate Sodium 35 mg and 70 mg weekly tablets, involving U.S. patent 5,994,329. No decision has been entered in the case.

     In March 2003, we entered into an agreement with Merck to: (1) stay further proceedings in the case involving our challenge to Merck's Fosomax patents, subject to certain conditions, pending the entry of final judgments in the litigation between Merck and Teva; and (2) each be bound, with certain limited exceptions, by such judgments. That agreement was entered as an order of the Court in March 2003.

     We believe we were the first applicant to file an ANDA containing a paragraph IV patent challenge to the alendronate sodium 35 mg product. If so, we may be eligible for 180 days of generic exclusivity with respect to that product, depending on a variety of factors.

Desmopressin Acetate (DDAVP(R))

     In July 2002, we filed an ANDA seeking approval from the FDA to market desmopressin acetate tablets, the generic equivalent of Aventis' DDAVP product. We notified Ferring AB, the patent holder, and Aventis pursuant to the provisions of the Hatch-Waxman Act in October 2002. Ferring and Aventis filed a suit in the United States District Court for the Southern District of New York in December 2002 for infringement of one of the four patents listed in the Orange Book for desmopressin acetate tablets, seeking to prevent us from marketing desmopressin acetate tablets until the patent expires in 2008. In January 2003, we filed an answer and counterclaim asserting non-infringement and invalidity of all four listed patents.

     We believe that we were the first applicant to file an ANDA containing a paragraph IV patent challenge to this product. If so, we may be eligible for 180 days of generic exclusivity, depending on a variety of factors.

Desogestrel Ethinyl Estradiol (Mircette(R))

     In May 2000, Duramed, which is now our wholly owned subsidiary, filed an ANDA seeking approval from the FDA to market the tablet combination of desogestrel/ethinyl estradiol tablets and ethinyl estradiol tablets, the generic equivalent of Organon, Inc.'s Mircette oral contraceptive regimen. Duramed notified the patent holder, Biotechnology General Corp. ("BTG") pursuant to the provisions of the Hatch-Waxman Act and BTG filed a patent infringement case in the United States District Court for the District of New Jersey seeking to prevent Duramed from marketing the tablet combination. In December 2001, the District Court granted summary judgment, finding that Duramed's product did not infringe the patent. BTG filed an appeal of the District Court's decision. In April 2002, we launched Kariva(R), the generic version of Mircette. In April 2003, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's decision granting summary judgment in Duramed's favor and remanded the case to the District Court for further proceedings. In July 2003, BTG (now Savient) file an amended complaint adding Organon (Ireland) Ltd. and Organon USA as plaintiffs and adding us as a defendant. The amended complaint seeks damages and enhanced damages based upon willful infringement. We believe that we have not infringed BTG's patent and continue to manufacture and market Kariva. If BTG or Organon is successful, we could be liable for damages for patent infringement, which could have a material adverse effect upon our consolidated financial statements.

Dextroamphetamine combination extended release (Adderall XR(TM))

     In November 2002, we filed an ANDA seeking approval to manufacture and sell a generic version of Shire's Adderall XR products. In January 2003, we notified Shire pursuant to the provisions of the Hatch-Waxman Act. In February 2003, Shire filed a patent infringement suit against us in the U.S. District Court for the Southern District of New York, alleging that our product infringes U.S. Patent No. 6,322,819. We filed an answer to Shire's complaint in March 2003, and, in April 2003, filed an amended answer to Shire's April 2003 amended complaint. The case is currently scheduled to be ready for trial in July 2005. On August 12, 2003 Shire obtained an additional patent from the U.S. Patent and Trademark Office. We have submitted an amendment to our ANDA certifying our belief that this patent is invalid, unenforceable or will not be infringed by our product.

     We believe we were the first applicant to file an ANDA containing a paragraph IV patent certification to this product. If so, we may be eligible for 180 days of generic exclusivity, depending on a variety of factors.

Fexofenadine Hydrochloride Capsules (Allegra(R)) / Fexofenadine Hydrochloride Tablets (Allegra(R)) / Fexofenadine Hydrochloride and Psudoephedrine Hydrochloride (Allegra-D(R))

     In May 2001, we filed an ANDA seeking approval from the FDA to market fexofenadine hydrochloride capsules, the generic equivalent of Aventis Pharmaceuticals, Inc.'s ("Aventis") Allegra capsule products. We notified Aventis pursuant to the provisions of the Hatch-Waxman Act and, in August 2001, Aventis filed a patent infringement action in the United States District Court for the District of New Jersey-Newark Division, seeking to prevent us from marketing this product until after the expiration of various U.S. patents, the last of which is alleged to expire in 2017.

     In June 2001, we filed an ANDA seeking approval from the FDA to market fexofenadine hydrochloride tablets in 30 mg, 60 mg and 180 mg strengths, the generic equivalent of Aventis Pharmaceutical, Inc.'s Allegra tablet products. We notified Aventis pursuant to the provisions of the Hatch-Waxman Act and, in September 2001, Aventis filed a patent infringement action in the United
States District Court for the District of New Jersey - Newark Division, seeking to prevent us from marketing this product until after the expiration of various U.S. patents, the last of which is alleged to expire in 2017.

     In September 2001, we filed an ANDA seeking approval from the FDA to market fexofenadine hydrochloride and pseudoephedrine hydrochloride extended release tablets, the generic equivalent of Aventis Pharmaceutical, Inc.'s Allegra-D(R) product. We notified Aventis pursuant to the provisions of the Hatch-Waxman Act and, in January 2002, Aventis filed a patent infringement action in the United States District Court for the District of New Jersey - Newark Division, seeking to prevent us from marketing fexofenadine and pseudoephedrine extended release tablets until after the expiration of various U.S. patents, the last of which is alleged to expire in 2018.

     In March 2002, the Court entered an order consolidating the three Allegra product patent challenge cases for all purposes. We have moved to dismiss portions of Aventis' complaints asserting infringement of various patents that are not listed in the Orange Book. After the filing of our ANDAs, Aventis listed an additional patent on Allegra and Allegra-D in the Orange Book. We filed appropriate amendments to our ANDAs to address the newly listed patent and, in November 2002, notified Merrell Pharmaceuticals, Inc., the patent holder, and Aventis pursuant to the provisions of the Hatch-Waxman Act. Aventis filed an amended complaint in November 2002 claiming that our ANDAs infringe the newly listed patent. Fact discovery is proceeding. A trial date has been scheduled for September 2004.

     We believe we were the first applicant to file an ANDA containing a paragraph IV patent challenge to each of these products, and the first applicant to file a paragraph IV patent challenge with respect to the additional patent listed for Allegra capsules and Allegra tablets. If so, we may be eligible for 180 days of generic exclusivity with respect to each product, depending on a variety of factors.

Mirtazapine Orally Disintegrating (Remeron(R)Soltabs(TM))

     In December 2001, we filed an ANDA seeking approval from the FDA to market mirtazapine orally disintegrating tablets, the generic equivalent of Akzo Nobel and Organon, Inc.'s ("Akzo and Organon") Remeron Soltabs. We notified Akzo and Organon pursuant to the Hatch-Waxman Act and in May 2002, Akzo and Organon filed suit in the United States District Court for the District of New Jersey to prevent us from proceeding with the commercialization of this product. In May 2002, in addition to asserting non-infringement of the listed patent, we asserted declaratory judgment counterclaims of non-infringement and/or invalidity of two additional Akzo patents. In April 2003, the parties submitted a stipulation of dismissal with respect to the Akzo patent listed in the Orange Book on which Akzo's and Organon's original complaint against us was based. The court signed the dismissal stipulation in April 2003. Currently, only our declaratory judgment counterclaims remain in litigation.

     We believe we were the first applicant to file an ANDA containing a paragraph IV patent challenge to this product. If so, we may be eligible for 180 days of generic exclusivity, depending on a variety of factors.

Modafinil (Provigil(R))

     In December 2002, we filed an ANDA seeking approval to manufacture, use and sell the generic versions of Cephalon's Provigil products and notified Cephalon pursuant to the provisions of the Hatch-Waxman Act. Three other companies also filed ANDAs on that date. In March 2003, Cephalon filed a patent infringement suit against us, along with other defendants including Mylan Pharmaceuticals, Inc., Mylan Laboratories, Inc., Teva Pharmaceuticals USA, Inc., Teva Pharmaceuticals, Ltd. and Ranbaxy Laboratories Ltd., in the United States District Court for the District of New Jersey alleging infringement of U.S. Patent No. RE 37,516 and seeking to prohibit us and others from manufacturing, using or selling the products until patent expiration. In April 2003, we filed our answer to Cephalon's complaint, denying infringement of the listed patent. In June 2003, Cephalon voluntarily dismissed its claims against Teva Pharmaceuticals Industries without prejudice. The case is in its early stages.

     In July 2003, the FDA issued a guidance document indicating that it would grant "shared exclusivity" in situations where more than one applicant files an ANDA containing a patent challenge certification on the first day on which any such ANDA is filed with respect to a listed patent. Under this approach, we may be eligible for 180 days of shared exclusivity with the other three companies who filed ANDAs with respect to Modafinil on December 24, 2002, depending on a variety of factors.

Niacin (Niaspan(R))

     In October 2001, we filed an ANDA seeking approval from the FDA to manufacture, use and sell niacin extended release tablets 1000 mg, the generic equivalent of KOS Pharmaceuticals, Inc.'s Niaspan extended-release tablet. We notified KOS pursuant to the provisions of the Hatch-Waxman Act and in March 2002, KOS filed suit in the United States District Court for the Southern District of New York to prevent us from manufacturing, using or selling this product. The case is in the discovery stage.

     In March and April 2002, we filed ANDAs seeking approval from the FDA to market 500 mg and 750 mg niacin extended release tablets, respectively. We notified KOS pursuant to the provisions of the Hatch-Waxman Act, and in August 2002, KOS filed suit against us in the United States District Court for the Southern District of New York.

     After the filing of our ANDAs, KOS listed an additional patent on Niaspan in the Orange Book. We filed appropriate amendments to our ANDAs to address the newly listed patent and, in September 2002, notified KOS pursuant to the provisions of the Hatch-Waxman Act. KOS filed a complaint in November 2002, claiming that our ANDA infringes the newly listed patent.

      Barr's answers to each of KOS's complaints contained declaratory judgment counterclaims to two additional KOS patents. The District Court denied KOS's motion to dismiss those counterclaims and, in February 2003, KOS filed its own declaratory judgment counterclaim for infringement of those two additional KOS patents. As such, there currently are five patents at issue in the litigation. In March 2003, we filed our answer to KOS's declaratory judgment counterclaim. This case is currently scheduled for trial at the end of 2004.

     We believe we were the first applicant to file an ANDA containing a paragraph IV patent challenge to these products. If so, we may be eligible for 180 days of generic exclusivity, depending on a variety of factors.

Norgestimate / Ethinyl Estradiol (Ortho Tri-Cyclen(R))

     In February 2000, we filed an ANDA seeking approval from the FDA to market three different tablet combinations of norgestimate and ethinyl estradiol, the generic equivalent of Ortho-McNeil Pharmaceutical Inc.'s ("Ortho") Ortho Tri-Cyclen. We notified Ortho pursuant to the provisions of the Hatch-Waxman Act and, in June 2000, Ortho filed a patent infringement action in the United States District Court for the District of New Jersey seeking to prevent us from marketing the three different tablet combinations of norgestimate and ethinyl estradiol until certain U.S. patents expire in September 2003. In January 2003, the District Court denied both parties' motions for summary judgment.

     In July 2003, we reached a settlement with Ortho. Under the terms of the settlement, we will be permitted to introduce a generic product no later than December 29, 2003. We will launch our generic version of Ortho Tri-Cyclen earlier than December 29, 2003, if Ortho fails to file with the FDA for pediatric exclusivity prior to patent expiry on September 26, 2003 or files and the FDA denies its request. As part of the settlement, we acknowledged our infringement of, and the validity and enforceability of, the patent claims at issue in the case.

Norethindrone Acetate / Ethinyl Estradiol (Estrostep(R)) and Norethindrone Acetate / Ethinyl Estradiol (Estrostep FE(R))

     In May 2001, we filed an ANDA seeking approval from the FDA to market three different tablet combinations of norethindrone acetate and ethinyl estradiol, the generic equivalent of Warner Lambert Company's Estrostep oral contraceptive regimen. We notified Warner-Lambert pursuant to the provisions of the Hatch-Waxman act and, in August 2001, Warner-Lambert filed a patent infringement action in the United States District Court for the Southern District of New York, seeking to prevent us from marketing the three different tablet combinations of norethindrone acetate and ethinyl estradiol until after the expiration of two U.S. patents, the last of which expires in 2008. The Company has answered the complaint and fact discovery has been completed.

     In January 2001, we filed an ANDA seeking approval from the FDA to market three different norethindrone acetate and ethinyl estradiol tablets in a 28-day regimen, the generic equivalent of Pfizer's Estrostep FE product. We notified Pfizer pursuant to the provisions of the Hatch-Waxman Act and, in August 2001, Pfizer filed a patent infringement action in the United States District Court for the Southern District of New York, seeking to prevent us from marketing norethindrone acetate and ethinyl estradiol tablets until two U.S. patents expire in 2007 and 2008. The Company has answered the complaint and fact discovery has been completed.

     On November 15, 2002, the Court ordered expert discovery and trial of the 28-day regimen and 21-day regimen cases consolidated. No trial date has been set.

     In March 2003, Pfizer transferred ownership of these products to Galen Holdings plc. We believe we were the first applicant to file an ANDA containing a paragraph IV patent challenge to this product. If so, we may be eligible for 180 days of generic exclusivity, depending on a variety of factors.

Norethindrone Acetate / Estradiol (FemHRT(R))

     In August 2001, we filed an ANDA seeking approval from FDA to market norethindrone acetate and ethinyl estradiol tablets, the generic equivalent of Pfizer's FemHRT. We notified Pfizer pursuant to the provisions of the Hatch-Waxman Act and, in December 2001, Pfizer filed a patent infringement action in the United States District Court for the Southern District of New York, seeking to prevent us from marketing this product until after the expiration of certain patents, the last of which expires in 2010. We filed our answer in February 2002. The case is in the discovery phase. The case is scheduled to be ready for trial by March 2004.

     In April 2003, Pfizer transferred ownership of these products to Galen Holdings plc. We believe we were the first applicant to file an ANDA containing a paragraph IV patent challenge to this product. If so, we may be eligible for 180 days of generic exclusivity, depending on a variety of factors.

Raloxifene Hydrochloride (Evista(R))

     In June 2002, we filed an ANDA seeking approval from the FDA to market Raloxifene Hydrochloride tablets, the generic equivalent of Eli Lilly's Evista product. We notified Eli Lilly pursuant to the provisions of the Hatch-Waxman Act in October 2002. After the filing of our ANDA, Eli Lilly listed an additional patent on Evista in the Orange Book. We filed appropriate amendments to our ANDA to include the newly listed patent and notified Eli Lilly in November 2002.

     In November 2002, Eli Lilly filed a suit in the United States District Court for the Southern District of Indiana for infringement of several listed patents, including the newly listed patent, seeking to prevent us from marketing raloxifene hydrochloride tablets until the expiration of various patents, the last of which expires in 2017. We answered the complaint in December 2002 and filed an amended answer later that month. In February 2003, we voluntarily dismissed without prejudice our counterclaims as to several patents. In June 2003, we filed a second amended answer, asserting declaratory judgment on an unlisted patent. The case is scheduled to be ready for trial by February 2005.

     We believe we were the first applicant to file an ANDA containing a paragraph IV patent challenge to this product. If so, we may be eligible for 180 days of generic exclusivity, depending on a variety of factors.

CLASS ACTION LAWSUITS

Ciprofloxacin

     To date we have been named in approximately 38 class action complaints filed in state and federal courts by direct and indirect purchasers of Ciprofloaxcin from 1997 to the present against us, Bayer Corporation, The Rugby Group, Inc. and others. The complaints allege that the 1997 Bayer-Barr patent litigation settlement agreement was anti-competitive and violated federal antitrust laws and/or state antitrust and consumer protection laws. A prior investigation of this agreement by the Texas Attorney General's Office on behalf of a group of state Attorneys General was closed without further action in December 2001.

     The lawsuits include nine consolidated in California state court, one in Kansas state court, one in Wisconsin state court, one in Florida state court, and two in New York state court, with the remainder of the actions pending in the United States District Court for the Eastern District of New York for coordinated or consolidated pre-trial proceedings (the "MDL Case"). Fact discovery in the MDL case is currently scheduled to close in November 2003, after which the parties will proceed with expert discovery, followed by anticipated summary judgment briefing. The direct purchaser and indirect purchaser plaintiffs also have filed motions for class certification in the MDL case, but briefing is not complete and the Court has indicated that it will defer ruling on the motions at the present time. The state court actions remain in a relatively preliminary stage generally, tracked to follow the MDL Case, although defendants have filed dispositive motions and plaintiffs have moved for class certification in certain of the cases.

     In May 2003, the District Court entered an order in the MDL Case holding that the Barr-Bayer settlement did not constitute a per se violation of the antitrust laws and restricting the scope of the legal theories the plaintiffs could pursue in the case.

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

Tamoxifen

     To date approximately 31 consumer or third-party payor class action complaints have been filed in state and federal courts against Zeneca, Inc., AstraZeneca Pharmaceuticals LP and us alleging, among other things, that the 1993 settlement of patent litigation between Zeneca, Inc. and us violated the antitrust laws, insulates Zeneca, Inc. and us from generic competition and enables Zeneca, Inc. and us to charge artificially inflated prices for Tamoxifen citrate. A prior investigation of this agreement by the U.S. Department of Justice was closed without further action.

     The Judicial Panel on Multidistrict Litigation has transferred these cases to the United States District Court for the Eastern District of New York for pretrial proceedings. On May 19, 2003, the District Court entered judgment dismissing the cases for failure to state a viable antitrust claim. Plaintiffs have filed a notice of appeal.

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

OTHER LITIGATION

Invamed, Inc./Apothecon, Inc.

     In February 1998, Invamed, Inc., which has since been acquired by Geneva Pharmaceuticals, Inc., a subsidiary of Novartis AG, named several others and us as defendants in a lawsuit filed in the United States District Court for the Southern District of New York, charging that we unlawfully blocked access to the raw material source for Warfarin Sodium. In May 1999, Apothecon, Inc., then a subsidiary of Bristol-Myers Squibb, Inc. filed a similar lawsuit. The two actions have been consolidated. In May 2002, the District Court granted summary judgment in our favor on all antitrust claims, but found that the plaintiffs could proceed to trial on their allegations that we tortiously interfered with an alleged raw material supply contract between Invamed and our raw material supplier. Invamed and Apothecon have appealed the District Court's decision to the United States Court of Appeals for the Second Circuit. Trial on the merits has been stayed pending the outcome of the appeal.

     We believe that the suits filed by Invamed and Apothecon are without merit and intend to defend our position vigorously. We anticipate that this matter may take several years to be resolved but an adverse judgment could have a material adverse impact on our business and consolidated financial statements.

Termination of Solvay Co-Marketing Relationship

     In March 2002, Duramed gave notice of its intention to terminate on June 30, 2002, the relationship between Duramed and Solvay Pharmaceuticals, Inc. ("Solvay") concerning the joint promotion of Duramed's Cenestin tablets and Solvay's Prometrium(R) capsules. Solvay has disputed Duramed's right to terminate the relationship and claims that it is entitled to substantial damages, and has notified Duramed that it has demanded arbitration of this matter. Discovery is underway and the arbitration hearing is currently scheduled to begin in January 2004. We believe that Duramed's actions are well founded, but if we are incorrect an adverse decision in the matter could have a material adverse effect on our consolidated financial statements.

Adderall Trade Dress Infringement Suit

     In May 2002, Shire Richwood, Inc. ("Shire") filed a lawsuit against us in the United States District Court for the District of New Jersey claiming that our generic dextroamphetamine salt combination product uses trade dress that is similar in appearance to Shire's Adderall(R). Shire sought a preliminary injunction to restrain us from using the trade dress and to have us recall from the marketplace any product sold in such trade dress. In August 2002, the District Court denied Shire's motion for preliminary injunction, and in May 2003, the United States Court of Appeals for the Third Circuit rejected Shire's appeal of the district court's ruling. We believe the suit is without merit and do not expect the on-going litigation to cause any disruption in the manufacturing and sale of the product.

Wyeth-Ayerst Laboratories, Inc. Antitrust Suit

     This case was previously reported in our annual report Form 10-K for the year ended June 30, 2002 as filed with the SEC on August 26, 2002. Our Duramed subsidiary claimed that Wyeth had illegally perpetuated a monopoly in conjugated estrogens products. The case has been settled and dismissed in connection with our June 2003 transaction and settlement with Wyeth.

Fluoxetine Hydrochloride Patent Infringement

     This case was previously reported in our annual report on Form 10-K for the year ended June 30, 2002 as filed with the SEC on August 26, 2002. aaiPharma Inc. claimed that the generic versions of fluoxetine hydrochloride (brand name Prozac(R)) manufactured by us and other companies infringe aaiPharma's patent. The case has been settled and dismissed.

Lemelson

     In November 2001, the Lemelson Medical, Education & Research Foundation, LP filed an action in the United States District Court for the District of Arizona alleging patent infringement against many defendants, including us, involving "machine vision" or "computer image analysis." In March 2002, the court entered an Order of Stay in the proceedings, pending the resolution of another suit that involves the same patents, but does not involve us.

Medicaid Reimbursement Cases

     We have learned that we have been named as a defendant in separate actions brought by the County of Suffolk, New York and Westchester County, New York against numerous pharmaceutical manufacturers. The action seeks to recover damages and other relief for alleged overcharges for prescription medications paid for by Medicaid. We believe that we have not engaged in any improper conduct and intend to vigorously defend against the cases. However, an unfavorable outcome could have a material adverse effect on our consolidated financial statements.

PPA Litigation

     We are a defendant in three personal injury product liability lawsuits involving phenylproanolamine ("PPA"). All three cases are in their initial stages. We believe we have strong defenses to all three cases and intend to vigorously defend against them. However, an unfavorable outcome could have a material adverse effect on our consolidated financial statements.

MPA Litigation

     We have been named as a defendant in at least ten personal injury product liability cases brought against us and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of medroxyprogesterone acetate ("MPA") in conjunction with Premarin or other hormone therapy products. These cases are in a preliminary stage and we do not know whether any of these individuals took an MPA product manufactured by us. We intend to vigorously defend against these cases. However, an unfavorable outcome could have a material adverse effect on our consolidated financial statements.

Administrative Matters

     On June 30, 1999, we received a civil investigative demand ("CID") and a subpoena from the FTC that sought documents and data relating to the January 1997 agreements resolving our patent litigation involving Ciprofloxacin Hydrochloride, which had been pending in the U.S. District Court for the Southern District of New York. The CID was limited to a request for information and did not allege any wrongdoing. The FTC is investigating whether we, through our settlement and supply agreements, have engaged in activities in violation of the antitrust laws. We continue to cooperate with the FTC in this investigation.

     On August 17, 2001, the Oregon Attorney General's Office, as liaison on behalf of a group of state Attorneys General, served us with a civil investigation demand relating to its investigation of our settlement of our Tamoxifen patent challenge with AstraZeneca. The investigative demand requests the production of certain information and documents that may assist the Attorney General in its investigation. We are fully cooperating with the Attorney General's office in its investigation.

     We believe that the patent challenge settlements being investigated are lawful and represent a pro-consumer and pro-competitive outcome to the patent challenge cases. An investigation of the tamoxifen settlement by the U.S. Department of Justice and an investigation of the ciprofloxacin settlement by the Texas Attorney General's Office on behalf of other state Attorneys General already have been satisfactorily resolved without further action and we expect these investigations to be satisfactorily resolved, as well. However, consideration of these matters could take considerable time, and any adverse judgment could have a material adverse impact on our consolidated financial statements.

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

     The Department of Health and Human Services Office of Inspector General ("Department") issued a subpoena to us requesting documents relating to a published study on Cenestin(R). This investigation was concluded without further action.

     We, along with several other pharmaceutical manufacturers and wholesalers, have received a request from the U.S. House of Representatives Committee on Energy and Commerce concerning the pricing and reporting of pricing of our products for Medicaid purposes. The information requested from us is limited to two specific products, fluoxetine and oxycodone. We believe our pricing and price reporting are in compliance with all applicable laws and intend to cooperate with the Committee in this matter.

OTHER MATTERS

Nortrel(R) 7/7/7 Product Recall

     On July 9, 2003, we initiated a recall of three lots of our Nortrel(R) 7/7/7 oral contraceptive product, as a result of having received two customer complaints that the tablets in the product that had been dispensed to them were misconfigured. We have since received reports of pregnancies from approximately 18 women who claim to have taken the product. We are in the process of investigating whether these women have taken affected product and whether their pregnancies are related to the use of the affected product. We anticipate that one or more of these women may seek legal recourse against us. We do not have sufficient information at this time to evaluate the likelihood of success in these matters. However, an unfavorable outcome in one or more of these matters could have a material adverse effect on our consolidated financial statements.

     As of June 30, 2003, we were involved with other lawsuits incidental to our business, including patent infringement actions and personal injury claims. Based on the advice of legal counsel, we believe that the ultimate disposition of such other lawsuits will not have material adverse effect on our consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters put to the vote of our shareholders during the quarter ended June 30, 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The information required by Item 5 is included in Item 8. See Note 22 to the Consolidated Financial Statements included in Item 8.

ITEM 6. SELECTED FINANCIAL DATA

The following data has been derived from our consolidated financial statements and should be read in conjunction with those statements, which are included in
Item 8 of this report, together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report.

                                                                                 YEAR ENDED JUNE 30,
                                                 --------------------------------------------------------------------------------
     STATEMENTS OF OPERATIONS DATA                 2003             2002             2001(1)        2000 (1)          1999 (1)
---------------------------------------------------------------------------------------------------------------------------------
                                                                     (in thousands, except per share data)
Total revenues                                   $ 902,864      $ 1,188,984        $ 593,151       $ 490,972        $ 465,709

Earnings before income taxes                       262,715          337,537          101,793          18,602           71,730

Income tax expense                                  95,149          125,318           38,714           8,042           27,988

Net earnings applicable to common shareholders     167,566          210,269           62,566          10,305           38,352

Earnings per common share - basic                     2.54             3.25 (4)         0.99 (4)        0.17 (4)         0.67 (4)

Earnings per common share - diluted                   2.43             3.09 (4)         0.94 (4)        0.17 (4)         0.64 (4)

BALANCE SHEET DATA                                2003             2002              2001 (1)        2000 (1)         1999 (1)
                                                 ----------------------------------------------------------------------------
Working capital                                  $ 572,717        $ 457,393        $ 313,101       $ 212,275        $ 169,919
Total assets                                     1,180,937          888,554          666,516         548,188          436,529
Long-term debt (2)                                  34,027           42,634           65,563          59,254           52,715
Shareholders' equity (3)                           867,995          666,532          416,777         324,698          257,716

(1) Financial data presented has been restated to include the historical financial data of Duramed (See Note 1 to the consolidated financial statements).

(2) Includes capital leases and excludes current installments (See Note 12 to the consolidated financial statements).

(3) The Company has not paid a cash dividend in any of the above years.

(4) Amounts have been adjusted for the March 17, 2003 3-for-2 stock split effected in the form of a 50% stock dividend (See Note 1 to the consolidated financial statements).

ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands)

Forward-Looking Statements

The following sections contain a number of forward-looking statements. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by their use of words such as "expects," "plans," "will," "may," "anticipates," "believes," "should," "intends," "estimates" and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include:

         - the difficulty in predicting the timing and outcome of legal proceedings, including patent-related matters such as patent challenge settlements and patent infringement cases;

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

         -        the regulatory environment;

         - the impact of product liability claims and the availability of product liability insurance coverage;

         - fluctuations in operating results, including the effects on such results from spending for research and development, sales and marketing activities and patent challenge activities; and

         - other risks detailed from time-to-time in our filings with the Securities and Exchange Commission.

Overview

We operate in one business segment, which is the development, manufacture and marketing of pharmaceutical products. As discussed in Note 3 to the consolidated financial statements, on October 24, 2001, we completed our merger with Duramed Pharmaceuticals, Inc. ("Duramed"). The merger was treated as a tax-free reorganization and was accounted for as a pooling-of-interests for financial reporting purposes. On June 6, 2002, we acquired certain assets and assumed certain liabilities of Enhance Pharmaceuticals, Inc. On June 9, 2003, we purchased the rights to four currently marketed products from Wyeth and entered into a license and sublicense agreement for an oral contraceptive product currently in development.

Duramed's fiscal year-end was different than ours. Duramed had a calendar year-end, whereas our fiscal year ends on June 30th. Financial information for the fiscal year ended June 30, 2002 is presented as if we merged with Duramed on July 1, 2001. For the fiscal year ended June 30, 2001, financial information for our fiscal year ended June 30th was combined with financial information for Duramed's calendar year ended December 31st. Our consolidated statement of operations for the year ended June 30, 2001 was combined with Duramed's statement of operations for the year ended December 31, 2000. Our statement of cash flows for the fiscal year ended June 30, 2001 was combined with Duramed's statement of cash flows for the calendar year ended December 31, 2000.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying the accounting policies most critical to our financial statements have a significant impact on our reported results. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments. Based on this definition, our most critical policies include the following: (1) provisions for estimated sales returns and allowances; (2) accrual of inventory reserves; (3) deferred taxes;
(4) accrual for litigation; (5) accrual for self-insurance reserve; and (6) the assessment of recoverability of goodwill and other intangible assets. We also have other key accounting policies including policies for revenue recognition. We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective as the six listed above, or are less likely to have a material impact on our reported results of operations for a given period. For additional information, see Note 1 "Summary of Significant Accounting Policies" in Item 8 of Part II, "Financial Statements and Supplementary Data," of this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results may differ significantly from our estimates and our estimates could be different using different assumptions or conditions.

Sales Returns and Allowances

When we recognize revenue from the sale of our pharmaceutical products, we simultaneously record estimates for product returns, rebates, chargebacks and other sales allowances. These estimates serve to reduce our reported product sales. In addition, as discussed in detail below, we may record allowances for shelf-stock adjustments when the conditions are appropriate. We base our estimates for sales allowances such as product returns, rebates and chargebacks on a variety of factors, including the actual return experience of that product or similar products, rebate agreements for each product, and estimated sales by our wholesale customers to other third parties who have contracts with us. Actual experience associated with any of these items may differ materially from our estimates. We review the factors that influence our estimates and, if necessary, make adjustments when we believe actual product returns, credits and other allowances may differ from established reserves.

We often issue credits to customers for inventory remaining on their shelves following a decrease in the market price of a generic pharmaceutical product. These credits, commonly referred to in the pharmaceutical industry as "shelf-stock adjustments," can then be used by customers to offset future amounts owing to us. The shelf-stock adjustment is intended to reduce a customer's inventory cost to better reflect current market prices and is often used by us to maintain our long-term customer relationships. The determination to grant a shelf-stock credit to a customer following a price decrease is usually at our discretion rather than contractually required. We record allowances for shelf-stock adjustments at the time we sell products that we believe will be subject to a price decrease or when market conditions indicate that a shelf-stock adjustment is necessary to facilitate the sell-through of our product. When determining whether to record an amount for a shelf-stock adjustment, we analyze several variables including the estimated launch date of a competing product, the estimated decline in market price and estimated levels of inventory held by the customer at the time of the decrease in market price. As a result, a shelf-stock reserve depends on a product's unique facts and circumstances. We regularly monitor these and other factors for our significant products and evaluate and adjust, if applicable, our reserves and estimates as additional information becomes available.

Accounts receivable are presented net of allowances related to the above provisions of $136,059 at June 30, 2003 and $93,789 at June 30, 2002.

Inventory Reserves

We establish reserves for our inventory to reflect situations in which the cost of the inventory is not expected to be recovered. We regularly review our inventory for products close to expiration and therefore not expected to be sold, for products that have reached their expiration date and for products that are not expected to be saleable based on our quality assurance and control standards. The reserve for these products is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. In evaluating whether inventory is properly stated at the lower of cost or market, we consider such factors as the amount of product inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. We monitor inventory levels, expiry dates and market conditions on a regular basis. We record provisions for inventory reserves as part of cost of sales.

Inventories are presented net of reserves of $13,201 at June 30, 2003 and $10,236 at June 30, 2002.

Deferred Taxes

Income taxes are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided for the portion of deferred tax assets which are "more-likely-than-not" to be unrealized. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more-likely-than-not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. We review our internal forecasted sales and pre-tax earnings estimates to make our assessment about the utilization of deferred tax assets. In the event we determine that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance will be recorded. If that assessment changes, a benefit would be recorded on the statement of operations.

Litigation

We are subject to litigation in the ordinary course of business and also to certain other contingencies (see Note 21 to the Consolidated Financial Statements). Legal fees and other expenses related to litigation and contingencies are recorded as incurred. Additionally, we assess, in consultation with counsel, the need to record a liability for litigation and contingencies on a case-by-case basis. Reserves are recorded when we, in consultation with counsel, determine that a loss related to a matter is both probable and reasonably estimable.

Self-Insurance Reserve

We are primarily self-insured for potential product liability claims on products sold on or after September 30, 2002. We record a self-insurance reserve for each reported claim on a case-by-case basis, plus an allowance for the estimated future cost of incurred but not reported ("IBNR") claims. In assessing the amounts to record for each reported claim, with the assistance of counsel and insurance consultants, we consider the nature and amount of the claim, our prior experience with similar claims, and whether the amount expected to be paid on a claim is both probable and reasonably estimable. In determining the allowance for the estimated future cost of both reported and IBNR claims as of June 30, 2003, we utilized projections of our outstanding estimated losses as determined by an independent actuary. As of June 30, 2003 we accrued $1,333 for our estimate of potential claims and expenses. This amount is included in selling, general and administrative expenses. The costs of the ultimate disposition of both existing and IBNR claims may differ from these reserve amounts.

Goodwill and Other Intangible Assets

In connection with acquisitions, we determine the amounts assigned to goodwill and other intangibles based on purchase price allocations. These allocations, including an assessment of the estimated useful lives of intangible assets, have been performed by qualified independent appraisers using generally accepted valuation methodologies. The valuation of intangible assets is generally based on the estimated future cash flows related to those assets, while the value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Useful lives are determined based on the expected future period of benefit of the asset, which considers various characteristics of the asset, including projected cash flows. As required by SFAS 142, "Goodwill and Other Intangible Assets," we review goodwill for impairment annually or more frequently if impairment indicators arise.

As a result of our June 2002 purchase of certain assets and the assumption of certain liabilities of Enhance Pharmaceuticals, Inc. (the "Enhance Purchase"), we have included $14,118 and $13,941 of goodwill on our balance sheet as of June 30, 2003 and 2002, respectively. As a result of the Enhance Purchase, together with our June 2003 acquisition of four products from Wyeth, we have included $45,949 and $28,200 as other intangible assets, net of accumulated amortization, on our balance sheet as of June 30, 2003 and 2002, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED JUNE 30, 2003 AND JUNE 30, 2002

Revenues -- Overview

Total revenues in fiscal 2003 were $902,864, a decrease of 24% compared to $1,188,984 in fiscal 2002. This decrease in total revenues, which we anticipated, was primarily due to the sharp decline in sales of our 20 mg Fluoxetine product together with a reduction in sales of our distributed version of Tamoxifen. Partially offsetting the decline in sales of Fluoxetine and Tamoxifen was a 75% increase in sales of other products, led by higher sales of our oral contraceptive products, sales from our June 2003 launch of the distributed version of Ciprofloxacin tablets, and increased sales of our Dextro salt combo product (the generic equivalent of Shire Richwood, Inc.'s Adderall(R)).

Revenues -- Product Sales

Product sales for fiscal 2003 were $894,888, compared to $1,171,358 in the prior year. Fluoxetine accounted for $7,245 of product sales in fiscal 2003, down from $367,539 in fiscal 2002, while Tamoxifen accounted for $120,889 of product sales in fiscal 2003, down from $366,314 in fiscal 2002. Sales of products other than Fluoxetine and Tamoxifen increased 75% from $437,505 in fiscal 2002 to $766,754 in the current year.

The increase in sales of products other than Fluoxetine and Tamoxifen was primarily attributable to increased sales of our oral contraceptive products, for which sales nearly tripled from the prior year, to sales from the launch of our distributed version of Ciprofloxacin tablets and to increased sales of our Dextro salt combo product. Partially offsetting these increases were lower sales of Cenestin, as discussed below.

Sales of oral contraceptives increased $181,576 or 196% from fiscal 2002 to fiscal 2003. The increase in sales of the oral contraceptives reflects increasing market shares for existing products, including our Apri(R), Aviane(TM), Kariva(TM) and Nortrel(R) products, and sales of seven new oral contraceptive products launched during fiscal 2003.

In June 2003 we began shipping Ciprofloxacin hydrochloride pursuant to a license from Bayer. Under a 1997 settlement of a patent challenge we initiated against Bayer's Cipro(R) antibiotic, we purchase directly from Bayer, Ciprofloxacin products that are manufactured under Bayer's New Drug Application for Cipro and market them under our label. We have the non-exclusive right to distribute the Ciprofloxacin products until Bayer's patent protecting Cipro expires in December 2003. On June 9, 2003, we began distributing Ciprofloxacin tablets pursuant to the terms of the settlement and recorded sales of $111,379 for the period from June 9, 2003 to June 30, 2003. We share one-half of our profits from the sale of Ciprofloxacin, as defined, with Aventis, the contractual successor to our joint venture partner in the Cipro patent challenge case.

We believe that Bayer intends to seek pediatric exclusivity for Cipro, which, if granted, could delay the introduction of generic versions for six months beyond the expiration of the patent. We are currently negotiating with Bayer to continue distributing Ciprofloxacin products during and after Bayer's anticipated pediatric exclusivity period for Cipro. If Bayer obtains a pediatric exclusivity extension and we continue distributing Ciprofloxacin during that extension period, Ciprofloxacin is expected to be our largest selling product in fiscal 2004.

We launched our Dextro salt combo product in February 2002 as the first generic manufacturer to enter the market. Sales of our Dextro salt combo product in fiscal 2003 were higher than in fiscal 2002 due to the inclusion of a full-year of sales in our fiscal 2003 results compared with approximately four months of sales in fiscal 2002. Partially offsetting this increase were lower prices in the current year due to the entry of competitors into the market.

Sales of Cenestin, our plant derived conjugated estrogen product, declined approximately 17% from $41,512 in fiscal 2002 to $34,575 in fiscal 2003. The decline in Cenestin sales was due to declining Cenestin prescriptions, which more than offset higher prices for the product in fiscal 2003, and was consistent with reduced sales of several prominent hormone therapy products due to the July 9, 2002 release of the findings of the Women's Health Initiative ("WHI") study. The WHI study involved the long-term usage of estrogen and progestin in healthy post-menopausal women. A portion of the study, which evaluated the use of a combination of conjugated equine estrogens and the progestin medroxyprogesterone acetate, was stopped early by the study's sponsor, because of increased health risks which the study sponsors felt outweighed the specified long-term benefits. The estrogen-only arm of the study is continuing. Although Cenestin is not a combination product and was not part of the WHI study, the findings negatively impacted nearly all hormone therapy products. Though we experienced a decline in our Cenestin prescriptions, our decline was not as significant as other larger products in the hormone therapy market and, as a result, our market share has been increasing.

In August 2001, we launched our Fluoxetine 20 mg capsule with 180 days of exclusivity as the only generic manufacturer. Sales of Fluoxetine were $367,539 for fiscal 2002, constituting approximately 31% of product sales in that year. On January 29, 2002, our 180-day generic exclusivity period ended and, as expected, the FDA approved several other competing Fluoxetine products. As a result, the selling price declined dramatically and we lost market share to competing products, causing our sales and profits from Fluoxetine to be substantially lower than those earned during the exclusivity period. For fiscal 2003, sales of Fluoxetine accounted for less than 1% of product sales and we expect this to be the case in fiscal 2004.

Tamoxifen sales decreased from $366,314 for fiscal 2002 to $120,889 for fiscal 2003. During the quarter ended December 31, 2002, we sold our remaining distributed Tamoxifen inventory previously purchased from AstraZeneca. AstraZeneca's pediatric exclusivity for its Nolvadex(R) brand version of Tamoxifen ended on February 20, 2003. We were unable to supply distributed Tamoxifen to our customers after the depletion of our inventory purchased from AstraZeneca until we launched our manufactured

Tamoxifen product at the expiration of AstraZeneca's pediatric exclusivity period. At that time, several other generic competitors launched Tamoxifen products, causing the price to decline and causing us to lose market share. Sales of our manufactured version of Tamoxifen accounted for less than $10,000 of our total Tamoxifen sales during fiscal 2003 and are expected to be less than 2% of total sales in fiscal 2004.

Revenues -- Development and Other Revenue

For fiscal 2003, development and other revenue of $7,976 includes royalty income earned under licensing agreements with third parties, under our development agreement with the U.S. Department of Defense for the Adenovirus vaccine, and under our development agreement related to one of our vaginal ring products. For fiscal 2002, development and other revenue consisted primarily of amounts received from DuPont Pharmaceuticals Company for various development and co-marketing agreements entered into in March 2000. The assets of DuPont have since been acquired by Bristol-Myers Squibb ("BMS") and the March 2000 agreements that generated these revenues ended in April 2002. As we incurred research and other development activity costs, we recorded such expenses as research and development and invoiced and recorded the related revenue from BMS as development and other revenue. We recorded revenue from these agreements of $15,584 for fiscal 2002.

Cost of Sales

Cost of sales decreased 37% from $676,323 for fiscal 2002 to $424,099 for fiscal 2003, primarily due to lower sales of Fluoxetine and Tamoxifen. Cost of sales includes the profit split paid to Apotex, Inc., our partner in the Fluoxetine patent challenge, and royalties on certain other products paid to certain of our raw material suppliers.

As a percentage of product sales, cost of sales decreased from 58% for fiscal 2002 to 47% for fiscal 2003. This decrease reflects the fact that higher margin products constituted a larger portion of total product sales in fiscal 2003 compared to fiscal 2002. In addition, as a percentage of total product sales, Fluoxetine, which is subject to a profit split with a partner, decreased from fiscal 2002 to fiscal 2003, as discussed in Revenues - Product Sales above.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased 44% from $111,886 for fiscal 2002 to $160,978 for fiscal 2003. The increase was primarily due to significant costs incurred for pre-launch activities related to our extended cycle oral contraceptive, SEASONALE(R), which we expect to launch in fiscal 2004, and increased marketing and selling expenses for Cenestin. Also contributing to the increase were the amortization of intangible assets and higher legal costs, including a $20,000 attorney fee made in connection with a litigation settlement with Wyeth. Partially offsetting these increases were somewhat lower marketing and administrative costs associated with synergies achieved as a result of the integration of Duramed.

Research and Development Expense

Research and development expenses increased 20% from $75,697 for fiscal 2002 to $91,207 for fiscal 2003. The increase reflected higher headcount and development costs in our proprietary development program, including costs associated with our vaginal ring product, as well as increased expenditures associated with the development of the Adenovirus Vaccine for the U.S. Department of Defense. Also contributing to the increase was the $3,946 write off of in-process research and development associated with our June 9, 2003 purchase from Wyeth of four products and the product rights to an oral contraceptive in development. Research and development expenses for fiscal 2002 included a write off of in-process research and development of $1,000 associated with the acquisition of certain assets and liabilities of Enhance Pharmaceuticals, Inc.

Merger-Related Costs

Merger-related costs in the prior year included direct transaction costs related to our merger with Duramed in October 2001 and include costs such as legal and accounting costs, costs associated with facility and product rationalization and severance costs. (See Notes 3 and 19 to the Consolidated Financial Statements.)

Proceeds from Patent Challenge Settlement

Under the terms of the contingent supply agreement we entered into with Bayer to settle our patent challenge litigation regarding its Cipro antibiotic, Bayer had the option to either supply us with Ciprofloxacin at a predetermined discount for resale or make quarterly cash payments to us. Until June 9, 2003, Bayer elected to make payments to us rather than supply us with Ciprofloxacin. Accordingly, we have recognized proceeds from patent challenge settlement of $31,958 for fiscal 2002 and $31,396 for fiscal 2003. Fiscal 2003 was the last year we recognized proceeds from the Cipro patent challenge.

Interest Income

Interest income decreased 19% from $7,824 for fiscal 2002 to $6,341 for fiscal 2003, primarily due to a decrease in market interest rates.

Interest Expense

Interest expense decreased 58% from $3,530 for fiscal 2002 to $1,474 for fiscal 2003, primarily due to an 11% decrease in our debt balances due to scheduled debt repayments combined with lower market interest rates on our adjustable rate borrowings.

Other (Expense) Income, net

Other income of $7,656 for fiscal 2002 included $5,600 received in restructuring the product development and co-marketing agreements entered into with BMS in March 2000 and $2,000 received in settlement of litigation. There were no such items in fiscal 2003.

Income Taxes

Our income tax provision for fiscal 2003 reflected a 36% effective tax rate on pre-tax income, compared to 37% for fiscal 2002. The decrease in the effective tax rate for fiscal 2003 was due primarily to the increase in certain tax credits, the recognition of a deferred tax asset resulting from the identification of additional deductible state operating losses incurred in prior years and the reversal of certain valuation allowances previously established by Duramed.

COMPARISON OF THE FISCAL YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Total revenues increased 100% from $593,151 in fiscal 2001 to $1,188,984 in fiscal 2002 driven by increased product sales. Increased product sales were due mainly to new product launches in fiscal 2002, including Fluoxetine, our Dextro salt combo product, new oral contraceptive products and increased sales of our Tamoxifen product.

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

Sales of products other than Fluoxetine and Tamoxifen increased 72% from $254,338 in fiscal 2001 to $437,505 in fiscal 2002. The increase was primarily attributable to new product launches, including our Dextro salt combo product, and increased sales of our oral contraceptive products. The year-over-year increase in the oral contraceptive franchise reflected higher sales of existing oral contraceptives, including our Apri and Aviane products, combined with sales of our new oral contraceptive products, primarily Kariva, our generic equivalent to Organon, Inc.'s Mircette. Also contributing to the increase was a 178% or $26,570 year-over-year increase in sales of Cenestin. The increases described above were driven primarily by higher volumes due to increased market shares.

Tamoxifen sales increased 14% from $322,318 in fiscal 2001 to $366,314 in fiscal 2002. The increase reflected an approximately 4.5% price increase combined with higher volumes. During fiscal 2002, the increase in Tamoxifen volume appeared to reflect the timing of customer purchases rather than being driven primarily by increases in market size or market share. In fiscal 2002, Tamoxifen accounted for 31% of product sales versus 56% in fiscal 2001.

Revenues-Development and Other Revenue

Development and other revenue consist primarily of amounts received from DuPont Pharmaceuticals Company for various development and co-marketing agreements entered into in March 2000. DuPont has since been acquired by BMS and the March 2000 agreements that generated these revenues terminated in April 2002 (see Note 4 to the Consolidated Financial Statements). As we incurred research and other development activity costs, we recorded such expenses as research and development and invoiced and recorded the related revenue from BMS as development and other revenue. We recorded revenue from these agreements of $15,584 in fiscal 2002 compared to $17,570 in fiscal 2001. The revenues ended in fiscal 2002. For fiscal 2002, development and other revenue also included royalty income earned under licensing agreements with other third parties, our development agreement with the U.S. Department of Defense, and our development agreement related to one of our vaginal ring products.

Cost of Sales

Cost of sales increased 73% from $391,109 in fiscal 2001 to $676,323 in fiscal 2002 due mainly to an increase in product sales. Cost of sales included the profit split paid to Apotex, Inc., our partner in the Fluoxetine patent challenge, and royalties on certain other products paid to certain of our raw material suppliers. As a percentage of product sales, cost of sales decreased from 68% in fiscal 2001 to 58% in fiscal 2002. The decrease in cost of sales as a percentage of product sales was due to an improved mix in product sales, as higher margin products such as Fluoxetine, our Dextro salt combo product, oral contraceptive products and Cenestin, made up a larger percentage of sales. Lower margin products such as Tamoxifen made up a smaller percentage of sales. Tamoxifen's margin was substantially lower than the margin we generally earn on products we manufacture because we only distributed the product, as described above.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased 46% from $76,821 in fiscal 2001 to $111,886 in fiscal 2002. The increase was primarily due to higher marketing and selling expenses for Cenestin under our sales and marketing agreement with Solvay Pharmaceuticals, Inc., which we terminated as of June 30, 2002; increased legal costs, which include costs associated with patent challenge activity, class action lawsuits and other matters; and increased headcount costs and higher advertising and promotion costs associated with our expanding product line.

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

Merger-Related Costs

Merger-related costs were $31,449 in fiscal 2002. These costs related to our merger with Duramed in October 2001 and included direct transaction costs such as legal and accounting costs, costs associated with facility and product rationalization and severance costs. (See Notes 3 and 19 to the Consolidated Financial Statements.)

Proceeds from Patent Challenge Settlement

Proceeds from patent challenge settlement represents amounts earned under the terms of the supply agreement entered into with Bayer to settle our patent challenge litigation regarding Bayer's Cipro antibiotic. Under the terms of the supply agreement, Bayer, at its option, could either allow us to purchase Ciprofloxacin from Bayer at a predetermined discount or make quarterly cash payments to us. Until June 9, 2003, Bayer elected to make payments to us rather than supply us with Ciprofloxacin. Accordingly, we recognized proceeds from patent challenge settlement of $28,313 and $31,958 in fiscal 2001 and fiscal 2002, respectively.

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

Other (Expense) Income, net

Other income increased by 110% from $3,648 in fiscal 2001 to $7,656 in fiscal 2002. Other income in fiscal 2002 included $5,600 received as part of the restructuring of the agreements with BMS and the receipt of $2,000 in settlement of litigation. Other income in fiscal 2001 included a $6,659 gain realized on the sale of our investment in Galen Holdings plc, partially offset by a $2,450 charge related to the write-off of our investment in Gynetics, Inc.

Income Taxes

Our income tax provision for the year ended June 30, 2002 reflected a 37% effective tax rate on pre-tax income, compared to 38% for the year ended June 30, 2001. The decrease in the effective tax rate was primarily due to a favorable mix in income among tax jurisdictions in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance increased $35,885 or 11% from $331,257 at June 30, 2002 to $367,142 at June 30, 2003. In connection with the termination of an alternative collateral agreement between us and AstraZeneca, the innovator of Tamoxifen (See Note 1 to the Consolidated Financial Statements), we reduced the cash held in our interest-bearing escrow account from $84,834 at June 30, 2002 to $0 at June 30, 2003. In addition, our marketable securities increased $28,953 from $15,502 at June 30, 2002 to $44,455 at June 30, 2003. Our primary source of cash is funds from operations, and our primary uses of cash are for operating expenses and capital expenditures.

The increase in cash from June 30, 2002 to June 30, 2003 was driven by $160,328 in cash provided by operations in fiscal 2003 which more than offset significant fiscal 2003 cash outlays to expand plant and equipment (approximately $80,617), acquire four proprietary products from Wyeth (approximately $25,992) and purchase marketable securities (approximately $29,400).

Operating Activities

Cash provided by operating activities was $160,328 for the year ended June 30, 2003, driven by net earnings of $167,566, which more than offset an increase in working capital. Working capital, defined as current assets (excluding cash and cash equivalents) less current liabilities, increased by $79,439 as increases in accounts receivable and inventories more than offset increases in accounts payable and accrued liabilities. The $118,484 increase in accounts receivable is primarily attributable to sales of the distributed version of Ciprofloxacin, which we launched in early June 2003. The $12,793 increase in inventories is due to decreased purchases of Tamoxifen which were more than offset by increased purchases of raw materials for products we expect to launch in fiscal 2004 and purchases of Ciprofloxacin. The $77,973 increase in accounts payable is primarily due to the amounts due to Bayer for purchases of Ciprofloxacin. Accrued liabilities increased $14,671 from June 30, 2002 to June 30, 2003, primarily due to amounts owed under royalty agreements related to products launched during fiscal 2003 and an increase in deferred revenues recorded for amounts reimbursed under our contract with the U.S. Department of Defense for the construction of a dedicated facility for the manufacture of the Adenovirus vaccine.

Approximately $24,438 of our fiscal 2003 cash flows from operations related to payments from our contingent non-exclusive supply agreement with Bayer related to our Ciprofloxacin patent challenge. We have recorded $25,688 in other receivables for the proceeds from patent challenges we recognized prior to June 2003. We expect to collect these amounts in the first-half of fiscal 2004.

Cash flow increased by approximately $10,500 due to the reduction in federal income taxes payable resulting from the utilization of a portion of Duramed's federal net operating losses incurred before the merger. We expect cash flows in fiscal 2004 to be favorably affected by approximately $10,500 as a result of the continued utilization of Duramed's federal net operating loss. The annual limitation on the amount of the pre-merger net operating loss that may be deducted is governed by Section 382 of the Internal Revenue Code.

Investing Activities

During fiscal 2002, we initiated a multi-year capital expansion program to increase our production, laboratory, warehouse and distribution capacity in Virginia and Cincinnati. In addition to continuing these programs in fiscal 2003, we also continued to add and upgrade equipment in all of our locations and renovated our new administrative offices. These capital programs are designed to help ensure that we have the facilities necessary to meet the expected future growth of the Company.

During fiscal 2003, we invested $80,617 in capital expenditures and expect our capital expansion program will continue at a level of between $50,000 and $90,000 annually for the next few years. This estimate includes substantially completing the multi-year capital expansion programs noted above, completing the construction of a dedicated facility for the manufacture of the Adenovirus vaccine, the cost of which is being reimbursed by the Federal government, and for completing the renovation of our new administrative offices.

While we believe we have the cash resources to fund the capital spending described above from cash derived from operations, given the large scale and extended nature of some of the planned expenditures, we may consider financing a portion of our projects. We believe we have the capital structure and cash flow to complete any such financing.

In fiscal 2002, we entered into a Loan and Security Agreement (the "Loan Agreement") with Natural Biologics, the raw material supplier for our equine-based generic conjugated estrogens product for which we filed an ANDA with the FDA in June 2003. We believe that the raw material is pharmaceutically equivalent to raw material used to produce Wyeth's Premarin(R). Natural Biologics is a defendant in litigation brought by Wyeth alleging that Natural Biologics misappropriated certain Wyeth trade secrets with respect to the preparation of this raw material. This case was tried in November 2002, and a decision may be rendered by the trial court at any time. An unfavorable decision for Natural Biologics could materially and adversely affect Natural Biologics' ability to repay the loans we have made to it. If that were to be the case, we may be required to write off all or a portion of the loans made to Natural Biologics. As of June 30, 2003, our outstanding loan to Natural Biologics totaled approximately $14,408, including accrued interest, which we have included on our balance sheet in other assets.

Under the terms of the Loan Agreement, absent the occurrence of a material adverse event (including an unfavorable court decision in the Wyeth matter), we could loan Natural Biologics up to $35,000 over a three-year period, including $8,300 and $2,800 during fiscal 2004 and 2005, respectively. The Loan Agreement also provides for a loan of $10,000 based upon the successful outcome of the pending legal proceeding between Wyeth and Natural Biologics, as discussed above. The loans mature on June 3, 2007.

In fiscal 2002, we also entered into a Development, Manufacturing and Distribution Agreement with Natural Biologics which could obligate us to make milestone payments totaling an additional $35,000 to Natural Biologics based on achieving certain legal and product approval milestones, including the approval of a generic product.

As of June 30, 2003, we have invested $44,400 in market auction debt securities, which are readily convertible into cash at par value, with maturity dates ranging from July 21, 2003 to July 13, 2004. We may continue to invest in extended maturity securities based on operating needs and strategic opportunities.

On June 9, 2003, we purchased the rights to four products from Wyeth and entered into a license and sublicense agreement for an oral contraceptive product in development, for initial cash consideration of $25,992 and an agreement for future royalty payments based on our future sales of the products. We also entered into an interim supply agreement with Wyeth in relation to these products, which will terminate as to certain portions of the agreement on various dates over the next two fiscal years. The entire purchase price was allocated to the marketed products and the product in development. No value was assigned to the supply agreement for the acquired products as the product purchase prices under the agreement approximate the price the Company would expect to pay third-party contract manufacturers. The products will be amortized over a weighted-average useful life of 8.75 years. We allocated $3,946 to the product in development and expensed it as acquired in-process research and development upon acquisition because technological feasibility, through FDA or comparable regulatory body approval, had not been established and the projects had no alternative future use.

Financing Activities

Debt balances decreased by approximately $5,434 during fiscal 2003 due to debt repayments. Scheduled principal repayments on our existing debt will be approximately $8,510 in fiscal 2004. We have a $40,000 revolving credit facility that expires on February 27, 2005. We currently have approximately $29,312 available under this facility, with the balance of the facility committed as a $10,688 letter of credit in support of our finite risk insurance arrangement described below.

There are warrants outstanding to purchase 2,250,000 shares of our common stock that expire in March 2004. The warrants were granted in 2000 as part of a strategic transaction with BMS. The exercise price for all such warrants is substantially below the current market price of our common stock. As such, we would anticipate that all or substantially all of these warrants will be exercised prior to their expiration. Warrants for approximately 1,125,000 shares have a "cashless" exercise feature, meaning the warrants could be exercised without cash payments to us by reducing the number of shares issued to the exercising holder (with such reduced number of shares based on the aggregate exercise price for the warrants). Warrants for the remaining 1,125,000 shares require cash payments for their exercise. If exercised in full, and based on current stock price levels, these warrants could provide cash proceeds of approximately $26,000 and a tax benefit of approximately $17,000.

Product Liability Insurance

Due to the significant increase in the cost of traditional product liability insurance, on September 30, 2002 we entered into a finite risk insurance arrangement (the "Arrangement") with a third party insurer. We believe that the Arrangement is an effective way to insure against a portion of potential product liability claims. In exchange for $15,000 in product liability coverage for certain products over a five-year term, the Arrangement provides for us to pay approximately $14,250 in four equal annual installments of $3,563, with the first installment having been made in October 2002. At any six-month interval, we may, at our option, cancel the Arrangement. In addition, at the earlier of termination or expiry, we are eligible for a return of all amounts paid to the insurer, less the insurer's margin and amounts for any incurred claims. We are recording the payments, net of the insurer's margin, as deposits included in other assets.

We continue to be self-insured for potential product liability claims between $15,000 and $25,000. We have purchased additional coverage from an insurance carrier that will offer coverage for claims between $25,000 and $50,000, subject to a $10,000 limitation on some of our products and an exclusion on others.

Simultaneously with entering into our finite policy, we exercised the extended reporting period under our previous insurance policy that provides $10,000 of product liability coverage for an unlimited duration for product liability claims on products sold from September 10, 1987 to September 30, 2002. Additionally, in connection with our merger with Duramed, we purchased a supplemental extended reporting policy under Duramed's prior insurance policy that provides $10,000 of product liability coverage for an unlimited duration for product liability claims on products sold by Duramed between October 1, 1985 and October 24, 2001.

We are currently named as a defendant in several outstanding product liability claims. We have never been held liable for, or agreed to pay, a significant product liability claim. However, if we incur defense costs and liabilities in excess of our self-insurance reserve that are not otherwise covered by insurance, it could have a material adverse effect on our consolidated financial statements.

Strategic Transactions

To expand our business opportunities, we have increased our business development activities and continue to evaluate and enter into various strategic collaborations or acquisitions. The costs to evaluate these opportunities may be significant even if no agreement is entered into and the amount of cash required to enter into these collaborations as well as ongoing cash milestone payments may be significant but cannot be predicted.

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

Merger-Related Costs

On October 24, 2001 we completed our merger with Duramed. In connection with the transaction, we incurred approximately $31,449 in direct transaction costs such as legal and accounting costs, costs associated with facility and product rationalization and severance costs. As of June 30, 2002, all of the direct transaction costs and involuntary termination benefits had been paid and charged against the liability leaving a remaining liability of approximately $1,600, of which $700 related to severance and change in control payments and $900 related to facility costs. As of June 30, 2003, the remaining liability balance of approximately $700 relates to facility costs.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, other than operating leases in the normal course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supercedes APB opinion No. 17, "Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001.

We adopted SFAS 142 on July 1, 2002. SFAS 142 requires goodwill to be tested for impairment annually using a two-step process to determine the amount of impairment, if any, which is then written-off. The first step is to identify potential impairment, which is measured as of the beginning of the fiscal year. To accomplish this, we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and other intangible assets, to those reporting units. Under SFAS 142, to the extent a reporting unit's carrying amount exceeds its fair value, the reporting unit's goodwill may be impaired. During the second quarter of fiscal 2003, we completed the first step of this process and determined there was no indication of goodwill impairment.

Accounting for Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred with a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We adopted SFAS 143 effective as of July 1, 2002. The adoption of SFAS 143 did not have a material impact on our consolidated financial statements.

Accounting for Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We adopted SFAS 144 effective as of July 1, 2002, and any future impairments or disposals of long-lived assets will be subject to the provisions of this statement.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds SFAS 44, "Accounting for Intangible Assets of Motor Carriers." SFAS 145 amends SFAS 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for financial statements issued for fiscal years beginning after

May 15, 2002. Upon adoption of SFAS 145 in July 2002, we reclassified the loss on early extinguishment of debt that was classified as an extraordinary item in the year ended June 30, 2002.

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. This statement is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS 146 effective January 1, 2003 and have considered it in any actions involving exit or disposal costs initiated after that date. The adoption of SFAS 146 did not have a material impact on our consolidated financial statements.

Accounting for Stock-Based Compensation - Transition and Disclosure, An Amendment of FASB Statement No. 123

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, An Amendment of FASB Statement No. 123" ("SFAS 148"). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent disclosures, in both interim and annual financial statements, about the method of accounting for stock-based employee compensation and the effect the method used has on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We will continue to account for stock-based compensation using the intrinsic value method and have adopted the disclosure requirements prescribed by SFAS 148 as of March 31, 2003. The additional required disclosures have been provided in Note 1 to the Consolidated Financial Statements.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and amends certain other existing pronouncements. We currently have no derivative financial instruments, and therefore we do not anticipate that the adoption of SFAS 149 will have a material impact on our consolidated financial statements.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position and affects an issuer's accounting for (1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets, (2) instruments, other than outstanding shares, that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, or (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. In addition to its requirements for the classification and measurement of financial instruments within its scope, SFAS 150 also requires disclosures about alternative ways of settling those instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We believe that the adoption of SFAS 150 will not have a material impact on our consolidated financial statements.

Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, Interpretation of FASB Statement Nos. 5, 57 and 107 and Rescission of FIN 34" ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002, while the initial recognition and measurement provisions are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. We adopted the disclosure and initial recognition and measurement provisions of FIN 45 effective for our periods ended December 31, 2002 and March 31, 2003, respectively. Our adoption of FIN 45 has not had a material effect on our consolidated financial statements.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company (known as the "primary beneficiary"), if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to variable interest entities that existed as of January 31, 2003, in the first fiscal year or interim period beginning after June 15, 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a variable interest entity that are not the primary beneficiary. We do not have any material investments in variable interest entities, and therefore, the adoption of FIN 46 had no material impact on our consolidated financial statements.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio of approximately $411,597 and debt instruments of approximately $42,537. We do not use derivative financial instruments.

Our investment portfolio consists of cash and cash equivalents and market auction debt securities classified as "available for sale." The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in a variety of high credit quality debt securities, including U.S. government and corporate obligations, certificates of deposit and money market funds. Ninety percent of our portfolio matures in less than three months. The carrying value of the investment portfolio approximates the market value at June 30, 2003 and the value at maturity. Because our investments consist of cash equivalents and market auction debt securities, a hypothetical 100 basis point change in interest rates is not likely to have a material effect on our consolidated financial statements.

Approximately 65% of our debt instruments at June 30, 2003 are subject to fixed interest rates and principal payments. The related note purchase agreements permit us to prepay these notes prior to their scheduled maturity, but may require us to pay a prepayment fee based on market rates at the time of prepayment and the note rates. The remaining 35% of debt instruments are primarily subject to variable interest rates based on the prime rate or LIBOR and have fixed principal payments. The fair value of all debt instruments is approximately $40,000 at June 30, 2003. In addition, borrowings under our $40,000 unsecured revolving credit facility (the "Revolver") with Bank of America, N.A., bear interest at a variable rate based on the prime rate, the Federal Funds rate or LIBOR. As of June 30, 2003, there was approximately $29,312 available under this facility due to the issuance of a $10,688 letter of credit in support of our finite risk insurance program. We do not believe that any market risk inherent in our debt instruments is likely to have a material effect on our consolidated financial statements.

As discussed in Note 12 in the accompanying Notes to Consolidated Financial Statements, as of June 30, 2003, we had approximately $14,800 of variable rate debt outstanding. A hypothetical 100 basis point increase in interest rates, based on the June 30, 2003 balance, would reduce our annual net income by approximately $93. Any future gains or losses may differ materially from this hypothetical amount based on the timing and amount of actual interest rate changes and the actual term loan balance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are filed together with this Form 10-K. See the Index to Financial Statements and Financial Statement Schedules on page F-1 for a list of the financial statements filed together with this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

At the conclusion of the period ended June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to Barr and its consolidated subsidiaries required to be disclosed in this report.

CHANGES IN INTERNAL CONTROLS

Subsequent to the date of their evaluation as described above, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls. No significant deficiencies or material weaknesses have been identified.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers are as follows:

        NAME                    AGE                                POSITION
        ----                    ---                                --------
Bruce L. Downey                 55             Chairman of the Board and Chief Executive Officer

Paul M. Bisaro                  42             Director, President and Chief Operating Officer, Barr
                                               Laboratories

Carole S. Ben-Maimon            44             Director, President and Chief Operating Officer, Barr
                                               Research

Salah U. Ahmed                  49             Senior Vice President, Product Development

Michael J. Bogda                42             Senior Vice President, Manufacturing and Engineering

Timothy P. Catlett              47             Senior Vice President, Sales and Marketing

Catherine F. Higgins            51             Senior Vice President, Human Resources

Frederick J. Killion            49             Senior Vice President, General Counsel and Secretary

William T. McKee                41             Senior Vice President, Chief Financial Officer and Treasurer

Christine Mundkur               34             Senior Vice President, Quality and Regulatory Counsel

Martin Zeiger                   66             Senior Vice President, Strategic Business Development

         BRUCE L. DOWNEY became a member of the Board of Directors in January 1993 and was elected Chairman of the Board and Chief Executive Officer in February 1994. From January 1993 to December 1999, he also served as our President. Prior to assuming these positions, from 1981 to 1993, Mr. Downey was a partner in the law firm of Winston & Strawn and a predecessor firm, Bishop, Cook, Purcell and Reynolds.

         PAUL M. BISARO was elected a director in June 1998 and in December 1999 was appointed to the position of President and Chief Operating Officer of Barr Laboratories. Previously, he served as Senior Vice President - Strategic Business Development and General Counsel. Prior to joining us in 1992 as General Counsel, Mr. Bisaro was associated with the law firm of Winston & Strawn and a predecessor firm, Bishop, Cook, Purcell and Reynolds.

         CAROLE S. BEN-MAIMON joined us in January 2001 as President and Chief Operating Officer of Barr Research, and was elected a director in February 2001. Prior to January 2001, Dr. Ben-Maimon was with Teva Pharmaceuticals USA, where she most recently was Senior Vice President, Science and Public Policy, North America. From 1996 until 2000, Dr. Ben-Maimon served as Senior Vice President, Research and Development at Teva. She is Board Certified in Internal Medicine and previously served as Chairperson of the Board of the Generic Pharmaceutical Association.

         SALAH U. AHMED joined the Company in 1993 as Director of Research and Development. Dr. Ahmed was named Vice President, Product Development in September 1996 and Senior Vice President, Product Development in October 2000. Before joining Barr, Dr. Ahmed was a Senior Scientist with Forest Laboratories from 1989 to 1993.

         MICHAEL J. BOGDA joined the Company in October 2000 as Vice President of Validation and Technical Services and was promoted to Senior Vice President-Manufacturing and Engineering in September 2001. Prior to joining Barr, Mr. Bogda was employed by Copley Pharmaceuticals where he was Vice President - Operations and Facility General Manager from 1995-2000.

         TIMOTHY P. CATLETT joined the Company in February 1995 as Vice President, Sales and Marketing. In September 1997, Mr. Catlett was appointed Senior Vice President, Sales and Marketing. From 1978 through 1993, Mr. Catlett held a number of positions with the Lederle Laboratories division of American Cyanamid including Vice President, Cardiovascular Marketing.

         CATHERINE F. HIGGINS joined the Company as Vice President, Human Resources in 1991 and became Senior Vice President, Human Resources in September 2001. Prior to joining Barr, Ms. Higgins served as Vice President, Human Resources for Inspiration Resources Corporation.

         FREDERICK J. KILLION joined the Company in March 2002 as Senior Vice President and General Counsel. Mr. Killion also serves as Corporate Secretary. Mr. Killion joined Barr from the law firm of Winston & Strawn, where he had served as a capital partner since 1999. Prior to joining Winston & Strawn in 1990, Mr. Killion was a partner in the law firm of Bishop, Cook, Purcell and Reynolds where he began as an associate in 1982. Bishop, Cook, Purcell and Reynolds merged with Winston & Strawn in 1990.

         WILLIAM T. McKEE joined the Company in January 1995 as Director of Finance and was appointed Treasurer in March 1995. In September 1996 he was appointed Chief Financial Officer and was later appointed a Vice President in December 1997 and a Senior Vice President in December 1998. Prior to joining Barr, Mr. McKee served as Vice President, Finance for a software development company and held management positions in the accounting firms of Deloitte & Touche LLP and Gramkow & Carnevale, CPAs.

         CHRISTINE MUNDKUR joined the Company in 1993 as Associate Counsel. In September 1997 Ms. Mundkur became Director of Regulatory Affairs and Regulatory Counsel. In September 1998 she became Vice President, Quality and Regulatory Counsel and in August 2001 was promoted to Senior Vice President Quality and Regulatory Counsel.

         MARTIN ZEIGER joined the Company in December 1999 as Senior Vice President, Strategic Business Development and General Counsel. Mr. Zeiger joined Barr from Hoechst Marion Roussel, where he served as a Vice President since the 1995 acquisition by Hoechst of Marion Merrill Dow.

         Our directors and executive officers are elected annually to serve until the next annual meeting or until their successors have been elected and qualified. Our directors' business experience will be set forth in the section headed "Information on Nominees" of our definitive Proxy Statement for the Company's Annual Meeting of Shareholders scheduled for October 23, 2003 (the "Proxy Statement"), which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

A description of our executive officers' compensation will be set forth in the sections titled "Executive Compensation", "Option Grants", "Option Exercises and Option Values" and "Executive Agreements" of the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A description of the security ownership of certain beneficial owners and management, as well as equity compensation plan information, will be set forth in the sections titled "Ownership of Securities" of the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A description of certain relationships and related transactions will be set forth in the section titled "Certain Relationships and Related Transactions" of the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

A description of the fees paid to our independent auditors will be set forth in the section titled "Independent Public Accountants" of the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statement Schedules:

         See the Index on page F-1 below.

(b)      Reports on Form 8-K:

         We filed the following reports on Form 8-K in the quarter ended June 30, 2003.

  REPORT DATE                      ITEM REPORTED
April 24, 2003                     Press release announcing results for our fiscal year 2003 third quarter.

May 15, 2003                       Press release announcing that the U.S. District Court for the Eastern
                                   District of New York granted our motion to dismiss the case captioned In Re
                                   Tamoxifen Citrate Antitrust Litigation.

(c)      Exhibits

2.1 Agreement and Plan of Merger, dated as of June 29, 2001, by and among the Registrant, Beta Merger Sub I, Inc. and Duramed Pharmaceuticals, Inc. (13)

2.2 Asset Purchase Agreement dated March 16, 2002 between Enhance Pharmaceuticals, Inc. and the Company (21)

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

4.3      Note Purchase Agreements dated November 18, 1997 (1)

10.1 Lease, dated February 6, 2003, between Mack-Cali Properties Co. No. 11 L.P. and Barr Laboratories, Inc. (22)

10.2     Stock Option Plan (3)

10.3     Collective Bargaining Agreement, effective April 1, 1996 (10)

10.4 Amended and Restated Employment Agreement with Bruce L. Downey, dated as of August 19, 2002 (21)

10.5     Agreement with Ezzeldin A. Hamza (4)

10.6 Distribution and Supply Agreement for Tamoxifen Citrate dated March 8, 1993 (4)

10.7     1993 Stock Incentive Plan (5)

10.8     1993 Employee Stock Purchase Plan (6)

10.9     1993 Stock Option Plan for Non-Employee Directors (7)

10.10    2002 Stock and Incentive Award Plan (20)

10.11    2002 Stock Option Plan for Non-Employee Directors (20)

10.12    Agreement with Edwin A. Cohen and Amendment thereto (8)

10.13 Distribution and Supply Agreement for Ciprofloxacin Hydrochloride dated January 1997 (9)

10.14 Proprietary Drug Development and Marketing Agreement dated March 20, 2000 (11)

10.15    Description of Excess Savings and Retirement Plan (12)

10.16 Amended and Restated Employment Agreement with Paul M. Bisaro, dated as of August 19, 2002 (21)

10.17 Amended and Restated Employment Agreement with Carole S. Ben-Maimon, dated as of August 19, 2002 (21)

10.18 Amended and Restated Employment Agreement with Timothy P. Catlett, dated as of February 19, 2003

10.19 Amended and Restated Employment Agreement with William T. McKee, dated as of February 19, 2003 (22)

10.20    Agreement with Martin Zeiger (14)

10.21 Amended and Restated Employment Agreement with Fredrick J. Killion, dated as of February 19, 2003 (22)

10.22    Agreement with E. Thomas Arington (21)

10.23    Amended and Restated Employment Agreement with Salah U. Ahmed

10.24 Amended and Restated Employment Agreement with Christine A. Mundkur, dated as of February 19, 2003

10.25 Amended and Restated Employment Agreement with Catherine F. Higgins, dated as of February 19, 2003

10.26    Employment Agreement with Michael J. Bogda, dated as of May 15, 2003

10.27    Duramed 1988 Stock Option Plan (15)

10.28    Duramed 1991 Stock Option Plan for Nonemployee Directors (16)

10.29    Duramed 1997 Stock Option Plan (17)

10.30    Duramed 2000 Stock Option Plan (18)

10.31    Duramed 1999 Nonemployee Director Stock Plan (19)

21.0     Subsidiaries of the Company

23.1     Consent of Deloitte & Touche LLP

23.2     Consent of Ernst & Young LLP

31.1 Certification of Bruce L. Downey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of William T. McKee to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(20) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Proxy Statement relating to the 2002 Annual Meeting of Stockholders and incorporated herein by reference.

(21) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference.

(22) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 BARR LABORATORIES, INC.

                                                 By: /s/Bruce L. Downey
                                                     ------------------
                                                     Bruce L. Downey
                                                     Chairman of the Board and
                                                       Chief Executive Officer

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

    Signature                                                 Title                             Date
    ---------                                                 -----                             ----
/s/ Bruce L. Downey                                Chairman of the Board and Chief         August 26, 2003
-------------------                                   Executive Officer (Principal
Bruce L. Downey                                       Executive Officer)

/s/William T. McKee                                Senior Vice President, Chief            August 26, 2003
-------------------                                   Financial Officer and Treasurer
William T. McKee                                      (Principal Financial Officer and
                                                      Principal Accounting Officer)

/s/Carole S. Ben-Maimon                            Director                                August 26, 2003
-----------------------
Carole S. Ben-Maimon

/s/Paul M. Bisaro                                  Director                                August 26, 2003
-----------------
Paul M. Bisaro

/s/Harold N. Chefitz                               Director                                August 26, 2003
--------------------
Harold N. Chefitz

/s/Richard R. Frankovic                            Director                                August 26, 2003
-----------------------
Richard R. Frankovic

/s/James S. Gilmore III                            Director                                August 26, 2003
-----------------------
James S. Gilmore III

/s/Jack M. Kay                                     Director                                August 26, 2003
--------------
Jack M. Kay

/s/Peter R. Seaver                                 Director                                August 26, 2003
------------------
Peter R. Seaver

/s/George P. Stephan                               Director                                August 26, 2003
--------------------
George P. Stephan

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                          Page
                                                                                                          ----
Independent Auditors' Report                                                                              F-2

Report of Independent Auditors                                                                            F-3

Consolidated Balance Sheets as of June 30, 2003 and 2002                                                  F-4

Consolidated Statements of Operations for the years ended June 30, 2003, 2002
   and 2001                                                                                               F-5

Consolidated Statements of Shareholders' Equity for the years ended June 30, 2003,
   2002 and 2001                                                                                          F-6

Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002
   and 2001                                                                                               F-8

Notes to Consolidated Financial Statements                                                                F-9

Schedule II - Valuation and Qualifying Accounts for the years
   ended June 30, 2003, 2002 and 2001                                                                     S-1

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Barr Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Barr Laboratories, Inc. and subsidiaries (the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed at Item
15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and Duramed Pharmaceuticals, Inc. ("Duramed"), which has been accounted for as a pooling of interests as described in Note 3 to the consolidated financial statements. We did not audit the financial statements of Duramed for the six-month period ended June 30, 2001 or the year ended December 31, 2000, which statements reflect total assets of $136,587,000 and $81,966,000 as of June 30, 2001 and December 31, 2000, respectively, and total revenues of $59,831,000 and $83,465,000 for the respective periods then ended. The financial statements of Duramed for such period were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Duramed for such periods, is based solely on the report of such other auditors. The financial statements of Duramed were combined with the financial statements of the Company as described in Note 1. Certain accounts of Duramed were reclassified to conform to the presentation method used by the Company and restated to give effect to pooling of interest adjustments of Duramed's tax valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Barr Laboratories, Inc. and subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the report of other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also audited the adjustments described in Note 3 that were applied to restate the June 30, 2001 and December 31, 2000 financial statements of Duramed. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ Deloitte & Touche LLP

Stamford, Connecticut
August 6, 2003

Report of Independent Auditors

The Board of Directors
Duramed Pharmaceuticals, Inc.

We have audited the consolidated balance sheets of Duramed Pharmaceuticals, Inc. as of June 30, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows for the six months ended June 30, 2001 and for the year ended December 31, 2000 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Duramed Pharmaceuticals, Inc. at June 30, 2001 and December 31, 2000, and the consolidated results of its operations and its cash flows for the six months ended June 30, 2001 and for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Cincinnati, Ohio
November 30, 2001

BARR LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                   JUNE 30,         JUNE 30,
                                                                                                     2003            2002
                                                                                                 -----------      -----------
                                                ASSETS
Current assets:
  Cash and cash equivalents                                                                      $   367,142      $   331,257
  Marketable securities                                                                               29,400                -
  Accounts receivable, net (including receivables from related parties of $2,398 in 2003 and
    $829 in 2002)                                                                                    221,652          103,168
  Other receivables                                                                                   31,136           23,230
  Inventories, net                                                                                   163,926          151,133
  Deferred income taxes                                                                               27,375           18,208
  Prepaid expenses and other current assets                                                            6,873            7,852
                                                                                                 -----------      -----------
    Total current assets                                                                             847,504          634,848

Property, plant and equipment, net                                                                   223,516          165,522
Deferred income taxes                                                                                  5,589           21,270
Marketable securities                                                                                 15,055           15,502
Other intangible assets                                                                               45,949           28,200
Goodwill                                                                                              14,118           13,941
Other assets                                                                                          29,206            9,271
                                                                                                 -----------      -----------
    Total assets                                                                                 $ 1,180,937      $   888,554
                                                                                                 ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                               $   188,852      $   110,879
  Accrued liabilities (including accrued liabilities to related parties of $648 in
    2003 and $634 in 2002)                                                                            66,109           51,438
  Current portion of long-term debt                                                                    7,029            3,642
  Current portion of capital lease obligations                                                         1,481            1,695
  Income taxes payable                                                                                11,316            9,801
                                                                                                 -----------      -----------
    Total current liabilities                                                                        274,787          177,455

Long-term debt                                                                                        30,629           37,657
Long-term portion of capital lease obligations                                                         3,398            4,977
Other liabilities                                                                                      4,128            1,933

Commitments & Contingencies (Note 21)

Shareholders' equity:
  Preferred stock, $1 par value per share; authorized 2,000,000 shares; none issued                        -                -
  Common stock $.01 par value per share; authorized 100,000,000;
    issued 67,066,196 and 43,792,170 in 2003 and 2002, respectively                                      671              438
  Additional paid-in capital                                                                         326,001          291,637
  Retained earnings                                                                                  542,210          375,066
  Accumulated other comprehensive (loss) income                                                         (179)              99
                                                                                                 -----------      -----------
                                                                                                     868,703          667,240
  Treasury stock at cost: 280,398 and 186,932 in 2003 and 2002, respectively                            (708)            (708)
                                                                                                 -----------      -----------
    Total shareholders' equity                                                                       867,995          666,532
                                                                                                 -----------      -----------
    Total liabilities and shareholders' equity                                                   $ 1,180,937      $   888,554
                                                                                                 ===========      ===========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

BARR LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      2003            2002           2001
                                                                                   ----------      ----------     ----------
Revenues:
  Product sales (including sales to related parties of $12,727, $16,472 and
    $8,279 in 2003, 2002 and 2001, respectively)                                   $  894,888      $1,171,358     $  576,656
  Development and other revenue                                                         7,976          17,626         16,495
                                                                                   ----------      ----------     ----------
Total revenues                                                                        902,864       1,188,984        593,151

Costs and expenses:
  Cost of sales (including amounts paid to related parties of $5,023, $180,013
    and $2,644 in 2003, 2002 and 2001, respectively)                                  424,099         676,323        391,109
  Selling, general and administrative                                                 160,978         111,886         76,821
  Research and development                                                             91,207          75,697         57,617
  Merger-related costs                                                                      -          31,449              -
                                                                                   ----------      ----------     ----------

Earnings from operations                                                              226,580         293,629         67,604

Proceeds from patent challenge settlement                                              31,396          31,958         28,313
Interest income                                                                         6,341           7,824          9,423
Interest expense                                                                        1,474           3,530          7,195
Other (expense) income, net                                                              (128)          7,656          3,648
                                                                                   ----------      ----------     ----------

Earnings before income taxes                                                          262,715         337,537        101,793

Income tax expense                                                                     95,149         125,318         38,714
                                                                                   ----------      ----------     ----------

Net earnings                                                                          167,566         212,219         63,079

Preferred stock dividends                                                                   -             457            338
Deemed dividend on convertible preferred stock                                              -           1,493            175
                                                                                   ----------      ----------     ----------

Net earnings applicable to common shareholders                                     $  167,566      $  210,269     $   62,566
                                                                                   ==========      ==========     ==========

Earnings per common share - basic                                                  $     2.54      $     3.25     $     0.99
                                                                                   ==========      ==========     ==========

Earnings per common share - diluted                                                $     2.43      $     3.09     $     0.94
                                                                                   ==========      ==========     ==========

Weighted average shares                                                                66,083          64,665         62,960
                                                                                   ==========      ==========     ==========

Weighted average shares - diluted                                                      69,061          68,135         66,860
                                                                                   ==========      ==========     ==========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

BARR LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     Additional
                                                         Additional     paid        Warrant
                                        Common stock       paid      in capital-  subscription  Retained
                                      Shares     Amount  in capital   warrants     receivable   earnings
                                     -------------------------------------------------------------------
BALANCE, JULY 1, 2000                41,360,835  $  413  $  210,531  $    16,418  $     (1,835) $ 97,268
Comprehensive income:
  Net earnings                                                                                    63,079
  Unrealized gain on marketable
    securities, net of
    tax of $226
  Reclassification adjustment

Total comprehensive income
Tax benefit of stock incentive plans                         11,614
Issuance of stock in connection
  with benefit plans                     14,231       -         346
Conversion of Series F
  Preferred Stock, net                  331,503       4       4,914
Issuance of warrants in connection
  with Series G Preferred Stock                                 765
Preferred stock valuation adjustment                          1,335
Issuance of common stock
  for exercised stock options
  and employees' stock
  purchase plans                        626,955       7      10,272
Dividend on Preferred Stock                                    (513)
Proceeds applied to
  warrant receivable                                                                     1,835
                                     -------------------------------------------------------------------
BALANCE, JUNE 30, 2001               42,333,524     424     239,264       16,418             -   160,347
Comprehensive income:
  Net earnings                                                                                   212,219
  Unrealized loss on marketable
    securities, net of
    tax of $168

Total comprehensive income
Pooling adjustments                     125,590      (1)      1,219                                2,551
Tax benefit of stock incentive plans                          5,611
Issuance of stock in connection
  with benefit plans                      2,349       -         177
Issuance of common stock
  for exercised stock options
  and employees' stock
  purchase plans                        797,380       8      19,882
Issuance of common stock for
  exercised warrants                     21,565       2         762
Conversion of preferred stock           512,387       5       8,841
Deemed dividend on convertible
  preferred stock                                               (80)
Dividend on convertible preferred
  stock                                                        (457)
Cash in lieu of fractional shares          (625)                                                     (51)
Common stock acquired for treasury                                -
                                     -------------------------------------------------------------------
BALANCE, JUNE 30, 2002               43,792,170     438     275,219       16,418             -   375,066

                                      Accumulated
                                         other                           Total
                                     comprehensive  Treasury stock   shareholders'
                                     income/(loss)  Shares   Amount     equity
                                     ---------------------------------------------
BALANCE, JULY 1, 2000                $       1,916  176,932  $  (13) $     324,698
Comprehensive income:
  Net earnings                                                              63,079
  Unrealized gain on marketable
    securities, net of
    tax of $226                                305                             305
  Reclassification adjustment               (1,884)                         (1,884)
                                                                     -------------
Total comprehensive income                                                  61,500
Tax benefit of stock incentive plans                                        11,614
Issuance of stock in connection
  with benefit plans                                                           346
Conversion of Series F
  Preferred Stock, net                                                       4,918
Issuance of warrants in connection
  with Series G Preferred Stock                                                765
Preferred stock valuation adjustment                                         1,335
Issuance of common stock
  for exercised stock options
  and employees' stock
  purchase plans                                                            10,279
Dividend on Preferred Stock                                                  (513)
Proceeds applied to
  warrant receivable                                                         1,835
                                     ---------------------------------------------
BALANCE, JUNE 30, 2001                         337  176,932     (13)       416,777
Comprehensive income:
  Net earnings                                                             212,219
  Unrealized loss on marketable
    securities, net of
    tax of $168                               (238)                           (238)
                                                                     -------------
Total comprehensive income                                                 211,981
Pooling adjustments                                                          3,769
Tax benefit of stock incentive plans                                         5,611
Issuance of stock in connection
  with benefit plans                                                           177
Issuance of common stock
  for exercised stock options
  and employees' stock
  purchase plans                                                            19,890
Issuance of common stock for
  exercised warrants                                                           764
Conversion of preferred stock                                                8,846
Deemed dividend on convertible
  preferred stock                                                              (80)
Dividend on convertible preferred
  stock                                                                       (457)
Cash in lieu of fractional shares                                              (51)
Common stock acquired for treasury                   10,000    (695)          (695)
                                     ---------------------------------------------
BALANCE, JUNE 30, 2002                          99  186,932    (708)       666,532

BARR LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONT.)
FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     Additional
                                                         Additional     paid        Warrant
                                        Common stock       paid      in capital-  subscription  Retained
                                      Shares     Amount  in capital   warrants     receivable   earnings
                                     -------------------------------------------------------------------
BALANCE, JUNE 30, 2002               43,792,170     438     275,219       16,418             -   375,066
Comprehensive income:
  Net earnings                                                                                   167,566
  Unrealized loss on marketable
     securities, net of
     tax of $170

Total comprehensive income
Tax benefit of stock incentive plans                         10,912
Issuance of common stock
  for exercised stock options
  and employees' stock
  purchase plans                      1,020,032      10      23,453
Issuance of common stock for
  exercised warrants                     83,940       1          (1)
Stock split (3-for-2)                22,170,054     222                                             (422)
                                     -------------------------------------------------------------------
BALANCE, JUNE 30, 2003               67,066,196  $  671  $  309,583  $    16,418  $          -  $542,210
                                     ===================================================================

                                      Accumulated
                                         other                           Total
                                     comprehensive  Treasury stock   shareholders'
                                     income/(loss)  Shares   Amount     equity
                                     ---------------------------------------------
BALANCE, JUNE 30, 2002                          99  186,932    (708)       666,532
Comprehensive income:
  Net earnings                                                             167,566
  Unrealized loss on marketable
     securities, net of
     tax of $170                              (278)                           (278)
                                                                     -------------
Total comprehensive income                                                 167,288
Tax benefit of stock incentive plans                                        10,912
Issuance of common stock
  for exercised stock options
  and employees' stock
  purchase plans                                                            23,463
Issuance of common stock for
  exercised warrants                                                             -
Stock split (3-for-2)                                93,466                   (200)
                                     ---------------------------------------------
BALANCE, JUNE 30, 2003               $        (179) 280,398 $  (708) $     867,995
                                     =============================================

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BARR LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001
(IN THOUSANDS OF DOLLARS)

                                                                                            2003           2002           2001
                                                                                          ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                            $ 167,566      $ 212,219      $  63,079
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                                            22,713         15,290         14,324
    Deferred income tax expense (benefit)                                                     6,684          6,389         (4,159)
    Write-off of intangible asset                                                             1,330              -              -
    Write-off of deferred financing fees associated with early extinguishment of debt             -            247              -
    Loss on sale of assets                                                                      176              -            303
    Gain on sale of marketable securities                                                         -              -         (6,671)
    Write-off of investments                                                                    250              -          2,750
    Other                                                                                       (64)           260            151

  Tax benefit of stock incentive plans                                                       10,912          5,611         11,614
  Write-off of in-process research and development associated with acquisitions               3,946          1,000              -

   Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable and other receivables, net                                       (126,390)        (5,155)       (24,389)
      Inventories, net                                                                      (12,793)        (8,304)       (29,916)
      Prepaid expenses                                                                          923           (844)            39
      Other assets                                                                          (11,279)          (179)           508
    Increase (decrease) in:
      Accounts payable, accrued liabilities and other liabilities                            94,839          8,766         13,642
      Income taxes payable                                                                    1,515           (475)         6,226
                                                                                          ---------      ---------      ---------
    Net cash provided by operating activities                                               160,328        234,825         47,501
                                                                                          ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                (80,617)       (47,205)       (19,323)
  Proceeds from sale of property, plant and equipment                                         2,997            395             27
  Loans to Natural Biologics                                                                 (9,166)        (4,730)             -
  Acquisitions                                                                              (25,992)       (46,288)             -
  (Purchases) proceeds of marketable securities, net                                        (29,400)       (15,000)        10,839
  Other                                                                                           -           (500)             -
                                                                                          ---------      ---------      ---------
    Net cash used in investing activities                                                  (142,178)      (113,328)        (8,457)
                                                                                          ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt and capital leases                                    (5,528)       (12,166)       (17,405)
  Net borrowings under line of credit                                                             -        (20,316)         2,535
  Long-term borrowings                                                                            -              -         20,799
  Proceeds from issuance of preferred stock                                                       -              -          9,700
  Proceeds from issuance of common stock                                                          -              -          1,163
  Earnings under DuPont agreements applied to warrant receivable                                  -              -          1,835
  Purchase of treasury stock                                                                      -           (695)             -
  Proceeds from exercise of stock options and employee stock purchases                       23,463         20,655          9,117
  Dividends paid on preferred stock                                                               -            (11)          (371)
  Other                                                                                        (200)           (50)             -
                                                                                          ---------      ---------      ---------
    Net cash provided by (used in) financing activities                                      17,735        (12,583)        27,373
                                                                                          ---------      ---------      ---------
Increase in cash and cash equivalents                                                        35,885        108,914         66,417
Cash and cash equivalents, beginning of year                                                331,257        222,343        155,926
                                                                                          ---------      ---------      ---------
Cash and cash equivalents, end of year                                                    $ 367,142      $ 331,257      $ 222,343
                                                                                          =========      =========      =========

SUPPLEMENTAL CASH FLOW DATA:
  Cash paid during the year:
    Interest, net of portion capitalized                                                  $   1,455      $   3,510      $   6,666
                                                                                          =========      =========      =========
    Income taxes                                                                          $  76,039      $ 113,563      $  25,533
                                                                                          =========      =========      =========
  Non-cash transactions:
    Equipment under capital lease                                                         $      94      $   5,318      $   1,383
                                                                                          =========      =========      =========
    Write-off of equipment & leasehold improvements related to closed facility            $       -      $   5,307      $       -
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

                             BARR LABORATORIES, INC.

                 Notes to the Consolidated Financial Statements
               (in thousands of dollars, except per share amounts)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Principles of Consolidation and Other Matters

                  Barr Laboratories, Inc., a New York corporation, is a specialty pharmaceutical company engaged in the development, manufacture, and marketing of generic and proprietary pharmaceutical products primarily in the United States. The consolidated financial statements include the accounts of Barr Laboratories, Inc. and its wholly-owned subsidiaries (the "Company" or "Barr"). The Company, when used in the context of "the Company and Duramed," refers to pre-merger Barr. All significant intercompany balances and transactions have been eliminated in consolidation.

                  Sherman Delaware, Inc. owned approximately 16% of the outstanding common stock of the Company at June 30, 2003. Dr. Bernard C. Sherman is a principal stockholder of Sherman Delaware, Inc. and was a Director of Barr Laboratories, Inc. until October 24, 2002 (see Note 14).

                  On October 24, 2001, the Company completed a merger with Duramed Pharmaceuticals, Inc. ("Duramed"), a developer, manufacturer, and marketer of prescription drug products focusing on women's health and the hormone therapy markets. The merger qualified as a tax-free reorganization and was accounted for as a pooling-of-interests for financial reporting purposes. Accordingly, in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-X of the U.S. Securities and Exchange Commission, all financial data of the Company presented in these financial statements has been restated as described below to include the historical financial data of Duramed (see Note 3).

                  The Company and Duramed had different fiscal year-ends. Duramed had a calendar year-end, whereas the Company's fiscal year ends on June 30th. Financial information for the fiscal year ended June 30, 2002 is presented as if the Company and Duramed were merged on July 1, 2001. For the fiscal year ended June 30, 2001, financial information for Barr's fiscal year ended June 30th was combined with financial information for Duramed's calendar year ended December 31st. Barr's consolidated statement of operations for the fiscal year ended June 30, 2001 was combined with Duramed's statement of operations for the calendar year ended December 31, 2000. Barr's statement of cash flows for the fiscal year ended June 30, 2001 was combined with Duramed's statement of cash flows for the calendar year ended December 31, 2000.

                  This presentation of the combined financial information described above has the effect of excluding Duramed's audited results from operations for the six-month period ended June 30, 2001. Net revenues and net income for Duramed for the six-month period ended June 30, 2001 were $59,831 and $49,038, respectively. On a stand alone basis, Duramed's net income of $49,038 reflects the benefit of reversing $44,755 of the valuation allowance that Duramed previously established to offset certain deferred tax assets. The valuation allowance was reversed based on the expectation that, as a result of the merger, the combined company would be able to utilize a majority of these deferred tax assets (see Note 3). In addition, from July 1, 2001 through October 24, 2001, the date of the merger, Duramed reversed an additional $1,732 of valuation allowance, bringing the total valuation allowance reversals to $46,487. In accordance with SFAS 109 "Accounting for Income Taxes", Duramed's net earnings of $49,038 less the $46,487 reversal of valuation allowance, or $2,551, has been reported as an increase to Barr's retained earnings within the consolidated statements of shareholders' equity for the year ended June 30, 2002. Duramed's cash flows (used in) provided by operating, investing and financing activities for the six-months ended June 30, 2001 were ($208), ($1,446), and $1,654, respectively.

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

         (b)      Credit and Market Risk

                  Financial instruments that potentially subject the Company to credit risk consist principally of interest-bearing investments, trade receivables and a loan receivable from Natural Biologics. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers.

         (c)      Cash and Cash Equivalents

                  Cash equivalents consist of short-term, highly liquid investments including market auction debt securities with maturities of three months or less and with interest rates that are re-set in intervals of 7 to 49 days, which are readily convertible into cash at par value, which approximates cost.

                  As of June 30, 2003 and 2002, $0 and $84,834, respectively, of the Company's cash was held in an interest bearing escrow account. Such amounts represented the portion of the Company's payable balance with AstraZeneca that the Company had decided to secure in connection with its cash management policy. On August 21, 2002, the Company's supply agreement with AstraZeneca expired.

         (d)      Inventories

                  Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. The Company establishes reserves for its inventory to reflect situations in which the cost of the inventory is not expected to be recovered. The Company regularly reviews its inventory, including when product is close to expiration and is not expected to be sold, when product has reached its expiration date, or when product is not expected to be saleable based on the Company's quality assurance and control standards. The reserve for these products is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. The Company monitors inventory levels, expiry dates and market conditions on a regular basis. The Company records provisions for inventory reserves as part of cost of sales.

         (e)      Property, Plant and Equipment

                  Property, plant and equipment is recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets. Amortization of capital lease assets is included in depreciation expense. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful lives or the terms of the respective leases.

                  The estimated useful lives of the major classification of depreciable assets are:

                         Years
                         -----
                         Buildings                                      30-45
                         Building improvements                             10
                         Machinery and equipment                         3-10
                         Leasehold improvements                          2-1

                  Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized.

         (f)      Goodwill and Other Intangible Assets

                  In connection with acquisitions, the Company determines the amounts assigned to goodwill and intangibles based on purchase price allocations. These allocations, including an assessment of the estimated useful lives of intangible assets, have been performed by qualified independent appraisers using generally accepted valuation methodologies. The valuation of intangible assets is generally based on the estimated future cash flows related to those assets, while the value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Useful lives are determined based on the expected future period of benefit of the asset, which considers various characteristics of the asset, including historical cash flows. As required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company reviews goodwill for impairment annually, or more frequently if impairment indicators arise.

         (g)      Stock-Based Compensation

                  The Company has three stock-based employee compensation plans, two stock-based non-employee director compensation plans and an employee stock purchase plan, which are described more fully in Note 16. The Company accounts for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                               FOR THE YEAR ENDED JUNE 30,
                                           2003           2002           2001
                                        ----------    ------------    ----------
NET INCOME, AS REPORTED                 $  167,566    $    210,269    $   62,566
  Add: Stock-based employee
    compensation expense included
    in reported net income, net of
    related tax effects                          -             387           174
  Deduct: Total stock-based
    employee compensation expense
    determined under fair value
    based method for all awards,
    net of related tax effects               6,577          17,572         5,895
                                        ----------    ------------    ----------
PRO FORMA NET INCOME                    $  160,989    $    193,084    $   56,845
                                        ==========    ============    ==========

EARNINGS PER SHARE:

  Basic - as reported                   $     2.54    $       3.25    $     0.99
                                        ==========    ============    ==========

  Basic - pro forma                     $     2.44    $       2.99    $     0.90
                                        ==========    ============    ==========

  Diluted - as reported                 $     2.43    $       3.09    $     0.94
                                        ==========    ============    ==========

  Diluted - pro forma                   $     2.33    $       2.83    $     0.85
                                        ==========    ============    ==========

                  The pro forma results for fiscal 2002 reflect the accelerated vesting of options as a result of the merger with Duramed as described in Note 3.

                  For all plans, the fair value of each option grant was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

                                                  YEAR ENDED JUNE 30,
                                          2003           2002           2001
                                       ----------    ------------    ----------
Average expected term (years)                   4               3             3
Risk-free interest rate                      2.29%           3.62%         5.25%
Dividend yield                                  0%              0%            0%
Volatility                                  53.73%          46.96%        51.30%
Fair value of options granted
 at market                             $    15.77    $      17.11    $    13.66

                  The weighted-average fair value of the options granted in fiscal 2001, which were below the current market price on the date of grant, was $28.01 per share.

         (h)      Research and Development

                  Research and development costs, which consist principally of product development costs, are charged to operations as incurred.

         (i)      Shipping and Handling Costs

                  Shipping and handling costs, which approximated $1,591, $1,533 and $678 in fiscal 2003, 2002 and 2001, respectively, were included in selling, general and administrative expenses.

         (j)      Stock Split

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

         (k)      Earnings Per Share

                  As discussed above, on October 24, 2001, the Company completed a merger with Duramed where the Company issued approximately
                  11.25 million shares of its common stock for all the outstanding common stock of Duramed and exchanged all options and warrants to purchase Duramed stock for options and warrants to purchase approximately 1.8 million shares of the Company's common stock.

                  All applicable prior year share and per share amounts have been adjusted for the merger.

                  The following is a reconciliation of the numerators and denominators used to calculate earnings per common share ("EPS") as presented in the Consolidated Statements of
                  Operations:

(in thousands except
per share amounts)                            2003           2002           2001
                                        ----------    ------------    ----------
Net earnings                            $  167,566    $    212,219    $   63,079
Dividends on preferred stock                     -             457           338
Deemed dividend on convertible
  preferred stock                                -           1,493           175
                                        ----------    ------------    ----------
Numerator for basic and diluted
  earnings per share
  available for common
  shareholders                          $  167,566    $    210,269    $   62,566
                                        ==========    ============    ==========
Earnings per common share - basic           66,083          64,665        62,960

Earnings available for common
  shareholders                          $     2.54    $       3.25    $     0.99
                                        ==========    ============    ==========

Earnings per common share - diluted:
Weighted average shares                     66,083          64,665        62,960

Effect of dilutive options                   2,978           3,470         3,900
                                        ----------    ------------    ----------
Weighted average shares- diluted
  (denominator)                             69,061          68,135        66,860

Earnings available for common
  shareholders                          $     2.43    $       3.09    $     0.94
                                        ==========    ============    ==========

(in whole share amounts)                     2003           2002           2001
                                       ----------    ------------    ----------
Not included in the calculation
  of diluted earnings
  per share because their impact
    is antidilutive:
    Stock options outstanding            1,265,874      1,132,788       266,464
    Warrants                                     -              -        22,284
    Preferred if converted                       -        759,486       759,486

         (l)      Deferred Financing Fees

                  All debt issuance costs are being amortized on a straight-line basis over the life of the related debt, which matures in 2004, 2007 and 2010. Warrant issuance costs are being amortized on a straight-line basis over the terms of the related warrants. The total unamortized amounts of $310 and $454 at June 30, 2003 and 2002, respectively, are included in other assets in the Consolidated Balance Sheets.

         (m)      Fair Value of Financial Instruments

                  Cash, Accounts Receivable, Other Receivables and Accounts Payable - The carrying amounts of these items are a reasonable estimate of their fair value.

                  Marketable Securities - Marketable securities are recorded at their fair value (see Note 8).

                  Other Assets - Investments that do not have a readily determinable market value are recorded at cost, as it is a reasonable estimate of fair value or current realizable value.

                  Long-Term Debt - The fair value at June 30, 2003 and 2002 is estimated at $40,000 and $43,000, respectively (see Note 12 for carrying value). Estimates were determined by discounting the future cash flows using rates currently available to the Company.

                  The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

         (n)      Use of Estimates in the Preparation of Financial Statements

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  The most significant estimates made by management include those made in the areas of sales returns and allowances, including shelf stock adjustments; inventory reserves; deferred taxes; litigation; self-insurance reserves; and the assessment of the recoverability of goodwill and other intangible assets.

                  Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

         (o)      Self-Insurance Reserve

                  The Company is primarily self-insured for potential product liability claims on products sold on or after September 30, 2002. The Company records a self-insurance reserve for each reported claim on a case-by-case basis, plus an allowance for the estimated future cost of incurred but not reported ("IBNR") claims. In assessing the amounts to record for each reported claim, with the assistance of its counsel and insurance consultants, the Company considers the nature and amount of the claim, its prior experience with similar claims, and whether the amount expected to be paid on a claim is both probable and reasonably estimable. In determining the allowance for the estimated future cost of both reported and IBNR claims as of June 30, 2003, the Company utilized projections of its outstanding estimated losses as determined by an independent actuary. As of June 30, 2003, the Company had recorded self-insurance reserves and related expenses of $1,333 in accrued liabilities and selling, general and administrative expenses. The costs of the ultimate disposition of both existing and IBNR claims may differ from this reserve amount.

         (p)      Litigation

                  The Company is subject to litigation in the ordinary course of business and also to certain other contingencies (see Note
                  21). Legal fees and other expenses related to litigation and contingencies are recorded as incurred. Additionally, the Company, in consultation with its counsel, assesses the need to record a liability for litigation and contingencies on a case-by-case basis. Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable.

         (q)      Income Taxes

                  Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided for the portion of deferred tax assets that are "more-likely-than-not" to be unrealized. Deferred tax assets and liabilities are measured using enacted tax rates and laws.

         (r)      Revenue Recognition

                  Product sales

                  The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, when estimated provisions for product returns, rebates, chargebacks and other sales allowances are reasonably determinable, and when collectibility is reasonably assured. Accruals for these provisions are presented in the consolidated financial statements as reductions to revenues. Accounts receivable are presented net of allowances relating to the above provisions of $136,059 and $93,789 at June 30, 2003 and 2002,
                  respectively.

                  Development and other revenue

                  The Company recognizes revenues under research and development agreements as it performs the related research and development. Amounts Barr receives under these agreements are not refundable. For the year ended June 30, 2001, development and other revenue included $562 related to transition revenues under the ViaSpan Agreement (see Note 4).

         (s)      Advertising and Promotion Costs

                  Costs associated with advertising and promotion expenses are expensed in the period in which the advertising is first used and these costs are included in selling, general and administrative expenses. Advertising and promotion expenses totaled approximately $21,377, $4,678, and $2,749 for the years ending June 30, 2003, 2002 and 2001, respectively.

         (t)      Sales Returns and Allowances

                  At the time of sale, the Company records estimates for various costs, which reduce product sales. These costs include estimates for product returns, rebates, chargebacks and other sales allowances. In addition, the Company may record allowances for shelf-stock adjustments when the conditions are appropriate. Estimates for sales allowances such as product returns, rebates and chargebacks are based on a variety of factors including actual return experience of that product or similar products, rebate arrangements for each product, and estimated sales by our wholesale customers to other third parties who have contracts with Barr. Actual experience associated with any of these items may be different than the Company's estimates. Barr regularly reviews the factors that influence its estimates and, if necessary, makes adjustments when it believes that actual product returns, credits and other allowances may differ from established reserves.

                  The Company often issues credits to customers for inventory remaining on their shelves following a decrease in the market price of a generic pharmaceutical product. These credits, commonly referred to in the pharmaceutical industry as "shelf-stock adjustments," can then be used by customers to offset future amounts owing to the Company under invoices for future product deliveries. The shelf-stock adjustment is intended to reduce a customer's inventory cost to better reflect current market prices and is often used by the Company to maintain its long-term customer relationships. The determination to grant a shelf-stock credit to a customer following a price decrease is usually at the Company's discretion rather than contractually required. Allowances for shelf-stock adjustments are recorded at the time Barr sells products it believes will be subject to a price decrease or when market conditions indicate that a shelf-stock adjustment is necessary to facilitate the sell-through of its product. When determining whether to record a shelf-stock adjustment and the amount of any such adjustment, the Company analyzes several variables including the estimated launch dates of a competing product, the estimated decline in market price and estimated levels of inventory held by the customer at the time of the decrease in market price. As a result, a shelf-stock reserve depends on a product's unique facts and circumstances. Barr regularly monitors these and other factors for its significant products and evaluates its reserves and estimates as additional information becomes available.

         (u)      Segment Reporting

                  The Company operates in one segment - the development, manufacture and marketing of pharmaceutical products. The Company's chief operating decision-maker reviews operating results on a consolidated company basis.

                  The Company's manufacturing plants are located in New Jersey, New York, Ohio and Virginia and its products are sold primarily in the United States to wholesale and retail distributors. In fiscal 2003, four customers accounted for at least 10% of product sales with 21%, 17%, 13% and 10%, respectively. In fiscal 2002, three customers accounted for at least 10% of product sales with 18%, 13% and 12% of sales. In fiscal 2001, a single customer accounted for approximately 14% of product sales.

         (v)      Asset Impairment

                  The Company reviews the carrying value of its long-term assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.

         (w)      New Accounting Pronouncements

                  Goodwill and Other Intangible Assets

                  In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supercedes APB opinion No. 17, "Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001.

                  The Company adopted SFAS 142 on July 1, 2002. SFAS 142 requires goodwill to be tested for impairment annually using a two-step process to determine the amount of impairment, if any, which is then written-off. The first step is to identify potential impairment, which is measured as of the beginning of the fiscal year. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Under the first step of the process required by SFAS 142, to the extent a reporting unit's carrying amount exceeds its fair value, the reporting unit's goodwill may be impaired. During the second quarter of fiscal 2003, the Company completed the first step of this process and determined there was no indication of goodwill impairment.

                  Accounting for Asset Retirement Obligations

                  In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred with a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 effective as of July 1, 2002. The adoption of SFAS 143 did not have a material impact on the Company's consolidated financial statements.

                  Accounting for Impairment or Disposal of Long-Lived Assets

                  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS 144 effective as of July 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial statements,

                  Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

                  In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds SFAS 44, "Accounting for Intangible Assets of Motor Carriers." SFAS 145 amends SFAS 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. Upon adoption of SFAS 145 in July 2002, the Company reclassified the $160 loss on early extinguishment of debt that was reported as an extraordinary item, net of $87 in tax, for the year ended June 30, 2002 to selling, general and administrative expenses and income tax expense.

                  Accounting for Costs Associated with Exit or Disposal
                  Activities

                  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 effective January 1, 2003 and has considered it in actions involving exit or disposal costs initiated after that date. The adoption of SFAS 146 did not have a material impact on the Company's consolidated financial statements.

                  Accounting for Stock-Based Compensation - Transition and Disclosure, An Amendment of FASB Statement No. 123

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, An Amendment of FASB Statement No. 123" ("SFAS 148"). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent disclosures, in both interim and annual financial statements, about the method of accounting for stock-based employee compensation and the effect the method used has on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to account for stock-based compensation using the intrinsic value method and has adopted the disclosure requirements prescribed by SFAS 148 as of March 31, 2003. The additional required disclosures have been provided in Note 1 to the consolidated financial statements.

                  Amendment of Statement 133 on Derivative Instruments and Hedging Activities

                  In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and amends certain other existing pronouncements. The Company currently has no involvement with derivative financial instruments, and therefore it does not anticipate that the adoption of SFAS 149 will have a material impact on its consolidated financial statements.

                  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position and affects an issuer's accounting for (1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets, (2) instruments, other than outstanding shares, that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, or (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. In addition to its requirements for the classification and measurement of financial instruments within its scope, SFAS 150 also requires disclosures about alternative ways of settling those instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS 150 will have a material impact on its consolidated financial statements.

                  Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

                  In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, Interpretation of FASB Statement Nos. 5, 57 and 107 and Rescission of FIN 34" ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires, that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002, while the initial recognition and measurement provisions are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company adopted the disclosure and initial recognition and measurement provisions of FIN 45 effective for the period ended December 31, 2002 and as of March 31, 2003, respectively. The adoption of FIN 45 has not had a material effect on the Company's consolidated financial statements.

                  Consolidation of Variable Interest Entities

                  In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company (known as the "primary beneficiary") if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to variable interest entities that existed as of January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a variable interest entity that are not the primary beneficiary. The Company does not have any material investments in variable interest entities, and therefore, the adoption of FIN 46 had no impact on its consolidated financial statements.

(2)      ACQUISITIONS

         Purchase of Products from Wyeth

         On June 9, 2003, the Company acquired from Wyeth the rights to four products and a sublicense on a product currently being developed by Wyeth for initial cash consideration of $25,992 and an agreement for future royalty payments based on future sales of the products. The Company also entered into an interim supply agreement with Wyeth in relation to these products that will terminate as to certain portions of the agreement on various dates over the next two fiscal years. Of the total $25,992 purchase price, $22,046 was allocated to the marketed products and $3,946 was allocated to the in-process research and development project (see Note 9). No value was assigned to the supply agreement for the acquired products because the product purchase prices under the agreement approximate the price the Company would expect to pay third party contract manufacturers. The products will be amortized over a weighted-average useful life of 8.75 years.

         The $3,946 was written off as research and development expenses upon acquisition because technological feasibility, through FDA or comparable regulatory body approval, had not been established and the projects had no alternative future use.

         Acquisition of Enhance Pharmaceuticals, Inc.

         On June 6, 2002, the Company acquired certain assets from and assumed certain liabilities of Enhance Pharmaceuticals, Inc. The acquisition was accounted for under the purchase method of accounting. The total purchase price, including acquisition costs of $1,071, was $46,288.

         The fair values of assets acquired and liabilities assumed on June 6, 2002 were:

         Current assets                                              $    1,252
         Property and equipment                                           2,012
         Intangible assets                                               28,200
         Goodwill                                                        13,941
         In-process research and development                              1,000
                                                                     ----------

         Total assets acquired                                       $   46,405
                                                                     ----------

         Current liabilities                                                 89
         Capital lease obligations                                           28
                                                                     ----------

         Total liabilities assumed                                          117
                                                                     ----------

         Purchase price                                              $   46,288
                                                                     ==========

         Total cash paid                                             $   45,217
         Accrued acquisition costs                                        1,071
                                                                     ----------
                                                                     $   46,288
                                                                     ==========

         Intangible assets included $1,400 of patents and $26,800 in product license agreements that are each subject to amortization over an estimated useful life of ten years (see Note 9). The fair value of net assets acquired was $32,464, resulting in goodwill of $13,941. The Company acquired Enhance to further its expansion into the female healthcare market. Certain of the factors contributing to the purchase price that resulted in goodwill were Enhance's proprietary vaginal ring drug delivery platform and its uses. The entire balance of goodwill is deductible for tax purposes. The operating results of Enhance are included in the consolidated financial statements subsequent to the June 6, 2002 acquisition date.

         Acquired in-process research and development projects in the amount of $1,000 were written off as research and development expenses upon acquisition because technological feasibility, through FDA or comparable regulatory body approval, had not been established and the projects had no alternative future use.

(3)      MERGER WITH DURAMED PHARMACEUTICALS, INC.

         On June 29, 2001, the Company announced the signing of a definitive merger agreement with Duramed, a developer, manufacturer, and marketer of prescription drug products focusing on women's health and the hormone therapy markets. The merger was approved by the shareholders of Duramed and Barr, respectively, and on October 24, 2001, a wholly-owned subsidiary of Barr merged with and into Duramed, with Duramed surviving as a wholly-owned subsidiary of the Company. The merger was treated as a tax-free reorganization and was accounted for as a pooling-of-interests for financial reporting purposes.

         Under the terms of the merger agreement, Duramed common shareholders received a fixed exchange ratio of 0.3843 shares of Barr common stock for each share of Duramed common stock. Duramed preferred stock shareholders received 7.5948 shares of Barr common stock for each share of Duramed preferred stock. Based on these terms, Barr issued approximately 11.25 million shares of its common stock for all the outstanding common and preferred stock of Duramed and exchanged all options and warrants to purchase Duramed stock for options and warrants to purchase approximately 1.8 million shares of the Company's common stock.

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

         The combined amounts presented in the accompanying financial statements are based on the basis of presentation described in Note 1 and are summarized below:

                                                              Twelve Months Ended
                                                                  June 30, 2001
                                                                  -------------
       Total revenues:
         Barr                                                     $     509,686
         Duramed                                                         83,465
                                                                  -------------
         Combined                                                 $     593,151
                                                                  =============
       Net earnings:
         Barr                                                     $      62,487
         Duramed                                                            164
         Adjustments to reverse valuation
           allowance on deferred tax assets                                 (85)
                                                                  -------------
       Combined                                                   $      62,566
                                                                  =============

                                                                  As of June 30,
                                                                      2001
                                                                  -------------
       Shareholders' equity:
         Barr                                                     $     365,642
         Duramed                                                          6,380
         Cumulative effect of adjustments to
           reverse valuation allowance on
           deferred tax assets                                           44,755
                                                                  -------------
         Combined                                                 $     416,777
                                                                  =============

(4)      STRATEGIC ALLIANCE WITH DUPONT PHARMACEUTICALS COMPANY

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

         DuPont has since been acquired by Bristol-Myers Squibb Company ("BMS"). In April 2002, the Company and BMS agreed to restructure and terminate both the proprietary product development funding agreement and the Trexall Marketing Agreement that were entered into between Barr and DuPont in March 2000.

         Under the terms of the March 2000 proprietary product development funding agreement ("Product Development Agreement"), DuPont agreed to invest up to $45,000 to support the ongoing development of Barr's CyPat(TM) prostate cancer therapy and SEASONALE(R) and DP3 oral contraceptive proprietary products in exchange for co-marketing rights and royalties. Barr and BMS agreed to terminate this agreement and to cap BMS's funding obligations at $40,000. In return, BMS agreed to forego its royalty interest and other rights regarding the marketing of these three products. In connection with the Product Development Agreement, the Company earned $0, $15,343 and $12,008 for the years ended June 30, 2003, 2002 and 2001, respectively.

         Barr and BMS also agreed to terminate the Trexall Marketing Agreement, under which DuPont had agreed to promote, market and sell Barr's Trexall(TM) product in exchange for a royalty. As a result of the termination, Barr has assumed BMS' responsibilities to coordinate the promotion and sales activities for Trexall and BMS will forego its royalty interest in the product. BMS agreed to fulfill its existing obligation to fund the Trexall sales force costs during fiscal 2003 and 2004 and paid Barr $600 to cover BMS' other obligations during the term of the contract. For the year ended June 30, 2001, the Company earned $5,000 related to this agreement.

         In March 2000, Barr received from DuPont the right to market and distribute ViaSpan(R), an organ transplant preservation agent, in the United States and Canada, through patent expiry in March 2006. During a transition period that ended July 31, 2000, DuPont remained the distributor of ViaSpan but paid a fee to Barr based on a defined formula calculated on DuPont's actual sales of ViaSpan during this transition period. For the year ended June 30, 2001, the Company earned $562 during this transition period.

(5)      PROCEEDS FROM PATENT CHALLENGE SETTLEMENT

         In January 1997, Bayer AG, Bayer Corporation (collectively, "Bayer") and the Company agreed to settle the then pending litigation regarding Bayer's patent protecting ciprofloxacin hydrochloride. Under the settlement agreement, the Company withdrew its patent challenge by amending its ANDA from a paragraph IV certification (claiming invalidity) to a paragraph III certification (seeking approval upon patent expiry) and acknowledged the validity and enforceability of the ciprofloxacin patent. As consideration for this settlement, the Company received a non-refundable payment of $24,550 in January 1997, which it recorded as proceeds from patent challenge settlement. Concurrent with the Settlement Agreement, the Company also signed a contingent, non-exclusive Supply Agreement ("Supply Agreement") with Bayer that ends at patent expiry in December 2003.

         Under the terms of the Supply Agreement, until June 9, 2003, Bayer, at its sole option could either (i) allow Barr and Aventis, the contractual successor to Barr's joint venture partner in the Cipro patent challenge case, to purchase, at a predetermined discount to Bayer's then selling price, quantities of ciprofloxacin for resale under market conditions or (ii) make quarterly cash payments as defined in the Agreement. Bayer elected to make payments rather than supply the Company with ciprofloxacin. Barr recognized the amounts due under the Supply Agreement as such amounts were realized based on the outcome of Bayer's election. The amounts realized are reported as proceeds from patent challenge settlement.

         On June 9, 2003, the Company began distributing ciprofloxacin tablets. The Company shares one-half of its profits from the sale of ciprofloxacin, as defined, with Aventis.


(6)      INVENTORIES, NET

                                                                 June 30,
                                                         -----------------------
                                                            2003         2002
                                                         ----------    ---------
         Raw materials and supplies                      $   60,075    $  43,952
         Work-in-process                                     18,561       12,897
         Finished goods                                      85,290       94,284
                                                         ----------    ---------
                                                         $  163,926    $ 151,133
                                                         ==========    =========

         Inventories are presented net of reserves of $13,201 and $10,236 at June 30, 2003 and 2002, respectively. The Company's distributed version of Ciprofloxacin, purchased as a finished product from Bayer, accounted for approximately $48,300 of finished goods inventory as of June 30, 2003. As a result of the expiration of the Company's supply agreement with AstraZeneca on August 21, 2002, the June 30, 2003 finished goods balance includes only Tamoxifen inventory manufactured by the Company. The June 30, 2002 finished goods balance included approximately $69,655 of Tamoxifen purchased from AstraZeneca.

(7)      PROPERTY, PLANT AND EQUIPMENT, NET

                                                              June 30,
                                                      -----------------------
                                                         2003          2002
                                                      ----------    ---------
              Land                                    $    5,819    $   4,870
              Buildings and improvements                 105,946       89,521
              Machinery and equipment                    144,676      123,908
              Leasehold improvements                       2,759        2,449
              Automobiles and trucks                         200          200
              Construction in progress                    64,430       31,993
                                                      ----------    ---------
                                                         323,830      252,941
              Less: accumulated
                depreciation & amortization              100,314       87,419
                                                      ----------    ---------
                                                      $  223,516    $ 165,522
                                                      ==========    =========

         For the years ended June 30, 2003, 2002 and 2001, $1,761, $1,072 and
         $278 of interest was capitalized, respectively. The Company recorded depreciation expense of $19,547, $15,010 and $13,631 for the years ended June 30, 2003, 2002 and 2001, respectively.

(8)      MARKETABLE SECURITIES

         The Company's investments in marketable securities are classified as "available for sale" and, accordingly, are recorded at current market value with offsetting adjustments to shareholders' equity, net of income taxes.

         The amortized cost and estimated market values of marketable securities at June 30, 2003 and 2002 are as follows:

                                                            GROSS        GROSS
                                              AMORTIZED   UNREALIZED   UNREALIZED    MARKET
           JUNE 30, 2003                        COST        GAINS       (LOSSES)     VALUE
         ------------------                   ---------   ----------   ----------   --------
         Debt securities                      $  44,400   $        -   $        -   $ 44,400
         Equity securities                          343            -         (288)        55
                                              ---------   ----------   ----------   --------
           Total securities                   $  44,743   $        -   $     (288)  $ 44,455
                                              =========   ==========   ==========   ========

                                                            GROSS        GROSS
                                              AMORTIZED   UNREALIZED   UNREALIZED    MARKET
           JUNE 30, 2002                        COST        GAINS       (LOSSES)     VALUE
         ------------------                   ---------   ----------   ----------   --------
         Debt securities                      $  15,000   $        -   $        -   $ 15,000
         Equity securities                          343          159            -        502
                                              ---------   ----------   ----------   --------
         Total securities                     $  15,343   $      159   $        -   $ 15,502
                                              =========   ==========   ==========   ========

         The Company received proceeds of $12,873, which included a gain of $6,671 on the sale of marketable securities in the year ended June 30, 2001. The cost of investments sold is determined by the specific identification method.

         Debt Securities

         The Company has invested $44,400 in market auction debt securities, which are readily convertible into cash at par value, which approximates cost. The par value of each of the securities held is equal to the market value, and the securities mature on various dates between July 21, 2003 and July 13, 2004.

         Equity Securities

         In April 1999, the Company sold its rights to several pharmaceutical products to Halsey Drug Company in exchange for warrants exercisable for 500,000 shares of Halsey's common stock at $1.06 per share. The warrants expire in April 2004. In connection with this sale, the Company recorded an investment in warrants and realized a gain of $343. The Company has valued the warrants at their fair value using the Black-Scholes option-pricing model using the following assumptions for June 30, 2003 and 2002, respectively: dividend yield of 0%; expected volatility of 69.47% and 103.3%; risk-free interest rate of 5.78%; and expected life of 0.75 and 1.75 years.

(9)      OTHER INTANGIBLE ASSETS

         Intangible assets, excluding goodwill, which are comprised primarily of product licenses and product rights and related intangibles, consist of the following:

                                                                 June 30,
                                                         -----------------------
                                                            2003         2002
                                                         ----------    ---------
               Patents                                   $        -    $   1,400
               Product licenses                              26,800       26,800
               Product rights and related intangibles        22,046            -
                                                         ----------    ---------
                                                             48,846       28,200

               Less: accumulated amortization                (2,897)           -
                                                         ----------    ---------
                 Intangible assets, net                  $   45,949    $  28,200
                                                         ==========    =========

         In December 2002, the Company's management decided to suspend development of a product for which $1,400 in patents had been recorded. As a result, on December 31, 2002, the Company wrote off the remaining $1,330 of patents, net of accumulated amortization. This amount has been included in selling, general and administrative expense.

         Estimated amortization expense on product licenses and product rights and related intangibles is as follows:

                                           Year Ending
                                            June 30,
                                           -----------
                                             2004                        $ 5,278
                                             2005                          5,278
                                             2006                          5,278
                                             2007                          5,278
                                             2008                          5,278

         The Company's product licenses and product rights and related intangibles have weighted average useful lives of approximately 10.0 and 8.75 years, respectively.

(10)     GOODWILL

         Goodwill of $14,118 and $13,941 at June 30, 2003 and 2002,
         respectively, was attributable to the Company's acquisition of certain assets and assumption of certain liabilities of Enhance
         Pharmaceuticals, Inc. in June 2002. The increase in goodwill from June 30, 2002 is attributable to acquisition-related professional fees for which estimates at June 30, 2002 differed from actual amounts.

(11)     ACCRUED LIABILITIES

         Included in accrued liabilities as of June 30, 2003 and 2002 is approximately $33,335 and $23,175, respectively, related to amounts due under various profit sharing agreements.

(12)     LONG-TERM DEBT

         A summary of long-term debt is as follows:

                                                                 June 30,
                                                         -----------------------
                                                            2003         2002
                                                         ----------    ---------
            Senior Unsecured Notes (a)                   $   22,858    $  24,285
            Provident Bank mortgage notes (b)                14,800       16,400
            Equipment Financing (c)                               -          614
                                                         ----------    ---------
                                                             37,658       41,299

            Less: Current Installments of Long-Term Debt      7,029        3,642
                                                         ----------    ---------
            Total Long-Term Debt                         $   30,629    $  37,657
                                                         ==========    =========

         (a) The Senior Unsecured Notes include a $20,000, 7.01% Note due November 18, 2007 and $2,858 of 6.61% Notes due November 18, 2004. Annual principal payments under the Notes total $5,429 in fiscal 2004 and 2005, and $4,000 in 2006 through 2008.

                  The Senior Unsecured Notes contain certain covenants including, among others, a restriction on dividend payments in excess of $10 million plus 75% of consolidated net earnings subsequent to June 30, 1997. The Company was in compliance with all covenants under the senior unsecured notes as of June 30, 2003.

         (b) In March 2000 Duramed refinanced existing notes payable with a $12,000 note and an $8,000 note payable to Provident Bank. Provident holds a first mortgage on the Company's Cincinnati, Ohio manufacturing facility. Both notes are guaranteed by Solvay America, the parent of Solvay Pharmaceuticals.

                  The $12,000 note bears interest at the prime rate (4.25% at June 30, 2003) and requires monthly payments of $100 plus interest for a ten-year period that commenced on April 1, 2000. The $8,000 note bears interest at the prime rate and requires monthly payments of $33 plus interest that commenced on April 1, 2000. Principal payments for the $8,000 note are based upon a twenty-year amortization with a balloon payment due on March 1, 2010 of $4,000.

         (c) In April 1996, the Company signed a Loan and Security Agreement with BankAmerica Leasing and Capital Group that provided the Company up to $18,750 in financing for equipment to be purchased through October 1997. Notes entered into under this agreement required no principal payment for the first two quarters; interest payable quarterly thereafter at a rate equal to the London Interbank Offer Rate (LIBOR) plus 125 basis points; and had a term of 72 months. LIBOR was 1.86% at June 30, 2002. During December 2002, the Company repaid all amounts outstanding under this loan.

         The Company has a $40,000 revolving credit facility that expires on February 27, 2005. As of June 30, 2003, there was $29,312 available to the Company under this facility due to the issuance of a $10,688 letter of credit in support of the Company's product liability self-insurance program (see Note 21). The Company pays a fee on the committed portion of the credit facility equal to 1.00% of the outstanding balance. A fee of 0.25% is paid on the remainder.

         Principal maturities of existing long-term debt for the next five years and thereafter are as follows:

                                         Year Ending
                                          June 30,
                                          --------
                                            2004                         $ 7,029
                                            2005                           7,029
                                            2006                           5,600
                                            2007                           5,600
                                            2008                           5,600
                                         Thereafter                        6,800

(13)     MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

         The following discussion is related to preferred stock issued by Duramed prior to the merger with Barr.

         Series G

         On May 12, 2000, the Company completed a private placement of $10,000 of Series G Convertible preferred stock with an institutional investor. The preferred shares were immediately convertible into shares of the Company's common stock at a fixed price of $3.37 per share. The preferred stock paid a dividend of 5% annually, payable quarterly in arrears, on all unconverted preferred stock. The investor also received warrants which were valued at $765 to purchase 192,157 shares of common stock at a price of $14.31 per share, exercisable at any time before May 12, 2005. In conjunction with the Company's issuance of the Series G Convertible Preferred Stock, it recorded an adjustment of approximately $1,300 to properly reflect deemed dividends beyond the stated 5% dividend rate and a beneficial conversion feature as required by EITF 98-5 and 00-27. This adjustment, which reduced the carrying amount of the Series G Convertible Preferred Stock and increased additional paid-in capital, was being amortized through May 12, 2004 and reflected as additional deemed dividends. On September 24 and 28, 2001, the preferred shares were converted to 303,795 and 455,691 shares, respectively, of common stock pursuant to the original terms of the preferred stock. At the election of the holder of the preferred stock, the dividend for the quarter ended September 30, 2001 of $120 was satisfied by the issuance of 9,094 shares of common stock. The Company recorded both the dividend and the fair market valuation of $337 associated with the shares issued to satisfy the dividend as adjustments to additional paid in capital. Additionally, the Company wrote-off the remaining unamortized deemed dividend valuation adjustment of $913 and the unamortized Series G warrant valuation of $500 as adjustments to additional paid in capital.

(14)     RELATED-PARTY TRANSACTIONS

         Dr. Bernard C. Sherman

         During the years ended June 30, 2003, 2002 and 2001, the Company purchased $3,583, $3,332 and $2,644, respectively, of bulk pharmaceutical material from companies affiliated with Dr. Bernard C. Sherman, the Company's largest shareholder and a director until October 24, 2002. In addition, during the years ended June 30, 2003, 2002 and 2001, the Company sold $12,727, $16,472, and $8,279, respectively, of its pharmaceutical products and bulk pharmaceutical materials to companies owned by Dr. Sherman. As of June 30, 2003 and 2002, the Company's accounts receivable included $2,398 and $829, respectively, due from such companies.

         During fiscal 1996, the Company also entered into an agreement with a company owned by Dr. Sherman to share litigation and related costs in connection with its Fluoxetine patent challenge. For the years ended June 30, 2003, 2002 and 2001, the Company recorded $585, $919 and $2,867, respectively, in connection with such agreement as a reduction to operating expenses. For the years ended June 30, 2003, 2002, and 2001, the Company recorded $1,440, $176,681, and $0, respectively, as cost of sales related to this agreement.

         As of June 30, 2003 and 2002, the Company's accounts payable included $648 and $634, respectively, related to transactions with these entities.

         The Company also incurred $55 and $1,290 in expenses in the years ended June 30, 2002 and 2001, respectively, which were reimbursed by Dr. Sherman, related to a secondary stock offering, completed in May 2001, for the sale of 5.25 million shares of the Company's common stock, beneficially owned by Dr. Sherman.

         Edwin A. Cohen

         In accordance with the provisions of a consulting agreement, which expired on June 30, 2002, the Company's founder and former Vice Chairman, Edwin A. Cohen, earned $200 in each of the years ended June 30, 2002 and 2001.

         Harold M. Chefitz

         Harold M. Chefitz, a member of the Company's Board of Directors, serves as the Chairman of GliaMed, Inc., in which the Company has made an investment of $500 which is accounted for at cost and included in other assets at June 30, 2003 and 2002.

         William T. McKee

         In connection with the Company's investment in GliaMed, Inc., William
         T. McKee, the Company's Chief Financial Officer, became a member of GilaMed's Board of Directors.

(15)     INCOME TAXES

         A summary of the components of income tax expense is as follows:

                                                     Year Ended June 30,
                                              ---------------------------------
                                                2003        2002        2001
                                              ---------   ---------   ---------
               Current:
                 Federal                      $  77,615   $ 103,528   $  37,218
                 State                           10,911      12,719       5,655
                                              ---------   ---------   ---------
                                                 88,526     116,247      42,873
                                              ---------   ---------   ---------

               Deferred:
                 Federal                          9,010       8,981      (3,603)
                 State                           (2,387)         90        (556)
                                              ---------   ---------   ---------
                                                  6,623       9,071      (4,159)
                                              ---------   ---------   ---------
               Total                          $  95,149   $ 125,318   $  38,714
                                              =========   =========   =========

         The provision for income taxes differs from amounts computed by applying the statutory federal income tax rate to earnings before income taxes due to the following:

                                                     Year Ended June 30,
                                              ---------------------------------
                                                2003        2002        2001
                                              ---------   ---------   ---------
   Federal income taxes at statutory rate     $  91,950   $ 118,225   $  35,628
   State income taxes,
     net of federal income tax effect             8,207       8,326       3,314
   Tax credits                                   (1,000)          -           -
   Other, net                                    (4,008)     (1,233)       (228)
                                              ---------   ---------   ---------
                                              $  95,149   $ 125,318   $  38,714
                                              =========   =========   =========

         The temporary differences that give rise to deferred tax assets and liabilities as of June 30, 2003 and 2002 are as follows:

                                                           2003         2002
                                                        ----------    ---------
         Deferred tax assets:
           Net operating loss                           $   16,205    $  26,599
           Receivable reserves                              24,514       17,282
           Inventory                                         2,680        2,895
           Goodwill amortization                             2,131        2,736
           Warrants issued                                   6,536        6,350
           Tax credit carryforward                           4,008        4,159
           Capital loss carryforward                         3,084        2,997
           Amortization of intangibles                       3,076          303
           Investments                                         109            -
           Other                                             3,866        2,346
                                                        ----------    ---------
         Total deferred tax assets                          66,209       65,667

         Deferred tax liabilities:
           Plant and equipment                             (14,631)      (9,328)
           Proceeds from supply agreement                  (10,225)      (7,243)
           Investments                                           -         (133)
           Other                                            (2,242)      (1,030)
                                                        ----------    ---------
         Total deferred tax liabilities                    (27,098)     (17,734)
         Less valuation allowance                           (6,147)      (8,455)
                                                        ----------    ---------
         Net deferred tax asset                         $   32,964    $  39,478
                                                        ==========    =========

         At June 30, 2003 and 2002, as a result of the merger with Duramed, the Company had cumulative regular net operating loss carryforwards of approximately $38,800 and $66,900, respectively, for federal and state income tax purposes, which will expire in the years 2011 to 2015. There is an annual limitation on the utilization of the net operating loss carryforward, which is calculated under Internal Revenue Code Section 382.

         The tax credit carryforward is primarily comprised of credits related to research and development activities that expire in the years 2004 to 2021.

         The Company has established a valuation allowance to reduce the deferred tax asset recorded for certain tax credits, capital loss carryforwards, and certain net operating loss carryforwards. A valuation allowance is recorded because based on available evidence, it is more-likely-than-not that a deferred tax asset will not be realized. The valuation allowance reduces the deferred tax asset to the Company's best estimate of the net deferred tax asset that, more-likely-than-not, will be realized. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are likely to be realized. Accordingly, during the year ended June 30, 2003, the Company reduced the valuation allowance by a net of $2,308, due to the expiration of certain tax credits and after determining that it was more-likely-than-not that a deferred tax asset related to certain net operating losses would be realized.

(16)     SHAREHOLDERS' EQUITY

         Employee Stock Option Plans

         The Company has three employee stock option plans, the Barr Laboratories, Inc. 2002 Stock and Incentive Award Plan (the "2002 Option Plan"), the Barr Laboratories, Inc. 1993 Stock Incentive Plan (the "1993 Option Plan") and the Barr Laboratories, Inc. 1986 Option Plan, which were approved by the shareholders and which authorize the granting of options to officers and employees to purchase the Company's common stock. On February 20, 2003, all shares available for grant in the 1993 Option Plan were transferred to the 2002 Option Plan and all subsequent grants have been made under the 2002 Option Plan. Effective June 30, 1996, options were no longer granted under the 1986 Option Plan. For fiscal 2003, 2002 and 2001, there were no options that expired under this plan.

         All options granted prior to June 30, 1996 under the 1993 Option Plan and 1986 Option Plan, become exercisable between one and two years from the date of grant and expire ten years after the date of grant except in cases of death or termination of employment as defined in each Plan. All options outstanding on October 24, 2001 became fully vested upon completion of the Duramed merger. Options granted after October 24, 2001 are exercisable between one and five years from the date of grant. Through fiscal 2000, no option had been granted under either the 1993 Option Plan or the 1986 Option Plan at a price below the current market price of the Company's common stock on the date of grant. In fiscal 2001, options for 45,000 shares were granted to a key executive as part of her employment agreement at various prices below the current market price on the date of grant. The total value of the discount associated with this grant was $896 and was being amortized over the five-year vesting period of the options. In fiscal 2001, the amortization of the discount totaled $281. In fiscal 2002, these options fully vested as the result of the Duramed merger and the remaining discount of $615 was expensed. Options granted after February 20, 2003 become exercisable between one and three years from the date of grant and expire ten years after the date of grant except in cases of death or termination of employment.

         In addition, the Company has options outstanding under the terms of various former Duramed plans. These include the 1986 Stock Option Plan (the "Duramed 1986 Plan"), the 1988 Stock Option Plan (the "1988 Plan"), the 1997 Stock Option Plan (the "1997 Plan"), and the 2000 Stock Option Plan (the "2000 Plan"). All outstanding options under the Duramed plans, with the exception of options held by certain senior executives of Duramed, vested as of October 24, 2001, the effective date of the merger, as provided by the Plan. Such options were assumed by Barr under the same terms and conditions as were applicable under the Duramed stock option plans under which the options were granted. The number of options and related exercise prices have been adjusted to a Barr equivalent number of options and exercise price pursuant to the merger. Subsequent to October 24, 2001, additional options are no longer granted under these Duramed plans.

         A summary of the activity for the three fiscal years ended June 30, 2003, adjusted for the March 2003 3-for-2 stock split is as follows:

                                                                 WEIGHTED-AVERAGE
                                              NO. OF SHARES       EXERCISE PRICE
                                              -------------      ----------------
Outstanding at July 1, 2000                     4,707,456           $    11.85

Granted                                         1,241,697                32.55
Canceled                                         (124,637)               20.75
Exercised                                        (760,782)                9.27
                                              -----------
Outstanding at June 30, 2001                    5,063,735                17.09

Granted                                         1,005,012                52.89
Adjustment for pooling                            (47,577)               21.97
Canceled                                          (83,834)               38.51
Exercised                                      (1,011,755)               14.58
                                              -----------
Outstanding at June 30, 2002                    4,925,582                24.64

Granted                                         1,403,975                40.11
Canceled                                         (138,698)               41.88
Exercised                                        (903,028)               18.85
                                              -----------
Outstanding at June 30, 2003                    5,287,831           $    29.26
                                              ===========

Available for Grant (13,378,125 authorized)     4,944,098

Exercisable at June 30, 2001                    2,761,049           $    10.49
Exercisable at June 30, 2002                    4,506,530           $    24.02
Exercisable at June 30, 2003                    3,665,318           $    26.30

         Available for grant and authorized amounts are for the 2002 Option Plan only, because as of June 30, 2003 options are no longer granted under any of the other option plans discussed above.

         Non-Employee Directors' Stock Option Plans

         During fiscal year 1994, the shareholders approved the Barr Laboratories, Inc. 1993 Stock Option Plan for Non-Employee Directors (the "1993 Directors' Plan"). All options granted under the 1993 Directors' Plan have ten-year terms and are exercisable at an option exercise price equal to the market price of the common stock on the date of grant. Each option is exercisable on the date of the first annual shareholders' meeting immediately following the date of grant of the option, provided there has been no interruption of the optionee's service on the Board before that date.

         On October 24, 2002, the shareholders approved the Barr Laboratories, Inc. 2002 Stock Option Plan for Non-Employee Directors (the "2002 Directors' Plan"). This plan, among other things, enhances the Company's ability to attract and retain experienced directors. On February 20, 2003, all shares available for grant under the 1993 Directors' Plan were transferred to the 2002 Directors' Plan. As of June 30, 2003, no options had been granted under the 2002 Directors' Plan.

         Duramed had a Stock Option Plan for Non-employee Directors (the "1991 Duramed Directors' Plan") under which each new non-employee director was granted, at the close of business on the date he or she first became a director, options to purchase 3,843 shares of common stock. Annually, each then serving non-employee director, other than a new director, was also automatically granted options to purchase 1,921 shares of common stock at a price equal to the closing market price on the date of grant. Options granted under the 1991 Duramed Directors' Plan expire 10 years after the date of grant. Subsequent to October 24, 2001, options will no longer be granted under this plan.

                                                                          WEIGHTED-AVERAGE
                                                       NO. OF SHARES       EXERCISE PRICE
                                                       -------------      ----------------
       Outstanding at July 1, 2000                        628,809             $  11.69

       Granted                                             90,279                39.48
       Cancelled                                           (3,843)               21.67
       Exercised                                          (88,313)               11.92
                                                         --------
       Outstanding at June 30, 2001                       626,933                15.61

       Granted                                            135,000                49.95
       Adjustment for pooling                              15,372                24.61
       Cancelled                                           (9,222)               22.35
       Exercised                                          (33,372)               12.26
                                                         --------
       Outstanding at June 30, 2002                       734,711                22.15

       Granted                                             67,500                40.14
       Canceled                                           (39,513)               49.31
       Exercised                                         (309,374)               14.63
                                                         --------
       Outstanding at June 30, 2003                       495,589             $  27.60
                                                         ========

       Available for grant (1,865,625 authorized)         713,063

       Exercisable at June 30, 2001                       540,496             $  11.67
       Exercisable at June 30, 2002                       599,710             $  15.89
       Exercisable at June 30, 2003                       385,809             $  25.41

         Available for grant and authorized amounts are for the 2002 Directors' Plan and the 1993 Directors' Plan only, because as of June 30, 2003, options are no longer granted under the 1991 Duramed Directors' Plan.

         Employee Stock Purchase Plan

         During fiscal 1994, the shareholders ratified the adoption by the Board of Directors of the 1993 Employee Stock Purchase Plan (the "Purchase Plan") to offer employees an inducement to acquire an ownership interest in the Company. The Purchase Plan permits eligible employees to purchase, through regular payroll deductions, an aggregate of 1,012,500 shares of common stock at approximately 85% of the fair market value of such shares. Under the Purchase Plan, 77,136, 44,476 and 75,442 shares of common stock were purchased during the years ended June 30, 2003, 2002 and 2001, respectively.

         Warrants

         Warrants issued by Duramed prior to the merger with Barr

         On September 13, 1996, in connection with the acquisition of the assets of Hallmark Pharmaceuticals, Inc., the Company issued warrants to purchase 153,720 shares of the Company's common stock at an exercise price of $65.05 per share. These warrants were repriced on September 12, 1997 to $26.02 per share. The warrants had a term of five years and were fully vested as of March 25, 1999. During calendar year 2000, based on an antidilutive clause in the purchase contract, the exercise price was adjusted to $22.86 and the number of warrants to purchase shares of the Company's common stock was adjusted to 174,763. As of June 30, 2002, these warrants were no longer outstanding.

         On June 5, 1997, in connection with the issuance of Series E preferred stock, the Company granted warrants to purchase 7,686 shares of the Company's common stock at an exercise price of $11.22 per share. The warrants vested immediately and, unless exercised, expired on June 5, 2000.

         On February 4, 1998, in conjunction with the issuance of Series F preferred stock, the Company granted warrants to purchase 211,374 shares of the Company's common stock. Of the total amount, warrants for 192,159 shares were issued to investors of the Series F preferred stock at an exercise price of $14.93 per share. These warrants vested on October 2, 1998 and were exercised on September 19, 2002 in a cashless exercise that resulted in the issuance of 125,910 shares of the Company's common stock. The remaining 19,215 warrants were granted at an exercise price of $13.58 per share. The warrants vested immediately and expired on February 4, 2001. As of June 30, 2003, of the remaining warrants, 16,718 were exercised and 2,497 had expired.

         During 1999, in conjunction with an amendment to a financing agreement, the Company granted to a bank warrants to purchase 42,273 shares of the Company's common stock at an exercise price of $33.28. These warrants vested immediately and expire four years from the date of grant. In December 1999, the financing agreement was amended to reset the exercise price of 50% of the warrants to $23.43 per share. During 2000, based on an antidilutive clause in the agreement, the number of warrants was adjusted to 44,227. The price of 22,284 warrants was adjusted to $31.57 and the remaining 21,945 warrants were repriced to $22.55. In November 2001 and January 2002 a total of 38,196 of the warrants were exercised. As of June 30, 2003, warrants for 6,031 shares were outstanding with an expiration of July 2009.

         On May 12, 2000, in combination with the issuance of Series G preferred stock, the Company granted warrants to purchase 192,157 common shares at a price of $14.31 per share. The warrants vested immediately and expire on May 12, 2005. As of June 30, 2003, all of these warrants remained outstanding.

         DuPont Warrants

         In March 2000, the Company issued warrants granting DuPont the right to purchase 1,125,000 shares of Barr's common stock at $20.89 per share, and 1,125,000 shares at $25.33 per share, respectively. Each warrant was immediately exercisable and expires in March 2004. As of June 30, 2003, DuPont has sold its rights to all the warrants to third parties and none of the warrants have been exercised.

         The following table summarizes information about stock options and warrants outstanding at June 30, 2003:

                                     Options and Warrants Outstanding                Options and Warrants Exercisable
                          ------------------------------------------------------    ----------------------------------
                                                 Weighted
           Range of            Number             Average            Weighted          Number             Weighted
           Exercise         Outstanding          Remaining            Average          Exercisable         Average
            Prices        at June 30, 2003    Contractual Life    Exercise Price    at June 30, 2003    Exercise Price
         -------------    ----------------    ----------------    --------------    ----------------    --------------
         $  4.07-$5.06          616,533            1.82               $ 4.54             616,533            $ 4.54
         $ 7.67-$10.08          343,233            3.44               $ 8.52             340,391            $ 8.51
         $11.55-$18.70        1,844,334            5.28               $15.11           1,719,008            $15.68
         $20.17-$31.90        2,317,120            0.87               $23.12           2,316,352            $23.12
         $34.15-$40.27        1,955,775            8.49               $38.98             613,279            $37.06
         $41.95-$57.37        1,114,595            8.20               $51.61             933,752            $52.58
                             ----------                                               ----------
                              8,191,590                                                6,539,315
                             ==========                                               ==========

(17)     SAVINGS AND RETIREMENT PLANS

         The Company has a savings and retirement plan (the "401(k) Plan") which is intended to qualify under Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the 401(k) Plan in the first month following the month of hire. Participating employees may contribute up to a maximum of 60% of their earnings before or after taxes, limited to a maximum of $12,000 for pre-tax contributions. The Company is required, pursuant to the terms of its collective bargaining agreement, to contribute to each union employee's account an amount equal to the 2% minimum contribution made by such employee, which becomes fully-vested at the time of the Company's contribution. The Company may, at its discretion, make cash contributions equal to a percentage of the amount contributed by an employee to the 401(k) Plan up to a maximum of 10% of such employee's compensation. Participants are always fully vested with respect to their own contributions and any profits arising therefrom. Participants become fully vested in the Company's contributions and related earnings after five full years of employment.

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

         On January 1, 2002, the Duramed Plan was merged with the Barr 401(k) Plan and the participants of the Duramed Plan became eligible for participation in the Barr 401(k) Plan. The Company's contributions to the 401(k) Plans were $5,549, $4,790 and $3,304 for the years ended June 30, 2003, 2002 and 2001, respectively.

         In fiscal 2000, the Board of Directors approved a non-qualified plan ("Excess Plan") that enables certain executives to defer up to 10% of their compensation in excess of the qualified plan. The Company may, at its discretion, contribute a percentage of the amount contributed by the individuals covered under this Excess Plan to a maximum of 10% of such individual's compensation. In fiscal years 2003, 2002 and 2001, the Company chose to make contributions at the 10% rate to this plan. As of June 30, 2003 and 2002, the Company had an asset and matching liability for the Excess Plan of $2,282 and $1,394, respectively.

         The Company has an unfunded pension plan covering two non-employee directors of Duramed who were elected prior to 1998 and who had served on Duramed's Board for at least five years. At the time of the merger with Barr, two Duramed directors were eligible to receive benefits. The plan provides an annual benefit, payable monthly over each director's life, from the time a participating director ceased to be a member of the Board, equal to 85% and 60%, respectively, of the director's most recent annual Board fee, as adjusted annually to reflect changes in the Consumer Price Index. As of June 30, 2003 and 2002, the Company has recorded $487 and $490, respectively, as a long-term liability representing the present value of the estimated future benefit obligation to the eligible directors. The right of a director to receive benefits under the plan is forfeited if the director engages in any activity determined by the Board to be contrary to the best interests of the Company.

(18)     OTHER (EXPENSE) INCOME, NET

         A summary of other (expense) income, net is as follows:

                                                           Year Ended June 30,
                                                    ---------------------------------
                                                      2003        2002        2001
                                                    ---------   ---------   ---------
         Net loss on sale of assets                 $       -   $       -   $    (302)
         Net gain on sale of securities                     -           -       6,671
         Litigation settlement                              -       2,000           -
         Bristol-Myers Squibb termination payments          -       5,600           -
         Write-off of investment                         (214)          -      (2,450)
         Other                                             86          56        (271)
                                                    ---------   ---------   ---------
         Other (expense) income, net                $    (128)  $   7,656   $   3,648
                                                    =========   =========   =========

         For the year ended June 30, 2001, the net gain on sale of securities consists primarily of the gain realized on the sale of the investment in Galen Holdings plc, formerly Warner Chilcott plc.

(19)     MERGER-RELATED COSTS

         As a result of the Duramed merger, the Company incurred pre-tax merger-related expenses for the year ended June 30, 2002 of approximately $31,449, which is included in the consolidated statements of operations as merger-related costs. Such expenses included approximately $13,000 in direct transaction costs such as investment banking, legal and accounting costs, as well as approximately $7,000 in costs associated with facility and product rationalization and $11,000 in severance costs. Portions of these expenses were not tax deductible. The severance costs included approximately $7,000 intended to satisfy the change in control payments under certain previously existing employment contracts along with the expected cost associated with terminating approximately 120 former Duramed employees primarily representing certain manufacturing and general and administrative functions.

         As of June 30, 2002, all of the direct transaction costs and involuntary termination benefits had been paid and charged against the liability leaving a remaining liability of approximately $1,600, of which $700 related to severance and change in control payments and $900 related to facility costs. As of June 30, 2003, the remaining liability balance of approximately $700 relates to facility costs.

(20)     COMMON STOCK REPURCHASE

         On September 17, 2001, the Securities and Exchange Commission ("SEC") issued an Emergency Order permitting companies to initiate common stock repurchase programs without impacting pooling-of-interests accounting. As a result, the Company's board of directors authorized the Company to spend up to $100,000 for such a common stock repurchase program. Such authorization was limited to the time periods established by the SEC. On October 12, 2001, the SEC's order expired and the Company's repurchase program ended. During the period the Company repurchased 15,000 shares of its common stock at a total cost of approximately $695.

(21)     COMMITMENTS AND CONTINGENCIES

         Leases

         The Company is party to various leases which relate to the rental of office facilities and equipment. The Company believes it will be able to extend such leases, if necessary. Rent expense charged to operations was $1,875, $1,444 and $2,043 in fiscal 2003, 2002 and 2001, respectively. The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs under noncancellable long-term lease commitments at June 30, 2003. Such payments total $25,507 for operating leases. The net present value of such payments on capital leases was $4,878 after deducting executory costs and imputed interest of $196 and $1,043, respectively.

                                               Year Ending June 30,
                          2004     2005    2006     2007    2008    Thereafter
                       --------------------------------------------------------
Operating leases          $1,634   $2,632  $2,064   $2,038   $2,120  $15,019

Capital leases             2,104    1,815   1,517      681        -        -
                       --------------------------------------------------------
Minimum lease payments     3,738    4,447   3,581    2,719    2,120   15,019
                       --------------------------------------------------------

         Business Development Venture

         In fiscal 2002, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Natural Biologics, the raw material supplier for the Company's generic equine-based conjugated estrogens product for which the Company filed an ANDA with the FDA in June 2003. The Company believes that the raw material is pharmaceutically equivalent to raw material used to produce Wyeth's Premarin(R). Natural Biologics is a defendant in litigation brought by Wyeth alleging that Natural Biologics misappropriated certain Wyeth trade secrets with respect to the preparation of this raw material. This case was tried in November 2002, and a decision may be rendered by the trial court at any time. An unfavorable decision for Natural Biologics could materially and adversely affect Natural Biologics' ability to repay the loans the Company has made to it. If that were to be the case, the Company may be required to write-off all or a portion of the loans made to Natural Biologics. As of June 30, 2003 and 2002, the Company had loaned Natural Biologics approximately $14,408 and $4,746, respectively, under this agreement, including accrued interest, and has included such amount in other assets on the consolidated balance sheets.

         Under the terms of the Loan Agreement, absent the occurrence of a material adverse event (including an unfavorable court decision in the Wyeth matter), the Company could loan Natural Biologics up to $35,000 over a three-year period, including $8,300 and $2,800 during fiscal 2004 and 2005, respectively. The Loan Agreement also provides for a loan of $10,000 based upon the successful outcome of pending legal proceedings between Wyeth and Natural Biologics, as discussed above. The loans mature on June 3, 2007, are collateralized by a security interest in inventory and certain other assets of Natural Biologics and bear interest at the applicable federal rate as defined by the Loan Agreement (3.03% at June 30, 2003).

         In fiscal 2002, the Company also entered into a Development, Manufacturing and Distribution Agreement with Natural Biologics which could obligate the Company to make milestone payments totaling an additional $35,000 to Natural Biologics based on achieving certain legal and product approval milestones, including the approval of a generic product.

         Employment Agreements

         The Company has entered into employment agreements with certain key employees. These agreements terminate at various dates through 2006.

         Product Liability Insurance

         On September 30, 2002, the Company entered into a finite risk insurance arrangement (the "Arrangement") with a third party insurer due to the significant increase in the cost of traditional product liability insurance. The Company believes that the Arrangement is an effective way to insure against a portion of potential product liability claims. In exchange for $15,000 in product liability coverage over a five-year term, the Arrangement provides for the Company to pay approximately $14,250 in four equal annual installments of $3,563, with the first annual payment having been made in October 2002. Included in the initial payment is an insurer's margin of approximately $1,000, which is being amortized over the five-year term. At any six-month interval, the Company may, at its option, cancel the Arrangement. In addition, at the earlier of termination or expiry, the Company is eligible for a return of all amounts paid to the insurer, less the insurer's margin and amounts for any incurred claims. The Company is recording the payments, net of the insurer's margin, as deposits included in other assets.

         The Company is self-insured for potential product liability claims between $15,000 and $25,000. The Company has purchased additional coverage from an insurance carrier that will offer coverage for claims between $25,000 and $50,000, subject to a $10,000 limitation on some of the Company's products and an exclusion on others.

         Simultaneously with entering into the Arrangement, the Company exercised the extended reporting period under its previous insurance policy that provides $10,000 of product liability coverage of unlimited duration for product liability claims on products sold from September 10, 1987 to September 30, 2002. Additionally, in connection with its merger with Duramed, the Company purchased a supplemental extended reporting policy under Duramed's prior insurance policy that provides $10,000 of product liability coverage for an unlimited duration for product liability claims on products sold by Duramed between October 1, 1985 and October 24, 2001, and for product liability claims.

         The Company has never been held liable for, or agreed to pay, a significant product liability claim. However, the Company is from time to time a defendant in several product liability actions. If the Company incurs defense costs and liabilities in excess of the Company's self-insurance reserve that are not otherwise covered by insurance, it could have a material adverse effect on the Company's consolidated financial statements.

         Indemnity Provisions

         From time-to-time, in the normal course of business, we agree to indemnify our suppliers and customers concerning product liability and other matters.

         Litigation Settlement

         On October 22, 1999, the Company reached a settlement agreement with Schein Pharmaceutical, Inc. (now part of Watson Pharmaceuticals, Inc.) relating to a 1992 agreement regarding the pursuit of a generic conjugated estrogens product. Under the terms of the settlement, Schein gave up any claim to rights in Cenestin in exchange for a payment of $15,000, which was paid to Schein in 1999. An additional $15,000 payment is required under the terms of the settlement if Cenestin achieves total profits (product sales less product-specific cost of goods sold, sales and marketing and other relevant expenses) of greater than $100,000 over any five year or less period prior to October 22, 2014.

         Class Action Lawsuits

         Ciprofloxacin (Cipro(R))

         To date the Company has been named as co-defendants with Bayer corporation, The Rugby Group, Inc. and others in approximately 38 class action complaints filed in state and federal courts by direct and indirect purchasers of Ciprofloxacin (Cipro(R)) from 1997 to the present. The complaints allege that the 1997 Bayer-Barr patent litigation settlement agreement was anti-competitive and violated federal antitrust laws and/or state antitrust and consumer protection laws. A prior investigation of this agreement by the Texas Attorney General's Office on behalf of a group of state Attorneys General was closed without further action in December 2001.

         The lawsuits include nine consolidated in California state court, one in Kansas state court, one in Wisconsin state court, one in Florida state court, and two in New York state court, with the remainder of the actions pending in the United States District Court for the Eastern District of New York for coordinated or consolidated pre-trial proceedings (the "MDL Case"). Fact discovery in the MDL case is currently scheduled to close on November 7, 2003, after which the parties will proceed with expert discovery, followed by anticipated summary judgment briefing. The direct purchaser and indirect purchaser plaintiffs also have filed motions for class certification in the MDL case, but briefing is not complete and the Court has indicated that it will defer ruling on the motions at the present time. The state court actions remain in a relatively preliminary stage generally, tracked to follow the MDL Case, although defendants have filed dispositive motions and plaintiffs have moved for class certification in certain of the cases.

         On May 20, 2003, the District Court entered an order in the MDL Case holding that the Barr-Bayer settlement did not constitute a per se violation of the antitrust laws and restricting the scope of the legal theories the plaintiffs could pursue in the case.

         The Company believes that our agreement with Bayer Corporation reflects a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Although it is not possible to forecast the outcome of this matter, the Company intends to vigorously defend itself. We anticipate that this matter may take several years to resolve, but an adverse judgment could have a material adverse impact on the Company's consolidated financial statements.

         Tamoxifen

         To date approximately 31 consumer or third party payor class action complaints have been filed in state and federal courts against Zeneca, Inc., AstraZeneca Pharmaceuticals LP and the Company alleging, among other things, that the 1993 settlement of patent litigation between Zeneca and the Company violated the antitrust laws, insulated Zeneca and the Company from generic competition and enabled Zeneca and the Company to charge artificially inflated prices for Tamoxifen citrate. A prior investigation of this agreement by the U.S. Department of Justice was closed without further action.

         The Judicial Panel on Multidistrict Litigation has transferred these cases to the United States District Court for the Eastern District of New York for pretrial proceedings. On May 13, 2003, the District Court entered an order dismissing the cases for failure to state a viable antitrust claim. Plaintiffs have filed a notice of appeal.

         The Company believes that its agreement with Zeneca reflects a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Although it is not possible to forecast the outcome of this matter, the Company intends to vigorously defend itself. It is anticipated that this matter may take several years to resolve, but an adverse judgment could have a material adverse impact on the Company's consolidated financial statements.

         Invamed/Apothecon Lawsuit

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

         Desogestrel/Ethinyl Estradiol Suit

         In May 2000, the Company filed an Abbreviated New Drug Application ("ANDA") seeking approval from the FDA to market the tablet combination of desogestrel/ethinyl estradiol tablets and ethinyl estradiol tablets, the generic equivalent of Organon Inc.'s Mircette(R) oral contraceptive regimen. The Company notified Bio-Technology General Corp. ("BTG"), the owner of the patent for the Mircette product, pursuant to the provisions of the Hatch-Waxman Act and BTG filed a patent infringement action in the United States District Court for the District of New Jersey seeking to prevent Barr from marketing the tablet combination. In December 2001, the United States District Court for the District of New Jersey granted summary judgment in favor or Duramed, finding that Barr's product did not infringe the patent at issue in the case. BTG appealed the District Court's decision. In April 2002, the Company launched its Kariva(R) product, the generic version of Mircette. In April 2003, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's decision granting summary judgment in Duramed's favor and remanded the case to the District Court for further proceedings.

         In July, 2003, BTG (now Savient) filed an amended complaint adding Organon (Ireland) Ltd. and Organon USA as plaintiffs and adding the Company as a defendant. The amended complaint seeks damages and enhanced damages based upon willful infringement. The Company believes that it has not infringed BTG's patent and continues to manufacture and market Kariva. If BTG and Organon are successful, the Company could be liable for damages for patent infringement, which could have a material adverse effect on our consolidated financial statements.

         Termination of Solvay Co-Marketing Relationship

         On March 31, 2002, Barr's Duramed subsidiary gave notice of its intention to terminate, as of June 30, 2002, the relationship between Barr and Solvay Pharmaceuticals, Inc. which covered the joint promotion of Barr's Cenestin tablets and Solvay's Prometrium(R) capsules. Solvay has disputed Duramed's right to terminate the relationship and claims it is entitled to substantial damages and has notified Barr that it has demanded arbitration of this matter. Discovery is underway and the arbitration hearing is currently scheduled to begin in January 2004. The Company believes its actions are well founded but if the Company is incorrect, an adverse decision in the matter could have a material adverse impact on the Company's consolidated financial statements.

         Lemelson

         In November, 2001, the Lemelson Medical, Education & Research Foundation filed an action in the United States District Court for the District of Arizona alleging patent infringement against many defendants, including the Company, involving "machine vision" or "computer image analysis." In March, 2002, the court stayed the proceedings, pending the resolution of another suit that involves the same patents, but does not involve the Company.

         Nortrel 7/7/7 Product Recall

         On July 9, 2003, the Company initiated a recall of three lots of its Nortrel 7/7/7 oral contraceptive product after receiving two customer complaints that the tablets that had been dispensed to them were misconfigured. The Company has since received reports of pregnancies from approximately 16 women who claim to have taken the product. The Company is in the process of investigating whether these women have taken affected product and whether their pregnancies are related to use of affected product. The Company anticipates that one or more of these women will commence formal legal actions against it. The Company does not have sufficient information at this time to evaluate the likelihood of success in these matters. However, an unfavorable outcome in one or more of these matters could have a material adverse effect on the Company's consolidated financial statements.

         PPA Litigation

         The Company is a defendant in three personal injury product liability lawsuits involving phenylproanolamine ("PPA"). All three cases are in their initial stages. The Company believes it has strong defenses to all three cases and intends to vigorously defend against them. However, an unfavorable outcome could have a material adverse effect on the Company's consolidated financial statements.

         MPA Litigation

         The Company has been named as a defendant in at least ten personal injury product liability cases brought against the Company and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of medroxyprogesterone acetate ("MPA") in conjunction with Premarin or other hormone therapy products. These cases are in a preliminary stage and the Company does not know whether any of these individuals took an MPA product manufactured by the Company. We intend to vigorously defend against these cases. However, an unfavorable outcome could have a material adverse effect on our consolidated financial statements.

         Medical Reimbursement Cases

         We have learned that we have been named as a defendant in separate actions brought by the County of Suffolk, New York and Westchester County, New York against numerous pharmaceutical manufacturers. The action seeks to recover damages and other relief for alleged overcharges for prescription medications paid for by Medicaid. We believe that we have not engaged in any improper conduct and intend to vigorously defend against the cases. However, an unfavorable outcome could have a material adverse effect on our consolidated financial statements.

         Other Litigation

         As of June 30, 2003, the Company was involved with other lawsuits incidental to its business, including patent infringement actions and personal injury claims. Management of the Company, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have a material adverse effect on the Company's consolidated financial statements.

         Administrative Matters

         On June 30, 1999, the Company received a civil investigative demand ("CID") and a subpoena from the FTC seeking documents and data relating to the January 1997 agreements resolving the patent litigation involving ciprofloxacin hydrochloride. The CID was limited to a request for information and did not allege any wrongdoing. The FTC is investigating whether Barr, through the settlement and supply agreements, has engaged in activities in violation of the antitrust laws. Barr continues to cooperate with the FTC in this investigation.

         On August 17, 2001, the Oregon Attorney General's Office, as liaison on behalf of a group of state Attorneys General, served the Company with a CID relating to its investigation of our settlement of the Tamoxifen patent challenge with AstraZeneca. The investigative demand requests the production of certain information and documents that may assist the Attorney General in its investigation. The Company is reviewing the demand and intends to fully cooperate with the Attorney General's office in its investigation.

         The Company believes that the patent challenge settlements being investigated represent a pro-consumer and pro-competitive outcome to the patent challenge cases. An investigation of the tamoxifen settlement by the U.S. Department of Justice and an investigation of the ciprofloxacin settlement by the Texas Attorney General's Office on behalf of other state Attorneys General already have been satisfactorily resolved without further action and we expect these investigations to be satisfactorily resolved, as well. However, consideration of these matters could take considerable time, and any adverse judgment could have a material adverse impact on our consolidated financial statements.

         In May 2001, the Company received a subpoena, issued by the Commonwealth of Massachusetts Office of the Attorney General, for the production of documents related to pricing and Medicaid reimbursement of select products in Massachusetts. Barr is one of a number of pharmaceutical companies that have received such subpoenas. Barr is cooperating with the inquiry and believes that all of its product agreements and pricing decisions have been lawful and proper.

(22)     QUARTERLY DATA (UNAUDITED)

A summary of the quarterly results of operations is as follows:

                                                                  THREE MONTH PERIOD ENDED
                                                    ----------------------------------------------------
                                                     SEPT. 30       DEC. 31      MAR. 31       JUNE 30
                                                    ----------------------------------------------------
FISCAL YEAR 2003:
Total revenues                                      $  220,428    $  209,035    $  171,923    $  301,478
Cost of sales                                          110,919        94,872        55,182       163,126

Net earnings applicable to common shareholders          41,857        42,747        45,874        37,088

Earnings per common share - diluted (1) (3)         $     0.61    $     0.63    $     0.66    $     0.53
                                                    ==========    ==========    ==========    ==========

PRICE RANGE OF COMMON STOCK (2) (3)
High                                                $    48.07    $    45.15    $    58.15    $    66.52
Low                                                      32.93         36.84         43.39         51.40

                                                     SEPT. 30       DEC. 31      MAR. 31       JUNE 30
                                                    ----------------------------------------------------
FISCAL YEAR 2002:
Total revenues                                      $  352,103    $  366,090    $  261,411    $  209,380

Cost of sales                                          203,834       227,064       139,142       106,283
Net earnings applicable to common shareholders          70,205        42,091        53,107        44,866

Earnings per common share - diluted (1) (3)         $     1.04    $     0.61    $     0.78    $     0.66
                                                    ==========    ==========    ==========    ==========

PRICE RANGE OF COMMON STOCK (2) (3)
High                                                $    60.40    $    60.00    $    53.33    $    48.23
Low                                                      41.33         39.50         41.43         38.87

(1) The sum of the individual quarters may not equal the full year amounts due to the effects of the market prices in the application of the treasury stock method. During its two most recent fiscal years, the Company did not pay any cash dividends.

(2) The Company's common stock is listed and traded on the New York Stock Exchange under the symbol "BRL". At June 30, 2003, there were approximately 1,569 shareholders of record of common stock. The Company believes that a significant number of beneficial owners hold their shares in street name.

(3) Adjusted for the March 17, 2003 3-for-2 stock split effected in the form of a 50% stock dividend (See Note 1).

SCHEDULE II
BARR LABORATORIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
(IN THOUSANDS)

                                             BALANCE AT    ADDITIONS,    RECOVERY
                                             BEGINNING     COSTS AND      AGAINST      DEDUCTIONS,     POOLING      BALANCE AT
                                              OF YEAR       EXPENSE      WRITE-OFFS    WRITE-OFFS     ADJUSTMENT    END OF YEAR
                                             ----------------------------------------------------------------------------------
Allowance for doubtful accounts:
  Year ended June 30, 2001                   $      337    $       80    $       18    $       234    $        -    $       201
  Year ended June 30, 2002                          201            80             -              -             -            281
  Year ended June 30, 2003                          281            60             -             52             -            289

Reserve for returns and allowances:
  Year ended June 30, 2001                        4,754        14,466             -          9,996             -          9,224
  Year ended June 30, 2002                        9,224        76,935             -         57,136           (44)        28,979
  Year ended June 30, 2003                       28,979        48,623             -         24,926             -         52,676

Inventory reserves:
  Year ended June 30, 2001                       14,018         7,691             -          9,270             -         12,439
  Year ended June 30, 2002                       12,439        12,847             -         15,364           314         10,236
  Year ended June 30, 2003                       10,236        10,280             -          7,315             -         13,201