Form 10-K/A
period 2003-06-30
BARR LABORATORIES INC
filed 2003-08-29
CIK 10081

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

Number of shares of Common Stock, Par Value $.01, outstanding as of June 30, 2003: 66,785,798

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2003 Proxy Statement are incorporated by reference in Part III of the Form 10-K, as amended by this form 10-K/A.

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A (this "Amendment") is being filed to amend the Registrant's Annual Report on Form 10-K for the year ended June 30, 2003, as filed on August 26, 2003 (the "Original Report on Form 10-K"). The purpose of this Amendment is to correct Note 16 to the Company's consolidated financial statements and to correct a printer's error in Note 1, subsection (e) to the financial statements. In particular, the following errors were included in Note 16 of the Original Report on Form 10-K:

          * options granted under employee stock option plans in fiscal 2003 were understated by 2,247;

          * employee stock options exercisable at June 30, 2003 were understated by 40,000; and

          * options outstanding under non-employee director stock option plans at June 30, 2003 were overstated by 42,265.

     These errors affected certain other numbers contained in the tables reflecting option activity in Note 16 under the employee and non-employee director plans, including the weighted average exercise price of employee stock options exercisable at June 30, 2003.

     In addition, subsection (e) of Note 1 has been amended to provide that the estimated useful lives of leasehold improvements are "2-10" years, rather than "2-1" years as included in the Original Report on Form 10-K.

     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment contains the complete text of "Item 8. Financial Statements and Supplementary Data," as amended.

     This Amendment does not reflect events occurring after the filing of the Original Report on Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the corrections to Notes 1 and 16 described above.

                                    PART II

ITEM 8. Financial Statements and Supplementary Data

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

Notes to Consolidated Financial Statements                                                                F-9

Schedule II - Valuation and Qualifying Accounts for the years
   ended June 30, 2003, 2002 and 2001                                                                     S-1

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Barr Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Barr Laboratories, Inc. and subsidiaries (the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed at Item
15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and Duramed Pharmaceuticals, Inc. ("Duramed"), which has been accounted for as a pooling of interests as described in Note 3 to the consolidated financial statements. We did not audit the financial statements of Duramed for the six-month period ended June 30, 2001 or the year ended December 31, 2000, which statements reflect total assets of $136,587,000 and $81,966,000 as of June 30, 2001 and December 31, 2000, respectively, and total revenues of $59,831,000 and $83,465,000 for the respective periods then ended. The financial statements of Duramed for such periods were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Duramed for such periods, is based solely on the report of such other auditors. The financial statements of Duramed were combined with the financial statements of the Company as described in Note 1. Certain accounts of Duramed were reclassified to conform to the presentation method used by the Company and restated to give effect to pooling of interest adjustments of Duramed's tax valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.

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

                  The estimated useful lives of the major classification of depreciable assets are:

                                                                        Years
                                                                        -----
                         Buildings                                      30-45
                         Building improvements                             10
                         Machinery and equipment                         3-10
                         Leasehold improvements                          2-10

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

         A summary of the activity for the three fiscal years ended June 30, 2003, adjusted for the March 2003 3-for-2 stock split is as follows:

                                                                 WEIGHTED-AVERAGE
                                              NO. OF SHARES       EXERCISE PRICE
                                              -------------      ----------------
Outstanding at July 1, 2000                     4,707,456           $    11.85

Granted                                         1,241,698                32.55
Canceled                                         (124,637)               20.75
Exercised                                        (760,782)                9.27
                                              -----------
Outstanding at June 30, 2001                    5,063,735                17.09

Granted                                         1,005,013                52.89
Adjustment for pooling                            (47,577)               21.97
Canceled                                          (83,834)               38.51
Exercised                                      (1,011,755)               14.58
                                              -----------
Outstanding at June 30, 2002                    4,925,582                24.64

Granted                                         1,406,222                40.11
Canceled                                         (138,698)               41.88
Exercised                                        (903,028)               18.85
                                              -----------
Outstanding at June 30, 2003                    5,290,078           $    29.26
                                              ===========

Available for Grant (13,378,125 authorized)     4,944,098

Exercisable at June 30, 2001                    2,761,049           $    10.49
Exercisable at June 30, 2002                    4,506,530           $    24.02
Exercisable at June 30, 2003                    3,705,318           $    25.19

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

                                                                          WEIGHTED-AVERAGE
                                                       NO. OF SHARES       EXERCISE PRICE
                                                       -------------      ----------------
       Outstanding at July 1, 2000                        628,810             $  11.69

       Granted                                             90,279                39.48
       Cancelled                                           (3,843)               21.67
       Exercised                                          (88,313)               11.92
                                                         --------
       Outstanding at June 30, 2001                       626,933                15.61

       Granted                                            135,000                49.95
       Adjustment for pooling                              15,372                24.61
       Cancelled                                           (9,222)               22.35
       Exercised                                          (33,372)               12.26
                                                         --------
       Outstanding at June 30, 2002                       734,711                22.15

       Granted                                             67,500                40.14
       Canceled                                           (39,513)               49.31
       Exercised                                         (309,374)               14.63
                                                         --------
       Outstanding at June 30, 2003                       453,324             $  27.60
                                                         ========

       Available for grant (1,865,625 authorized)         713,063

       Exercisable at June 30, 2001                       540,496             $  11.67
       Exercisable at June 30, 2002                       599,710             $  15.89
       Exercisable at June 30, 2003                       385,809             $  25.41

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

SCHEDULE II
BARR LABORATORIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
(IN THOUSANDS)

                                             BALANCE AT    ADDITIONS,    RECOVERY
                                             BEGINNING     COSTS AND      AGAINST      DEDUCTIONS,     POOLING      BALANCE AT
                                              OF YEAR       EXPENSE      WRITE-OFFS    WRITE-OFFS     ADJUSTMENT    END OF YEAR
                                             ----------------------------------------------------------------------------------
Allowance for doubtful accounts:
  Year ended June 30, 2001                   $      337    $       80    $       18    $       234    $        -    $       201
  Year ended June 30, 2002                          201            80             -              -             -            281
  Year ended June 30, 2003                          281            60             -             52             -            289

Reserve for returns and allowances:
  Year ended June 30, 2001                        4,754        14,466             -          9,996             -          9,224
  Year ended June 30, 2002                        9,224        76,935             -         57,136           (44)        28,979
  Year ended June 30, 2003                       28,979        48,623             -         24,926             -         52,676

Inventory reserves:
  Year ended June 30, 2001                       14,018         7,691             -          9,270             -         12,439
  Year ended June 30, 2002                       12,439        12,847             -         15,364           314         10,236
  Year ended June 30, 2003                       10,236        10,280             -          7,315             -         13,201

                                 EXHIBIT INDEX


Exhibit
Number                        Description
-------                       -----------

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


                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, dated as of August 29, 2003.

                                                 BARR LABORATORIES, INC.

                                                 By: /s/ Bruce L. Downey
                                                     -------------------------
                                                     Bruce L. Downey
                                                     Chairman of the Board and
                                                       Chief Executive Officer