Form 10-Q
period 2003-09-30
BARR LABORATORIES INC
filed 2003-11-06
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2003 or

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

Number of shares of common stock outstanding as of November 5, 2003: 67,209,951

                             BARR LABORATORIES, INC.

                               INDEX TO FORM 10-Q

                                                                                                     PAGE
                                                                                                    NUMBER
                                                                                                    ------
PART I     FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

               Consolidated Balance Sheets as of September 30, 2003 (unaudited) and June 30,
                 2003.......................................................................          1

               Consolidated Statements of Operations (unaudited) for the three months ended
                 September 30, 2003 and 2002 ...............................................          2

               Consolidated Statements of Cash Flows (unaudited) for the three months ended
                 September 30, 2003 and 2002 ...............................................          3

               Notes to Consolidated Financial Statements (unaudited).......................          4

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................................          18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................          30

Item 4.    Controls and Procedures..........................................................          31

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings................................................................          33

Item 6.    Exhibits and Reports on Form 8-K.................................................          36

           Signatures.......................................................................          37

                             BARR LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        SEPTEMBER 30,
                                                                                           2003            JUNE 30,
                                                                                         (UNAUDITED)        2003
                                                                                         -----------        ----
                                           ASSETS

Current assets:
  Cash and cash equivalents                                                              $   418,055      $   367,142
  Marketable securities                                                                       46,400           29,400
  Accounts receivable, net (including receivables from related parties of $1,153 at
    September 30, 2003 and $2,398 at June 30, 2003)                                          140,790          221,652
  Other receivables                                                                           13,034           31,136
  Inventories                                                                                165,885          163,926
  Deferred income taxes                                                                       27,375           27,375
  Prepaid expenses                                                                            13,127            6,873
                                                                                         -----------      -----------
    Total current assets                                                                     824,666          847,504

Property, plant and equipment, net of accumulated depreciation
  of $101,588 and $100,314, respectively                                                     231,422          223,516
Deferred income taxes                                                                          5,572            5,589
Marketable securities                                                                          6,794           15,055
Other intangible assets                                                                       44,880           45,949
Goodwill                                                                                      14,118           14,118
Other assets                                                                                  16,782           29,206
                                                                                         -----------      -----------
    Total assets                                                                         $ 1,144,234      $ 1,180,937
                                                                                         ===========      ===========
                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                       $    75,733      $   188,852
  Accrued liabilities (including accrued liabilities to related parties of $1,287 at
    September 30, 2003 and $648 at June 30, 2003)                                             78,138           66,109
  Current portion of long-term debt                                                            7,029            7,029
  Current portion of capital lease obligations                                                 1,496            1,481
  Income taxes payable                                                                        14,133           11,316
                                                                                         -----------      -----------
    Total current liabilities                                                                176,529          274,787

Long-term debt                                                                                30,228           30,629
Long-term capital lease obligations                                                            3,309            3,398
Other liabilities                                                                              5,079            4,128

Commitments & Contingencies

Shareholders' equity:
  Preferred stock $1 par value per share; authorized 2,000,000; none issued                        -                -
  Common stock $.01 par value per share; authorized 100,000,000;
    issued 67,421,024 and 67,066,196, respectively                                               674              671
  Additional paid-in capital                                                                 348,534          326,001
  Retained earnings                                                                          580,745          542,210
  Accumulated other comprehensive loss                                                          (156)            (179)
                                                                                         -----------      -----------
                                                                                             929,797          868,703
  Treasury stock, at cost: 280,398 shares                                                       (708)            (708)
                                                                                         -----------      -----------
    Total shareholders' equity                                                               929,089          867,995
                                                                                         -----------      -----------
    Total liabilities and shareholders' equity                                           $ 1,144,234      $ 1,180,937
                                                                                         ===========      ===========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                     2003          2002
                                                                                     ----          ----
Revenues:
  Product sales (including sales to related parties of $2,102 and $2,869
     for the three months ended September 30, 2003 and 2002, respectively)          $308,760     $218,716
  Development and other revenue                                                        1,951        1,712
                                                                                    --------     --------
Total revenues                                                                       310,711      220,428

Costs and expenses:
  Cost of sales (including amounts paid to related parties of $1,611 and $1,301
     for the three months ended September 30, 2003 and 2002, respectively)           160,901      110,919
  Selling, general and administrative                                                 65,541       31,312
  Research and development                                                            23,466       21,138
                                                                                    --------     --------
Earnings from operations                                                              60,803       57,059

Proceeds from patent challenge settlement                                                  -        8,563
Interest income                                                                        1,260        1,497
Interest expense                                                                         839          448
Other (expense) income                                                                   (58)          34
                                                                                    --------     --------
Earnings before income taxes                                                          61,166       66,705

Income tax expense                                                                    22,631       24,848
                                                                                    --------     --------
Net earnings                                                                        $ 38,535     $ 41,857
                                                                                    ========     ========

Earnings per common share - basic                                                   $   0.58     $   0.64
                                                                                    ========     ========
Earnings per common share - diluted                                                 $   0.55     $   0.61
                                                                                    ========     ========
Weighted average shares                                                               66,697       65,581
                                                                                    ========     ========
Weighted average shares - diluted                                                     70,310       68,347
                                                                                    ========     ========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                                  2003           2002
                                                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net earnings                                                                              $  38,535      $  41,857
      Adjustments to reconcile net earnings to net cash provided by operating activities:
           Depreciation and amortization                                                            6,788          4,949
           Provision for losses on loans to Natural Biologics                                      15,729              -
           Loss on disposal of property, plant & equipment                                            138              -
           Other                                                                                      (12)           (18)
      Tax benefit of stock incentive plans                                                         12,429            844

      Changes in assets and liabilities:
        (Increase) decrease in:
           Accounts receivable and other receivables, net                                          98,964          2,375
           Inventories                                                                             (1,959)        34,997
           Prepaid expenses                                                                           997          1,190
           Other assets                                                                            (2,002)          (550)
        Increase (decrease) in:
           Accounts payable, accrued liabilities and other liabilities                           (107,390)       (58,205)
           Income taxes payable                                                                     2,817         20,279
                                                                                                ---------      ---------
        Net cash provided by operating activities                                                  65,034         47,718
                                                                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchases of property, plant and equipment                                                  (13,439)       (19,111)
      Loans to Natural Biologics                                                                   (1,321)        (2,044)
      Purchases of marketable securities, net                                                      (8,700)        (5,000)
                                                                                                ---------      ---------
        Net cash used in investing activities                                                     (23,460)       (26,155)
                                                                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Principal payments on long-term debt and capital leases                                        (768)        (1,174)
      Proceeds from exercise of stock options and employee stock purchases                         10,107          3,876
                                                                                                ---------      ---------
        Net cash provided by financing activities                                                   9,339          2,702
                                                                                                ---------      ---------
        Increase in cash and cash equivalents                                                      50,913         24,265
Cash and cash equivalents at beginning of period                                                  367,142        331,257
                                                                                                ---------      ---------
Cash and cash equivalents at end of period                                                      $ 418,055      $ 355,522
                                                                                                =========      =========
SUPPLEMENTAL CASH FLOW DATA:
      Cash paid during the period:
        Interest, net of portion capitalized                                                    $     465      $      27
                                                                                                =========      =========
        Income taxes                                                                            $   7,487      $   3,725
                                                                                                =========      =========
      Non-cash transactions:
        Equipment under capital lease                                                           $     293      $      94
                                                                                                =========      =========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                             BARR LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

         The unaudited consolidated financial statements of Barr Laboratories, Inc. and subsidiaries ("Barr" or "the Company") are prepared in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended June 30, 2003, included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission (the "SEC") on August 26, 2003, as amended by Form 10-K/A thereto filed by the Company with the SEC on August 29, 2003. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. Management believes that, along with the following information, the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three months ended September 30, 2003, may not be indicative of the results to be expected for the fiscal year ending June 30, 2004.

2.       ESTIMATES AND CRITICAL ACCOUNTING POLICIES

         The methods, estimates and judgments the Company uses in applying the accounting policies most critical to its financial statements have a significant impact on its reported results. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results, and that require the Company to make its most difficult and subjective judgments. Based on this definition, the Company's most critical policies include the following: (1) provisions for estimated sales returns and allowances (Note 3); (2) accrual of inventory reserves (Note 7); (3) deferred taxes; (4) accrual for litigation (Note 14); (5) accrual for self-insurance reserve (Note 14); and (6) the assessment of recoverability of goodwill and other intangible assets. The Company also has other key accounting policies including policies for revenue recognition. The Company believes that these other policies either do not generally require it to make estimates and judgments that are as difficult or as subjective as the six listed above, or are less likely to have a material impact on its reported results of operations for a given period. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results may differ significantly from the Company's estimates and its estimates could be different using different assumptions or conditions.

3.       ACCOUNTS RECEIVABLE

         Accounts receivable are presented net of allowances related to provisions for product returns, rebates, chargebacks and other sales allowances of $125,037 at September 30, 2003 and $136,059 at June 30, 2003.

4.       STOCK-BASED COMPENSATION

         The Company has three stock-based employee compensation plans, two stock-based non-employee director compensation plans and an employee stock purchase plan. The Company accounts for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company, applying the intrinsic value method, has not recorded stock-based employee compensation cost in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to its stock-based employee compensation.


                                                     THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     2003            2002
                                                  ----------     -----------
NET INCOME, AS REPORTED                           $   38,535     $    41,857
Add:
   Stock-based employee compensation
   expense included in reported net income,
   net of related tax effects                              -               -
Deduct:
   Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                          2,802           1,426
                                                  ----------     -----------
PRO FORMA NET INCOME                              $   35,733     $    40,431
                                                  ==========     ===========
EARNINGS PER SHARE:

   Basic - as reported                            $     0.58     $      0.64
                                                  ==========     ===========
   Basic - pro forma                              $     0.54     $      0.62
                                                  ==========     ===========
   Diluted - as reported                          $     0.55     $      0.61
                                                  ==========     ===========
   Diluted - pro forma                            $     0.51     $      0.59
                                                  ==========     ===========

5.       RECENT ACCOUNTING PRONOUNCEMENTS

         Amendment of Statement 133 on Derivative Instruments and Hedging Activities

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and amends certain other existing pronouncements. The Company currently has no involvement with derivative financial instruments, and the adoption of SFAS 149 on July 1, 2003 did not have a material impact on its consolidated financial statements.

         Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position and affects an issuer's accounting for (1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets, (2) instruments, other than outstanding shares, that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, or (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. In addition to its requirements for the classification and measurement of financial instruments within its scope, SFAS 150 also requires disclosures about alternative ways of settling those instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 on July 1, 2003 with no material impact on its consolidated financial statements.

6.       OTHER RECEIVABLES

         Other receivables consist primarily of patent challenge settlement receivables and receivables related to development and other revenue (See Note 11).

7.       INVENTORIES

         Inventories consist of the following:

                                           September 30,             June 30,
                                              2003                     2003
                                         ---------------           ------------
Raw materials and supplies               $        67,140           $     60,075
Work-in-process                                   19,682                 18,561
Finished goods                                    79,063                 85,290
                                         ---------------           ------------
     Total                               $       165,885           $    163,926
                                         ===============           ============

         Inventories are presented net of reserves of $16,159 and $13,201 at September 30, 2003 and June 30, 2003, respectively. The Company's distributed version of Ciprofloxacin, purchased as a finished product from Bayer, accounted for approximately $43,924 and $48,300 of finished goods inventory as of September 30, 2003 and June 30, 2003, respectively.

8.       RELATED PARTIES

         Dr. Bernard C. Sherman

         During the three months ended September 30, 2003 and 2002, the Company purchased $1,426 and $913, respectively, of bulk pharmaceutical material from companies affiliated with Dr. Bernard C. Sherman, the Company's largest shareholder and a director until October 24, 2002. In addition, during the three months ended September 30, 2003 and 2002, the Company sold $2,102 and $2,869, respectively, of its pharmaceutical products and bulk pharmaceutical materials to companies owned by Dr. Sherman. As of September 30, 2003 and June 30, 2003, the Company's accounts receivable included $1,153 and $2,398, respectively, due from such companies.

         During fiscal 1996, the Company also entered into an agreement with a company owned by Dr. Sherman to share litigation and related costs in connection with its Fluoxetine patent challenge. For the three months ended September 30, 2003 and 2002, the Company recorded $273 and $135, respectively, in connection with such agreement as a reduction to operating expenses. For the three months ended September 30, 2003 and 2002, the Company recorded $185 and $388, respectively, as cost of sales related to this agreement.

         As of September 30, 2003 and June 30, 2003, the Company's accrued liabilities included $1,287 and $648, respectively, related to transactions with these entities.

9.       OTHER INTANGIBLE ASSETS

         Intangible assets, excluding goodwill, which are comprised primarily of product licenses and product rights and related intangibles, consist of the following:

                                                      September 30,          June 30,
                                                          2003                 2003
                                                     ---------------        -----------
Product licenses                                     $        27,050        $    26,800
Product rights and related intangibles                        22,046             22,046
                                                     ---------------        -----------
                                                              49,096             48,846
Less: accumulated amortization                                (4,216)            (2,897)
                                                     ---------------        -----------
   Intangible assets, net                            $        44,880        $    45,949
                                                     ===============        ===========

         Estimated amortization expense on product licenses and product rights and related intangibles is as follows:

                                Year Ending
                                 June 30,
                                 --------
                                  2004                      $ 5,291
                                  2005                        5,303
                                  2006                        5,303
                                  2007                        5,303
                                  2008                        5,303

         The Company's product licenses and product rights and related intangibles have weighted average useful lives of approximately 10.0 and 8.75 years, respectively.

10.      LONG-TERM DEBT

         The Company has a $40,000 revolving credit facility that expires on February 27, 2005. As of September 30, 2003, there was approximately $32,875 available to the Company under this facility due to the issuance of a $7,125 letter of credit in support of outstanding premiums on the Company's product liability insurance (see Note 14).

11.      DEVELOPMENT AND OTHER REVENUE

         For the three months ended September 30, 2003 and 2002, development and other revenue included royalty income earned under licensing agreements, a development agreement with the U.S. Department of Defense, and a development agreement related to the Company's vaginal ring products.

12.      EARNINGS PER SHARE

         On February 18, 2003, the Company's Board of Directors declared a 3-for-2 stock split effected in the form of a 50% stock dividend. Approximately 22.2 million additional shares of common stock were distributed on March 17, 2003 to shareholders of record at the close of business on February 28, 2003. All applicable prior period share and per share amounts have been adjusted for the stock split.

         The following is a reconciliation of the numerators and denominators used to calculate earnings per common share ("EPS") in the consolidated statements of operations:

                                                   FOR THE THREE
                                                    MONTHS ENDED
                                                   SEPTEMBER 30,
(in thousands, except per share amounts)        2003              2002
                                           --------------      ----------
EARNINGS PER COMMON SHARE - BASIC:
Net earnings (numerator)                   $       38,535      $   41,857
Weighted average shares (denominator)              66,697          65,581

   Net earnings                            $         0.58      $     0.64
                                           ==============      ==========
EARNINGS PER COMMON SHARE - DILUTED:

Net earnings (numerator)                   $       38,535      $   41,857
Weighted average shares                            66,697          65,581
Effect of dilutive options                          3,613           2,766
                                           --------------      ----------
   Weighted average shares - diluted
   (denominator)                                   70,310          68,347
   Net earnings                            $         0.55      $     0.61
                                           ==============      ==========


                                                  2003             2002
(in whole share amounts)                          ----             ----

Not included in the calculation of diluted
  earnings per share because their
  impact is antidilutive:
     Stock options outstanding                     -               1,266


13.      COMPREHENSIVE INCOME

         Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on securities classified for SFAS No. 115 purposes as "available for sale." Total comprehensive income for the three months ended September 30, 2003 and 2002 was $38,558 and $41,802 respectively.

14.      COMMITMENTS AND CONTINGENCIES

         Leases

         The Company is party to various leases which relate to the rental of office facilities and equipment. The Company believes it will be able to extend such leases, if necessary. The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs under noncancellable long-term leases.

                                                  Fiscal Year Ending June 30,
                                     2004         2005         2006       2007         2008       Thereafter
-----------------------------------------------------------------------------------------------------------
Operating leases                   $   1,634    $  2,632     $  2,064    $  2,038    $   2,120    $  15,019

Capital leases                         2,112       1,828        1,631         795          143            -
-----------------------------------------------------------------------------------------------------------
Minimum lease payments                 3,746       4,460        3,695       2,833        2,263       15,019
-----------------------------------------------------------------------------------------------------------

         Business Development Venture

         In fiscal 2002, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Natural Biologics, the raw material supplier for the Company's generic equine-based conjugated estrogens product for which the Company filed an Abbreviated New Drug Application ("ANDA") with the U.S. Food and Drug Administration ("FDA") in June 2003. The Company also entered into a Development, Manufacturing and Distribution Agreement with Natural Biologics which could obligate the Company to make milestone payments totaling an additional $35,000 to Natural Biologics based on achieving certain legal and product approval milestones, including FDA approval of a generic product. The Company believes that the raw material is pharmaceutically equivalent to raw material used to produce Wyeth's Premarin(R).

         Natural Biologics is a defendant in a trade secret lawsuit brought by Wyeth. In September 2003, the U.S. District Court for the District of Minnesota determined that Natural Biologics had misappropriated Wyeth's trade secrets and enjoined Natural Biologics from further involvement in the equine-based raw material business. Unless the ruling is reversed on appeal, the Company will be prohibited from using Natural Biologics' raw material in its pending ANDA filed with the FDA. Natural Biologics has informed the Company that it will seek an appeal of the District Court's ruling.

         As of September 30, 2003 and June 30, 2003, the Company had loaned Natural Biologics approximately $15,729 and $14,408, respectively, including accrued interest, under the Loan Agreement, and has included such amounts in other assets on the consolidated balance sheets. Under the terms of the Loan Agreement, the loans mature on June 3, 2007, are collateralized by a security interest in inventory and certain other assets of Natural Biologics and bear interest at the applicable federal rate as defined by the Loan Agreement (3.39% at September 30, 2003).

         Due to the unfavorable decision of the District Court and its anticipated negative effects on Natural Biologics' operations, as well as the uncertainty surrounding the timing and outcome of any appeal, on September 30, 2003 the Company established a full valuation allowance against the loan amount and included the allowance in other assets on its consolidated balance sheet and recorded a charge to selling, general and administrative expense.

         Funding of Employee Savings Plan

         On September 23, 2003, the Company committed to make a minimum aggregate contribution of $11,000 to the Barr Laboratories, Inc. Savings and Retirement Plan for the fiscal year ending June 30, 2004. The Company has funded $3,749 of the contribution commitment and has recorded an asset and a matching liability equal to the remaining contribution commitment.

         Employment Agreements

         The Company has entered into employment agreements with certain key employees. These agreements terminate at various dates through 2006.

         Product Liability Insurance

         The Company is insured for $15,000 in potential product liability claims under a finite risk insurance arrangement (the "Arrangement") with a third party insurer. In exchange for $15,000 in product liability coverage over a five-year term expiring on September 30, 2007, the Arrangement provides for the Company to pay approximately $14,250 in four equal annual installments of $3,563. Included in the initial installment payment was an insurer's margin of approximately $1,050, which is being amortized over the five-year term. At any six-month interval, the Company may, at its option, cancel the Arrangement. In addition, at the earlier of termination or expiry, the Company is eligible for a return of all amounts paid to the insurer, less the insurer's margin and amounts for any incurred claims. The Company is recording the payments, net of the insurer's margin, as deposits included in other assets.

         The Company is self-insured for potential product liability claims between $15,000 and $25,000. The Company has purchased traditional third-party insurance that will provide coverage for claims between $25,000 and $40,000. For claims between $40,000 and $50,000, the
         Company has purchased additional insurance that provides for the Company to share 20% of all claims paid under the policy by the insurer.

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

         Because the Company is self-insured for a portion of its potential product liability claims, it has established a self-insurance reserve. As of September 30, 2003 and June 30, 2002 the Company included $1,753 and $1,333, respectively, in other accrued liabilities for its estimate of potential product liability claims and expenses. For the three months ended September 30, 2003 and 2002, approximately $420 and $0 is included in selling, general and administrative expenses related to changes in the accrual for both reported and potential product liability claims and expenses. The cost of the ultimate disposition of both existing and potential claims may differ from these reserve amounts.

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

         Indemnity Provisions

         From time-to-time, in the normal course of business, the Company agrees to indemnify its suppliers and customers concerning product liability and other matters.

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

         The lawsuits include nine consolidated in California state court, one in Kansas state court, one in Wisconsin state court, one in Florida state court, and two consolidated in New York state court, with the remainder of the actions pending in the United States District Court for the Eastern District of New York for coordinated or consolidated pre-trial proceedings (the "MDL Case"). Fact discovery in the MDL Case is currently scheduled to close on November 7, 2003, after which the parties will proceed with expert discovery, followed by anticipated summary judgment briefing. The direct purchaser and indirect purchaser plaintiffs also have filed motions for class certification in the MDL Case, but briefing is not complete and the Court has indicated that it will defer ruling on the motions at the present time. The state court actions remain in a relatively preliminary stage generally, tracked to follow the MDL Case, although defendants have filed dispositive motions and plaintiffs have moved for class certification in certain of the cases.

         On May 20, 2003, the District Court entered an order in the MDL Case holding that the Barr-Bayer settlement did not constitute a per se violation of the antitrust laws and restricting the scope of the legal theories the plaintiffs could pursue in the case.

         On September 19, 2003, the Circuit Court for the County of Milwaukee dismissed the Wisconsin state class action for failure to state a claim for relief under Wisconsin law. On October 17, 2003, the Supreme Court of the State of New York for New York County dismissed the consolidated New York state class action for failure to state a claim upon which relief could be granted and denied the plaintiffs' motion for class certification. The Wisconsin Circuit Court's decision and the New York Supreme Court's decision do not affect the federal class actions currently pending in the U.S. District Court for the Eastern District of New York or the state class actions currently pending in other state courts.

         The Company believes that its agreement with Bayer Corporation reflects a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Although it is not possible to forecast the outcome of these matters, the Company intends to vigorously defend itself. The Company anticipates that these matters may take several years to resolve, but an adverse judgment in any of the pending cases could have a material adverse impact on the Company's consolidated financial statements.

         Tamoxifen

         To date approximately 31 consumer or third party payor class action complaints have been filed in state and federal courts against Zeneca, Inc., AstraZeneca Pharmaceuticals LP and the Company alleging, among other things, that the 1993 settlement of patent litigation between Zeneca, Inc. and the Company violated the antitrust laws, insulated Zeneca, Inc. and the Company from generic competition and enabled Zeneca, Inc. and the Company to charge artificially inflated prices for Tamoxifen citrate. A prior investigation of this agreement by the U.S. Department of Justice was closed without further action.

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

         Invamed, Inc./Apothecon, Inc.

         In February 1998, Invamed, Inc. and Apothecon, Inc., both of which have since been acquired by Geneva Pharmaceuticals, Inc., which is a subsidiary of Novartis AG, named the Company and several others as defendants in lawsuits filed in the United States District Court for the Southern District of New York, charging that the Company unlawfully blocked access to the raw material source for Warfarin Sodium. The two actions have been consolidated. On May 10, 2002, the District Court granted summary judgment in the Company's favor on all antitrust claims in the case, but found that the plaintiffs could proceed to trial on their allegations that the Company interfered with an alleged raw material supply contract between Invamed and the Company's raw material supplier. Invamed and Apothecon have appealed the District Court's decision to the United States Court of Appeals for the Second Circuit. Trial on the merits has been stayed pending the outcome of the appeal.

         The Company believes that the suits filed by Invamed and Apothecon are without merit and intends to vigorously defend its position, but an adverse judgment could have a material adverse impact on the Company's consolidated financial statements.

         Desogestrel/Ethinyl Estradiol Suit

         In May 2000, the Company filed an ANDA seeking approval from the FDA to market the tablet combination of desogestrel/ethinyl estradiol tablets and ethinyl estradiol tablets, the generic equivalent of Organon Inc.'s Mircette(R) oral contraceptive regimen. The Company notified Bio-Technology General Corp. ("BTG"), the owner of the patent for the Mircette product, pursuant to the provisions of the Hatch-Waxman Act and BTG filed a patent infringement action in the United States District Court for the District of New Jersey seeking to prevent the Company from marketing the tablet combination. In December 2001, the United States District Court for the District of New Jersey granted summary judgment in favor of the Company, finding that its product did not infringe the patent at issue in the case. BTG appealed the District Court's decision. In April 2002, the Company launched its Kariva(R) product, the generic version of Mircette. In April 2003, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's decision granting summary judgment in the Company's favor and remanded the case to the District Court for further proceedings.

         In July 2003 BTG (now Savient) filed an amended complaint adding Organon (Ireland) Ltd. and Organon USA as plaintiffs and adding the Company as a defendant. The amended complaint seeks damages and enhanced damages based upon willful infringement. The Company believes that it has not infringed BTG's patent and continues to manufacture and market Kariva. If BTG and Organon are successful, the Company could be liable for damages for patent infringement, which could have a material adverse effect on its consolidated financial statements.

         Termination of Solvay Co-Marketing Relationship

         On March 31, 2002, the Company gave notice of its intention to terminate, as of June 30, 2002, its relationship with Solvay Pharmaceuticals, Inc. which covered the joint promotion of the Company's Cenestin tablets and Solvay's Prometrium(R) capsules. Solvay has disputed the Company's right to terminate the relationship and claims it is entitled to substantial damages and has notified the Company that it has demanded arbitration of this matter. Discovery is underway and the arbitration hearing is currently scheduled to begin in January 2004. The Company believes its actions are well founded but if the Company is incorrect, an adverse decision in the matter could have a material adverse impact on the Company's consolidated financial statements.

         Lemelson

         In November 2001, the Lemelson Medical, Education & Research Foundation filed an action in the United States District Court for the District of Arizona alleging patent infringement against many defendants, including the Company, involving "machine vision" or "computer image analysis." In March 2002, the court stayed the proceedings, pending the resolution of another suit that involves the same patents, but does not involve the Company.

         Nortrel 7/7/7 Product Recall

         On July 9, 2003, the Company initiated a recall of three lots of its Nortrel 7/7/7 oral contraceptive product after receiving two customer complaints that the tablets that had been dispensed to them were misconfigured. The Company has since received reports of pregnancies from approximately 25 women who claim to have taken the product, nine of whom have requested compensation from the Company. The Company is in the process of investigating whether these women have taken affected product and whether their pregnancies are related to use of affected product. The Company anticipates that one or more of these women will commence formal legal actions against it. The Company does not have sufficient information at this time to evaluate the likelihood of success in these matters. However, an unfavorable outcome in one or more of these matters could have a material adverse effect on the Company's consolidated financial statements.

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

         MPA Litigation

         The Company has been named as a defendant in at least 13 personal injury product liability cases brought against the Company and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of medroxyprogesterone acetate ("MPA") in conjunction with Premarin or other hormone therapy products. These cases are in a preliminary stage and the Company does not know whether any of these individuals took an MPA product manufactured by the Company. The Company intends to vigorously defend itself against these cases. However, an unfavorable outcome could have a material adverse effect on the Company's consolidated financial statements.

         Texas HRT Cases

         The Company's wholly owned Duramed subsidiary has been named, along with several other pharmaceutical manufacturers, as a defendant in five cases originally brought in Texas state court alleging personal injuries to more than 70 plaintiffs from the use of hormone replacement therapy ("HRT") products, including Premarin, Prempro, Estratest and Estrace. None of the complaints in these cases specifically alleges that any of the plaintiffs took any products manufactured by Duramed. The cases have been removed to the United States District Court for the Eastern District of Texas and the United States District Court for the Southern District of Texas. The Company intends to vigorously defend itself against these cases. However, an unfavorable outcome could have a material adverse effect on the Company's consolidated financial statements.

         Medicaid Reimbursement Cases

         The Company has been named as a defendant in separate actions brought by the Commonwealth of Massachusetts; the County of Suffolk, New York; the County of Rockland, New York; and Westchester County, New York against numerous pharmaceutical manufacturers. The action seeks to recover damages and other relief for alleged overcharges for prescription medications paid for by Medicaid. The Company believes that it has not engaged in any improper conduct and intends to vigorously defend itself against the cases. However, an unfavorable outcome could have a material adverse effect on the Company's consolidated financial statements.

         Other Litigation

         As of September 30, 2003, the Company was involved with other lawsuits incidental to its business, including patent infringement actions and personal injury claims. Management of the Company, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have a material adverse effect on the Company's consolidated financial statements.

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

         On August 17, 2001, the Oregon Attorney General's Office, as liaison on behalf of a group of state Attorneys General, served the Company with a CID relating to its investigation of the Company's settlement of the Tamoxifen patent challenge with AstraZeneca. The investigative demand requests the production of certain information and documents that may assist the Attorney General in its investigation. The Company is reviewing the demand and intends to fully cooperate with the Attorney General's office in its investigation.

         The Company believes that the patent challenge settlements being investigated represent a pro-consumer and pro-competitive outcome to the patent challenge cases. An investigation of the Tamoxifen settlement by the U.S. Department of Justice and an investigation of the Ciprofloxacin settlement by the Texas Attorney General's Office on behalf of other state Attorneys General already have been satisfactorily resolved without further action and the Company expects these investigations to be satisfactorily resolved, as well. However, consideration of these matters could take considerable time, and any adverse judgment could have a material adverse impact on the Company's consolidated financial statements.

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

15.      SUBSEQUENT EVENT

         On October 24, 2003, at the Company's annual meeting of shareholders, the Company's shareholders approved the reincorporation of the Company from New York to Delaware and also approved an increase in the number of authorized shares of common stock of the new Delaware corporation from 100,000,000 shares to 200,000,000. The reincorporation merger is expected to occur on December 31, 2003, at and after which time the Company will be a Delaware corporation.

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

         -        the success of our product development activities;

         - market and customer acceptance and demand for our pharmaceutical products;

         -        our dependence on revenues from significant customers;

         -        reimbursement policies of third party payors;

         -        our dependence on revenues from significant products;

         - the use of estimates in the preparation of our financial statements;

         -        the impact of competitive products and pricing;

         - the ability to develop and launch new products on a timely basis;

         -        the availability of raw materials;

         - the availability of any product we purchase and sell as a distributor;

         - our mix of product sales between manufactured products, which typically have higher margins, and distributed products, which typically have lower margins, during any given period;

         -        the regulatory environment;

         - our exposure to product liability and other lawsuits and contingencies;

         - the increasing cost of insurance and the availability of product liability insurance coverage;

         - our timely and successful completion of strategic initiatives, including integrating companies and products we acquire and implementing new enterprise resource planning systems;

         - fluctuations in operating results, including the effects on such results from spending for research and development, sales and marketing activities and patent challenge activities; and

         - other risks detailed from time to time in our filings with the Securities and Exchange Commission.

OVERVIEW

We operate in one business segment, which is the development, manufacture and marketing of pharmaceutical products.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying the accounting policies most critical to our financial statements have a significant impact on our reported results. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments. Based on this definition, our most critical policies include the following: (1) provisions for estimated sales returns and allowances; (2) accrual of inventory reserves; (3) deferred taxes;
(4) accrual for litigation; (5) accrual for self-insurance reserve; and (6) the assessment of recoverability of goodwill and other intangible assets. We also have other key accounting policies including policies for revenue recognition. We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective as the six listed above, or are less likely to have a material impact on our reported results of operations for a given period. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results may differ significantly from our estimates and our estimates could be different using different assumptions or conditions.

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

Accounts receivable are presented net of allowances related to the above provisions of $125,037 at September 30, 2003 and $136,059 at June 30, 2003.

Inventory Reserves

We establish reserves for our inventory to reflect situations in which the cost of the inventory is not expected to be recovered. We regularly review our inventory for products close to expiration and therefore not expected to be sold, for products that have reached their expiration date and for products that are not expected to be saleable based on our quality assurance and control standards. The reserve for these products is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. In evaluating whether inventory is properly stated at the lower of cost or market, we consider such factors as the amount of product inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. We monitor inventory levels, expiration dates and market conditions on a regular basis. We record provisions for inventory reserves as part of cost of sales.

Inventories are presented net of reserves of $16,159 at September 30, 2003 and $13,201 at June 30, 2003.

Deferred Taxes

Income taxes are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided for the portion of deferred tax assets which are "more-likely-than-not" to be unrealized. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more-likely-than-not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. We review our internal sales forecasts and pre-tax earnings estimates to make our assessment about the utilization of deferred tax assets. In the event we determine that future taxable income will not be sufficient to utilize the deferred tax asset, we will record a valuation allowance. If that assessment changes, we would record a benefit on the consolidated statement of operations.

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

Self-Insurance Reserve

We are primarily self-insured for potential product liability claims on products sold on or after September 30, 2002. We maintain a self-insurance reserve, which provides an estimate of our potential product liability claims. We develop this estimate by assessing, on a case by case basis, our exposure from claims that have been reported and by making an estimate of the future cost of incurred but not reported ("IBNR") claims. In assessing the amounts to record for each reported claim, with the assistance of counsel and insurance consultants, we consider the nature and amount of the claim, our prior experience with similar claims, and whether the amount expected to be paid on a claim is both probable and reasonably estimable. In determining the allowance for the cost of IBNR claims, management considers a variety of factors including historical claims. In determining the allowance for the estimated future cost of both reported and IBNR claims as of June 30, 2003, we utilized projections of our outstanding estimated losses as determined by an independent actuary.

As of September 30, 2003 and June 30, 2003 we included $1,753 and $1,333, respectively, in other accrued liabilities for our estimate of potential claims and expenses. For the three months ended September 30, 2003 and 2002, approximately $420 and $0 were included in selling, general and administrative expenses related to changes in the accrual for both reported and potential product liability claims. The costs of the ultimate disposition of both existing and IBNR claims may differ from our reserve amounts.

Goodwill and Other Intangible Assets

In connection with acquisitions, we determine the amounts assigned to goodwill and other intangibles based on purchase price allocations. These allocations, including an assessment of the estimated useful lives of intangible assets, have been performed by qualified independent appraisers using generally accepted valuation methodologies. The valuation of intangible assets is generally based on the estimated future cash flows related to those assets, while the value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Useful lives are determined based on the expected future period of benefit of the asset, which considers various characteristics of the asset, including projected cash flows. As required by SFAS No. 142, "Goodwill and Other Intangible Assets," we review goodwill for impairment annually or more frequently if impairment indicators arise.

As a result of our June 2002 purchase of certain assets and the assumption of certain liabilities of Enhance Pharmaceuticals, Inc. (the "Enhance Purchase"), we have included $14,118 of goodwill on our balance sheet as of September 30, 2003 and June 30, 2003.

As a result of the Enhance Purchase, our June 2003 acquisition of four products from Wyeth and payments made for the license for SEASONALE(R), we have included $44,880 and $45,949 as other intangible assets, net of accumulated amortization, on our balance sheet as of September 30, 2003 and June 30, 2003, respectively (see Note 9 to the consolidated financial statements).

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

Revenues -- Overview

Total revenues for the three months ended September 30, 2003 were $310,711, an increase of 41% from $220,428 for the three months ended September 30, 2002. The increase was the result of sales of our distributed version of Ciprofloxacin, which we launched in June 2003, increased sales of our oral contraceptive products, sales of Claravis(R) (a generic equivalent of Roche Pharmaceutical's Accutane(R)) which we launched in May 2003, sales of products purchased from Wyeth in June 2003, and increased sales of Cenestin. Partially offsetting these increases were decreases in sales of Tamoxifen, our Dextro salt combo product (a generic equivalent of Shire Richwood, Inc.'s Adderall(R)), and Warfarin Sodium.

Revenues -- Product Sales

On June 9, 2003, we began distributing Ciprofloxacin hydrochloride pursuant to a license from Bayer, and recorded Ciprofloxacin sales of $114,746 for the three months ended September 30, 2003. Under a 1997 settlement of a patent challenge we initiated against Bayer's Cipro(R) antibiotic, we purchase Ciprofloxacin products directly from Bayer that are manufactured under Bayer's New Drug Application for Cipro and market them under our label. Under that settlement, we were granted the non-exclusive right to distribute the Ciprofloxacin products until Bayer's patent protecting Cipro expires in December 2003. We believe that Bayer intends to seek pediatric exclusivity for Cipro, which, if granted, could delay the introduction of generic versions for six months beyond the expiration of the patent. In September 2003, we signed an amended supply agreement with Bayer that will enable us to continue to distribute Ciprofloxacin during and after any period of pediatric exclusivity that may be granted to Bayer. Bayer's pediatric exclusivity, if granted, would expire on June 9, 2004. We share one-half of our profits from the sale of Ciprofloxacin, as defined, with Aventis, the contractual successor to our joint venture partner in the Cipro patent challenge case.

Sales of oral contraceptives increased $45,082 or 104% from $43,144 during the three months ended September 30, 2002 to $88,226 during the three months ended September 30, 2003. The increase in sales of our oral contraceptives reflects increasing market shares for existing products and sales of six new oral contraceptive products launched since September 30, 2002.

Sales of Cenestin, our plant-derived conjugated estrogen product, increased approximately 43% from $10,259 for the three months ended September 30, 2002 to $14,661 for the three months ended September 30, 2003. The increase in Cenestin sales was driven in part by price increases over the last twelve months, as well as by customer buying patterns. Based on current pricing and prescription data, as reported by IMS, the Company estimates annual Cenestin sales of approximately $42,000 to $45,000.

As expected, Tamoxifen sales decreased $72,816, or 96%, from $75,963 for the three months ended September 30, 2002 to $3,147 for the three months ended September 30, 2003. During the quarter ended September 30, 2002, Tamoxifen sales were from our remaining distributed Tamoxifen inventory previously purchased from AstraZeneca. AstraZeneca's pediatric exclusivity for its Nolvadex(R) brand version of Tamoxifen ended on February 20, 2003, and we immediately launched our manufactured Tamoxifen product. At the same time, several other generic competitors launched Tamoxifen products, causing the price to decline and causing us to lose market share.

Sales of our other products decreased approximately $1,370, or 2%, from $89,350 for the three months ended September 30, 2002 to $87,980 for the three months ended September 30, 2003. Contributing to this decline were lower sales of our Dextro salt combo product, which experienced lower prices and market share as the result of the launch of additional competing generic products, and lower sales of Warfarin sodium, which we believe can be attributed to customer buying patterns. Partially offsetting these declines were sales from four products we purchased from Wyeth and from sales of Claravis(R).

Revenues -- Development and Other Revenue

For the three months ended September 30, 2002 and 2003, development and other revenue includes royalty income earned under licensing agreements with other third parties, our development agreement with the U.S. Department of Defense, and our development agreement related to one of our vaginal ring products.

Cost of Sales

Cost of sales increased 45% from $110,919 for the three months ended September 30, 2002 to $160,901 for the three months ended September 30, 2003, primarily due to increased sales. As a percentage of product sales, cost of sales increased slightly from 51% for the three months ended September 30, 2002 to 52% for the three months ended September 30, 2003. Improved margins on sales of our oral contraceptives and a larger percentage of product sales from our higher margin products were substantially offset by lower margins on sales of our distributed Ciprofloxacin products. Ciprofloxacin accounted for a larger percentage of total product sales for the three months ended September 30, 2003 than the percentage of total product sales from Tamoxifen during the three months ended September 30, 2002. The margins on sales of Ciprofloxacin were lower than the margins on sales of Tamoxifen due to the sharing of Ciprofloxacin profits with Aventis.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased 109% from $31,312 for the three months ended September 30, 2002 to $65,541 for the three months ended September 30, 2003. The increase was due in part to the $15,729 valuation allowance we established in September 2003 for our loans to Natural Biologics, LLC, the raw material supplier for our generic equine-based conjugated estrogens product, as the result of an unfavorable court decision rendered in September 2003 (see Note 14 to the consolidated financial statements). We also substantially increased our marketing and selling expenses for proprietary products, including higher costs associated with the March 2003 expansion of our Women's Healthcare Sales Force from 132 to 250 sales representatives and pre-launch costs for SEASONALE(R). The remainder of the increase was primarily due to (1) higher costs associated with business development activities, (2) increased legal costs that include patent challenge activities, class action lawsuits and other matters, and (3) higher workforce costs to support the Company's growth.

Research and Development

Research and development expenses increased 11% from $21,138 for the three months ended September 30, 2002 to $23,466 for the three months ended September 30, 2003. The increase reflected higher costs associated with increased product development costs, including raw material purchases, and headcount and related costs associated with other product development activities.

Proceeds from Patent Challenge Settlement

For the three months ended September 30, 2002, proceeds from patent challenge settlement represent amounts earned under the terms of the supply agreement entered into with Bayer to settle our patent challenge litigation regarding Bayer's Cipro antibiotic. Under the terms of the supply agreement, Bayer, at its option, was required to either allow us to purchase Cipro from it at a predetermined discount or to make quarterly cash payments to us. Until June 2003, Bayer elected to make payments to us rather than supply us with Cipro. Accordingly, we recognized proceeds from patent challenge settlements of $8,563 and $0 for the three months ended September 30, 2002 and 2003, respectively.

Interest Income

Interest income decreased 16% from $1,497 for the three months ended September 30, 2002 to $1,260 for the three months ended September 30, 2003, primarily due to a decrease in market interest rates on our short term investments.

Interest Expense

Interest expense increased 87% from $448 for the three months ended September 30, 2002 to $839 for the three months ended September 30, 2003, primarily due to a decrease in the amount of interest being capitalized partially offset by a decrease in principal on outstanding debt and capital leases.

Income Taxes

Our income tax provision for the three months ended September 30, 2002 reflected a 37.25% effective tax rate on pre-tax income, compared to 37.00% for the three months ended September 30, 2003. The decrease in the effective tax rate is primarily due to an increase in the amount of tax credits that the Company expects to realize in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance increased $50,913, or 14%, from $367,142 at June 30, 2003, to $418,055 at September 30, 2003. In addition, our marketable securities increased $8,739 from $44,455 at June 30, 2003 to $53,194 at September 30, 2003. Our primary source of cash is funds from operations, and our primary uses of cash are for operating expenses and capital expenditures.

Operating Activities

Cash provided by operating activities was $65,034 for the three months ended September 30, 2003, driven by net earnings of $38,535, a non-cash charge of $15,729 for the provision for losses on loans and accrued interest owed to us by Natural Biologics, and a $12,429 tax benefit resulting from the exercise of stock options, which more than offset an increase in working capital. Working capital, defined as current assets (excluding cash and cash equivalents) less current liabilities, increased by $24,507 as changes in accounts payable, marketable securities and prepaid expenses more than offset changes in accounts receivable, other receivables and accrued liabilities. The $113,119 decrease in accounts payable is due primarily to a reduction in the payable owed to Bayer for purchases of Ciprofloxacin. The $17,000 increase in marketable securities is due to the purchase of additional market auction debt securities and the reclassification of individual securities which mature in three months or less from long-term to short-term. The $6,254 increase in prepaid expenses is due primarily to our commitment to make minimum matching contributions to the savings and retirement plan during fiscal 2004. Accounts receivable decreased $80,862 due primarily to the timing of our sales of Ciprofloxacin. We launched Ciprofloxacin on June 9, 2003, and recorded $111,379 in sales from launch to June 30, 2003. Accounts receivable at June 30, 2003 included all of those sales, and the terms we extended for those sales for which payment was collected prior to September 30, 2003. Other receivables decreased $18,102, primarily due to the receipt of payments due from Bayer under our supply agreement. Accrued liabilities increased $12,029, primarily as the result of the commitment to fund the savings and retirement plan as previously discussed.

We expect cash flows in fiscal 2004 to be favorably impacted by approximately $11,000 as a result of the continued utilization of federal and state net operating losses incurred by Duramed Pharmaceuticals, Inc. prior to our merger in October 2001. The annual limitation on the amount of the pre-merger net operating loss that may be deducted is governed by Section 382 of the Internal Revenue Code.

Investing Activities

During fiscal 2002, we initiated a multi-year capital expansion program to increase our production, laboratory, warehouse and distribution capacity in Virginia and Cincinnati. In addition to continuing these programs in fiscal 2004, we also continued to add and upgrade equipment in all of our locations. These capital programs are designed to help ensure that we have the facilities necessary to meet the expected future growth of the Company.

During the three months ended September 30, 2003, we invested $13,439 in capital assets and expect our capital expansion program will continue at a level of between $50,000 and $90,000 annually for the next few years. This estimate includes substantially completing the multi-year capital expansion programs noted above, as well as implementing a new enterprise resource planning system.

While we believe we have the cash resources to fund the capital spending described above from cash derived from operations, given the large scale and extended nature of some of the planned expenditures, we may consider financing a portion of our projects. We believe we have the capital structure and cash flow to complete any such financing.

In fiscal 2002, we entered into a Loan and Security Agreement (the "Loan Agreement") with Natural Biologics, LLC ("Natural Biologics"), the raw material supplier for our generic equine-based conjugated estrogens product for which we filed an Abbreviated New Drug Application ("ANDA") with the FDA in June 2003. Under the terms of the Loan Agreement, we may provide additional loans to Natural Biologics of $7,009 in fiscal 2004 and $2,773 in fiscal 2005. Whether we provide these loans depends on the successful outcome of Natural Biologics' appeal of a September 2003 decision of the United States District Court for the District of Minnesota finding that Natural Biologics had misappropriated certain trade secrets from Wyeth. Unless the decision is reversed on appeal, we will be prohibited from using Natural Biologics' raw material in our ANDA filed with the FDA.

In fiscal 2002, we entered into a Development, Manufacturing and Distribution Agreement with Natural Biologics which could obligate us to make milestone payments totaling an additional $35,000 to Natural Biologics based on achieving certain legal and product approval milestones, including the approval of a generic product.

As of September 30, 2003, we have invested $53,100 in market auction debt securities that are readily convertible into cash at par value with maturity dates ranging from November 12, 2003 to August 3, 2005. We may continue to invest in extended maturity securities based on operating needs and strategic opportunities.

As part of our continuing efforts to identify new products, new technologies and licensing opportunities, on October 7, 2003 we signed a commitment to enter into a Limited Partnership Agreement (the "Agreement") with NewSpring Ventures, L.P. (the "Fund"), a Small Business Investment Corporation that provides venture capital to development stage companies. We have committed, upon final approval of the Small Business Administration, up to $15,000 to the Fund for investments in healthcare companies, as defined in the Agreement. Upon approval, we will contribute $1,500, or 10% of our total commitment, to the Fund, as required by the Agreement. Our remaining commitment is subject to call upon ten days notice from the Fund, at any time prior to the expiration of the Agreement on August 18, 2009. In addition, we are currently evaluating a commitment of up to $15,000 in another healthcare venture fund and may finalize this commitment by December 31, 2003.

Financing Activities

Debt balances decreased by approximately $475 during the three months ended September 30, 2003 due to debt repayments. Scheduled principal repayments on our existing debt will be approximately $8,510 in fiscal 2004. We have a $40,000 revolving credit facility that expires on February 27, 2005. We currently have approximately $32,875 available under this facility due to the issuance of a $7,125 letter of credit in support of outstanding premiums on our product liability insurance, as discussed below.

There are warrants outstanding to purchase 2,250,000 shares of our common stock that expire in March 2004. The warrants were granted in fiscal 2000 as part of a strategic transaction with Bristol-Myers Squibb. The exercise price for all such warrants is substantially below the current market price of our common stock. As such, we would anticipate that all or substantially all of these warrants will be exercised prior to their expiration. Warrants for approximately 1,125,000 shares have a "cashless" exercise feature, meaning the warrants could be exercised without cash payments to us by reducing the number of shares issued to the exercising holder (with such reduced number of shares based on the aggregate exercise price for the warrants). Warrants for the remaining 1,125,000 shares require cash payments for their exercise. If exercised in full, and based on current stock price levels, these warrants would provide us with cash proceeds of approximately $26,000 and a tax benefit of approximately $15,000 to $25,000 depending upon the market price of our stock on the date that the warrants are exercised.

Product Liability Insurance

We are insured under a finite risk insurance arrangement (the "Arrangement") with a third party insurer. In exchange for $15,000 in product liability coverage over a five-year term, the Arrangement provides for us to pay approximately $14,250 in four equal annual installments of $3,563. Included in the initial payment was an insurer's margin of approximately $1,050, which is being amortized over the five-year term. At any six-month interval, we may, at our option, cancel the Arrangement. In addition, at the earlier of termination or expiry, we are eligible for a return of all amounts paid to the insurer, less the insurer's margin and amounts for any incurred claims. We are recording the payments, net of the insurer's margin, as deposits included in other assets. See
Note 14 to the consolidated financial statements for a full description of our product liability insurance coverage.

Funding of Employee Savings Plan

On September 23, 2003, we committed to make a minimum aggregate contribution of $11,000 to the Barr Laboratories, Inc. Savings and Retirement Plan for the fiscal year ending June 30, 2004. We have funded $3,749 of the contribution commitment and have recorded an asset and a matching liability equal to the remaining contribution commitment.

Strategic Transactions

To expand our business opportunities, we have increased our business development activities and continue to evaluate and enter into various strategic collaborations or acquisitions, including those described below.

Letters of Intent with Galen (Chemicals) Limited

On September 10, 2003, we signed a letter of intent to acquire from Galen (Chemicals) Limited ("Galen") the exclusive rights to market in the United States and Canada for Loestrin(R) and Loestrin(R) Fe oral contraceptive products. The proposed transaction would also include a settlement of pending litigation between ourselves and Galen regarding Galen's FemHRT(R) hormone therapy and Estrostep(R) oral contraceptive products that would allow us to launch generic versions of those products six months prior to patent expiry.

Under the terms of the letter of intent, we would acquire from Galen the exclusive rights to manufacture and market Loestrin products in the United States and Canada. Also under the letter of intent, Galen would grant us a non-exclusive license to launch a generic version of FemHRT six months prior to patent expiry. Galen would also grant us a non-exclusive license to launch a generic version of Estrostep six months prior to patent expiry. Finally, we would receive an exclusive royalty-bearing license to develop certain oral contraceptives under a patent owned by Galen. In consideration of these rights and assets, we would make a one-time payment of approximately $45,000 to Galen.

On September 10, 2003, we signed a separate letter of intent which provides for us to grant Galen an option to acquire an exclusive license for our generic version of Galen's Ovcon(R) 35 oral contraceptive for which we have a pending ANDA. Under the terms of the option agreement, we would grant Galen an option to acquire an exclusive license under Barr's ANDA for Ovcon 35, which is currently pending at the FDA. Within 30 days of FDA approval of our ANDA for Ovcon, Galen would have the right to exercise its option. If Galen exercises its option, it would be granted a five-year exclusive license under our ANDA to sell the product. At the end of the five-year term, we would grant Galen a non-exclusive license to continue selling the product. In consideration of this transaction, Galen would pay us $1,000 at the time of the grant of the option and $19,000 at the time the exclusive license agreement is signed.

The transactions with Galen are subject to the negotiation of definitive agreements, completion of due diligence procedures and other conditions, including the final approval by our and Galen's Boards of Directors. We intend to close these transactions with Galen by December 31, 2003.

Letter of Intent to Acquire Plan B(R) Emergency Oral Contraceptive

During October, 2003, we announced that we signed a letter of intent to acquire the emergency oral contraceptive, Plan B(R), and certain other assets and liabilities of the Women's Capital Corporation (WCC), a privately held company, for a cash payment of $13,000 plus the assumption of approximately $9,000 in liabilities. Approximately $6,500 of the cash payment will be due on the closing date of the transaction, with the remaining $6,500 in the form of a promissory note, with interest, due four years from the closing date of the transaction. This transaction is subject to certain conditions, including the negotiation of definitive agreements. We intend to close our transaction with WCC by December 31, 2003.

Other Strategic Transactions

In addition to the transactions described above, we are currently evaluating other strategic transactions, ranging from product development and license agreements to asset or corporate acquisitions. The costs and related cash expenditures to evaluate these opportunities may be significant, even if a transaction is not completed, and could negatively impact our earnings in a given quarter. In addition, completed transactions may require cash payments and could result in charges for items such as the write off of in-process research and development costs. The timing of potential transactions, the amounts required to complete potential transactions and any charges that may result from potential transactions are difficult to predict.

Merger-Related Costs

On October 24, 2001, we completed our merger with Duramed. In connection with the transaction, we incurred approximately $31,449 in direct transaction costs such as legal and accounting costs, costs associated with facility and product rationalization and severance costs. As of September 30, 2003, all of the direct transaction costs and involuntary termination benefits had been paid and charged against the liability leaving a remaining liability of approximately $578 related to facility costs.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and amends certain other existing pronouncements. We currently have no derivative financial instruments, and the adoption of SFAS 149 on July 1, 2003 did not have a material impact on our consolidated financial statements.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position and affects an issuer's accounting for (1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets, (2) instruments, other than outstanding shares, that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, or (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. In addition to its requirements for the classification and measurement of financial instruments within its scope, SFAS 150 also requires disclosures about alternative ways of settling those instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS 150 on July 1, 2003 with no material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio of approximately $471,249 and debt instruments of approximately $42,062. We do not use derivative financial instruments.

Our investment portfolio consists of cash and cash equivalents and market auction debt securities classified as "available for sale." The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in a variety of high credit quality debt securities, including U.S. government, state and local government and corporate obligations, certificates of deposit and money market funds. Approximately 90% of our portfolio matures in less than three months. The carrying value of the investment portfolio approximates the market value at September 30, 2003 and the value at maturity. Because our investments consist of cash equivalents and market auction debt securities, a hypothetical 100 basis point change in interest rates is not likely to have a material effect on our consolidated financial statements.

Approximately 66% of our debt instruments at September 30, 2003 are subject to fixed interest rates and principal payments. The related note purchase agreements permit us to prepay these notes prior to their scheduled maturity, but may require us to pay a prepayment fee based on market rates at the time of prepayment and the note rates. The remaining 34% of debt instruments are primarily subject to variable interest rates based on the prime rate or LIBOR and have fixed principal payments. The fair value of all debt instruments was approximately $40,000 at September 30, 2003. In addition, borrowings under our $40,000 unsecured revolving credit facility (the "Revolver") with Bank of America, N.A., bear interest at a variable rate based on the prime rate, the Federal Funds rate or LIBOR. As of September 30, 2003, there was approximately $32,875 available under this facility due to the issuance of a $7,125 letter of credit in support of our finite risk insurance program. We do not believe that any market risk inherent in our debt instruments is likely to have a material effect on our consolidated financial statements.

As of September 30, 2003, we had approximately $14,400 of variable rate debt outstanding. A hypothetical 100 basis point increase in interest rates, based on the September 30, 2003 balance, would reduce our annual net income by approximately $91. Any future gains or losses may differ materially from this hypothetical amount based on the timing and amount of actual interest rate changes and the actual term loan balance.

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

At the conclusion of the period ended September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to Barr and its consolidated subsidiaries required to be disclosed in this report.

CHANGES IN INTERNAL CONTROLS

Subsequent to the date of their evaluation as described above, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls. No significant deficiencies or material weaknesses have been identified.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Patent Challenge Litigation

Alendronate Sodium (Fosamax(R))

In June 2001, we filed an ANDA seeking approval from the FDA to market alendronate sodium 70 mg tablets, the generic equivalent of Merck's Fosamax 70 mg tablets. We notified Merck pursuant to the provisions of the Hatch-Waxman Act and, in August 2001, Merck filed identical patent infringement actions in the United States District Courts for the District of Delaware and the Southern District of New York, seeking to prevent us from marketing alendronate sodium 70 mg tablets until 2018 when the last of certain U.S. patents is alleged to expire. In January 2002, the Delaware action was dismissed based on a lack of personal jurisdiction over us. We answered the New York action.

In August 2001, we filed an ANDA seeking approval from the FDA to market alendronate sodium 35 mg tablets, the generic equivalent of Merck's Fosamax 35 mg tablets. We notified Merck pursuant to the provisions of the Hatch-Waxman Act and, in December 2001, Merck filed a patent infringement action in the United States District Court for the District of Delaware, seeking to prevent us from marketing alendronate sodium 35 mg tablets until 2018 when the last of certain U.S. patents is alleged to expire. In December 2001, Merck filed an identical patent infringement action in the United States District Court for the Southern District of New York. On January 29, 2002, Merck voluntarily dismissed the Delaware action. We answered the New York action.

In January 2002, the District Court in New York consolidated the cases involving the 70 mg and 35 mg alendronate sodium products for all purposes. In November 2002, the United States District Court for the District of Delaware issued a decision in an action brought by Merck against Teva Pharmaceuticals arising out of the filing of an ANDA by Teva for alendronate sodium 5 mg, 10 mg and 40 mg daily tablets. The District Court ruled that U.S. patent 4,621,077 was not invalid, was infringed by Teva's ANDA filing, and was properly extended. In December 2002, Merck and Teva tried another case in the United States District Court for the District of Delaware arising from the filing of Teva's ANDA for Alendronate Sodium 35 mg and 70 mg weekly tablets, involving U.S. patent 5,994,329. No decision has been entered in the case.

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

On October 30, 2003, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court's decision that U.S. patent 4,621,077 was not invalid, was infringed by Teva's ANDA filing, and was properly extended. Under this decision, we and Teva will be unable to obtain

FDA approval of an alendronate sodium product until the patent expires in February 2008, even if Teva is successful in its challenge to U.S. patent 5,994,329.

Mirtazapine Orally Disintegrating (Remeron(R) Soltabs(TM))

We previously disclosed this case in our annual report on Form 10-K for the year ended June 30, 2003 as filed with the SEC on August 26, 2003 and as amended on August 29, 2003. On September 30, 2003, the court granted Akzo Nobel's and Organon's motion to dismiss the declaratory judgment counterclaims without prejudice, effectively ending the current litigation.

Norgestimate / Ethinyl Estradiol Triphasic (Ortho Tri-Cyclen Lo(R))

In June 2003, we filed an ANDA seeking approval from the FDA to market certain norgestimate and ethinyl estradiol tablets in a 28 day regimen, the generic equivalent of Ortho-McNeil's ("Ortho") Ortho Tri-Cyclen Lo(R) oral contraceptive product. We notified Ortho and Johnson & Johnson Pharmaceutical Research & Development, LLC pursuant to the provisions of the Hatch-Waxman Act on August 25, 2003. On October 1, 2003 Ortho and Johnson & Johnson Pharmaceutical Research & Development, LLC filed a suit in the United States District Court for the District of New Jersey - Trenton Division for infringement of several patents, seeking to prevent us from marketing the norgestimate and ethinyl estradiol tablets until after the expiration of U.S. Patent No. 6,214,815, which is alleged to expire in 2019. On October 14, 2003, we answered the complaint and asserted a counterclaim that the claims of this patent are invalid. Discovery has not yet begun.

We believe that we were the first to file an ANDA for Ortho Tri-Cyclen Lo(R). If so, we may be eligible for 180 days of generic exclusivity, depending on a variety of factors.

Norethindrone Acetate / Ethinyl Estradiol (Estrostep(R)) and Norethindrone Acetate / Ethinyl Estradiol (Estrostep FE(R))

We previously disclosed these cases in our annual report on Form 10-K for the year ended June 30, 2003 as filed with the SEC on August 26, 2003 and as amended on August 29, 2003. On September 10, 2003, we entered into a letter of intent with Galen (Chemicals) Limited that, among other things, would result in a settlement of the litigation. The settlement is subject to the parties executing final settlement agreements, completion of due diligence and other conditions, including final approval by the Boards of Directors of both parties. We intend to close the transaction by December 31, 2003.

Norethindrone Acetate / Estradiol (FemHRT(R))

We previously disclosed this case in our annual report on Form 10-K for the year ended June 30, 2003 as filed with the SEC on August 26, 2003 and as amended on August 29, 2003. On September 10, 2003, we entered into a letter of intent with Galen (Chemicals) Limited that, among other things, would result in a settlement of the litigation. The settlement is subject to the parties executing final settlement agreements, completion of due diligence and other conditions, including final approval by the Boards of Directors of both parties. We intend to close the transaction by December 31, 2003.

Class Action Lawsuits

Ciprofloxacin

We previously disclosed these cases in our annual report on Form 10-K for the year ended June 30, 2003 as filed with the SEC on August 26, 2003 and as amended on August 29, 2003. On September 19, 2003, the Circuit Court for the County of Milwaukee dismissed the Wisconsin state class action for failure to state a claim for relief under Wisconsin law. On October 17, 2003, the Supreme Court of the State of New York for New York County dismissed the consolidated New York state class action for failure to state a claim upon which relief could be granted and denied the plaintiffs' motion for class certification. The Wisconsin Circuit Court's decision and the New York Supreme Court's decision do not affect the federal class actions currently pending in the U.S. District Court for the Eastern District of New York or the state class actions currently pending in other state courts.

Other Litigation

Adderall Trade Dress Infringement Suit

We previously disclosed this case in our annual report on Form 10-K for the year ended June 30, 2003 as filed with the SEC on August 26, 2003 and as amended on August 29, 2003. On October 30, 2003, we agreed with Shire US, Inc. to settle the matter and terminate the litigation.

Medicaid Reimbursement Cases

In addition to the Medicaid Reimbursement cases previously disclosed in our annual report on Form 10-K for the year ended June 30, 2003 as filed with the SEC on August 26, 2003 and as amended on August 29, 2003, we have been named as a defendant in separate actions brought by the County of Rockland, New York and by the Commonwealth of Massachusetts against numerous pharmaceutical manufacturers. The actions seek to recover damages and other relief for alleged overcharges for prescription medications paid for by Medicaid. We believe that we have not engaged in any improper conduct and intend to vigorously defend against the cases. However, an unfavorable outcome could have a material adverse effect on our consolidated financial statements.

Texas HRT Cases

Duramed, our wholly-owned subsidiary, has been named along with several other pharmaceutical manufacturers, as a defendant in five cases originally brought in Texas state court alleging personal injuries to more than 70 plaintiffs from the use of hormone replacement therapy ("HRT") products, including Premarin, Prempro, Estratest and Estrace. None of the complaints in these cases specifically alleges that any of the plaintiffs took any products manufactured by Duramed. The cases have been removed to the United States District Court for the Eastern District of Texas and the United States District Court for the Southern District of Texas. We intend to vigorously defend against these cases. However, an unfavorable outcome could have a material adverse effect on our consolidated financial statements.

Other Matters

As of September 30, 2003, we were involved with other lawsuits incidental to our business, including patent infringement actions and personal injury claims. Based on the advice of legal counsel, we believe that the ultimate disposition of such other lawsuits will not have a material adverse effect on our consolidated financial statements.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------
   10.1 Amended and Restated Employment Agreement, dated October 24, 2002, between Barr Laboratories, Inc. and Bruce L. Downey.

   10.2 Amended and Restated Employment Agreement, dated October 24, 2002, between Barr Laboratories, Inc. and Paul M. Bisaro.

   10.3 Amended and Restated Employment Agreement, dated October 24, 2002, between Barr Laboratories, Inc. and Carole S. Ben-Maimon.

   10.4 Agreement between Barr Laboratories, Inc. and Martin Zeiger, dated July 30, 2003.

   31.1 Certification of Bruce L. Downey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of William T. McKee pursuant to Exchange Act Rules 13a-14(a) and 31.2 15d-14(a), as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

   32.0 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) We filed or furnished the following reports on Form 8-K in the quarter ended September 30, 2003.

REPORT DATE                        ITEM REPORTED
August 7, 2003                     Press release announcing results for fiscal
                                   year 2003 and fourth quarter 2003.

September 16, 2003                 Press release regarding the ruling by the
                                   U.S. District Court for the District of
                                   Minnesota in the suit between Natural
                                   Biologics, LLC and Wyeth.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BARR LABORATORIES, INC.

Dated: November 6, 2003               /s/ William T. McKee
                                      --------------------
                                      William T. McKee
                                      Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)