Form 10-Q
period 2003-12-31
BARR PHARMACEUTICALS INC
filed 2004-02-11
CIK 10081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2003 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-9860

BARR PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	42-1612474

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. - Employer Identification No.)

Two Quaker Road, P. O. Box 2900, Pomona, New York 10970-0519

(Address of principal executive offices)

845-362-1100

(Registrant’s telephone number)

Barr Laboratories, Inc.

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

Number of shares of common stock outstanding as of February 10, 2004: 67,328,885

BARR PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

		Page
		Number

Part I	Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets as of December 31, 2003 (unaudited) and June 30, 2003	1
	Consolidated Statements of Operations (unaudited) for the three and six months ended December 31, 2003 and 2002	2
	Consolidated Statements of Cash Flows (unaudited) for the six months ended December 31, 2003 and 2002	3
	Notes to Consolidated Financial Statements (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36
Part II	Other Information
Item 1.	Legal Proceedings	37
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 6.	Exhibits and Reports on Form 8-K	40
	Signatures	41

ii

Barr Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2003	June 30,
	(unaudited)	2003

Assets
Current assets:
Cash and cash equivalents	$452,838	$367,142
Marketable securities	45,378	31,682
Accounts receivable, net (including receivables from related parties of $1,920 at December 31, 2003 and $2,398 at June 30, 2003)	201,347	221,652
Other receivables	7,131	31,136
Inventories	152,135	163,926
Deferred income taxes	27,375	27,375
Prepaid expenses	15,724	6,873

Total current assets	901,928	849,786
Property, plant and equipment, net of accumulated depreciation of $100,048 and $100,314, respectively	224,949	223,516
Deferred income taxes	5,480	5,589
Marketable securities	6,700	15,055
Other intangible assets	43,657	45,949
Goodwill	14,118	14,118
Other assets	16,486	26,924

Total assets	$1,213,318	$1,180,937

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$97,636	$188,852
Accrued liabilities (including accrued liabilities to related parties of $140 at December 31, 2003 and $648 at June 30, 2003)	99,662	66,109
Current portion of long-term debt	7,029	7,029
Current portion of capital lease obligations	1,486	1,481
Income taxes payable	3,121	11,316

Total current liabilities	208,934	274,787
Long-term debt	24,400	30,629
Long-term capital lease obligations	2,951	3,398
Other liabilities	6,145	4,128
Commitments & Contingencies
Shareholders’ equity:
Preferred stock $1 par value per share; authorized 2,000,000; none issued	—	—
Common stock $.01 par value per share; authorized 200,000,000; issued 67,556,427 and 67,066,196, respectively	676	671
Additional paid-in capital	355,106	326,001
Retained earnings	615,814	542,210
Accumulated other comprehensive loss	—	(179)

	971,596	868,703
Treasury stock, at cost - 280,398 shares	(708)	(708)

Total shareholders’ equity	970,888	867,995

Total liabilities and shareholders’ equity	$1,213,318	$1,180,937

See accompanying notes to the consolidated financial statements.

Barr Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Revenues:
Product sales (including sales to related parties of $2,759 and $2,443 for the three months ended December 31, 2003 and 2002, and $4,862 and $5,312 for the six months ended December 31, 2003 and 2002, respectively)	$369,862	$207,667	$678,622	$426,383
Development and other revenue	4,262	1,368	6,213	3,080

Total revenues	374,124	209,035	684,835	429,463
Costs and expenses:
Cost of sales (including amounts paid to related parties of $144 and $262 for the three months ended December 31, 2003 and 2002, and $336 and $650 for the six months ended December 31, 2003 and 2002, respectively)	207,722	94,872	368,623	205,791
Selling, general and administrative	53,961	33,089	119,502	64,401
Research and development	63,093	22,445	86,559	43,583

Earnings from operations	49,348	58,629	110,151	115,688
Proceeds from patent challenge settlement	—	8,562	—	17,125
Interest income	1,381	1,684	2,641	3,181
Interest expense	661	473	1,500	921
Other expense	889	280	947	246

Earnings before income taxes	49,179	68,122	110,345	134,827
Income tax expense	14,110	25,375	36,741	50,223

Net earnings	$35,069	$42,747	$73,604	$84,604

Earnings per common share - basic	$0.52	$0.65	$1.10	$1.29

Earnings per common share - diluted	$0.49	$0.62	$1.04	$1.24

Weighted average shares	67,204	65,883	67,064	65,749

Weighted average shares - diluted	71,040	68,554	70,795	68,418

See accompanying notes to the consolidated financial statements.

Barr Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2003 and 2002
(in thousands of dollars)
(unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$73,604	$84,604
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,143	10,422
Provision for losses on loans to Natural Biologics	15,729	—
Write-off of intangible asset	—	1,330
Loss (gain) on disposal of property, plant & equipment	7,126	(457)
Loss on investments	780	250
Other, net	53	(36)
Tax benefit of stock incentive plans	14,491	10,018
Write-off of acquired in-process research and development	35,600	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable and other receivables, net	44,630	6,860
Inventories	11,791	66,360
Prepaid expenses	(4,269)	(593)
Other assets	(1,710)	(3,823)
Increase (decrease) in:
Accounts payable, accrued liabilities and other liabilities	(61,255)	(78,682)
Income taxes payable	(8,195)	21,383

Net cash provided by operating activities	143,518	117,636

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,844)	(35,930)
Proceeds from sale of property, plant and equipment	68	2,947
Acquisition	(35,600)	—
Investment in venture funds	(3,480)	—
Loans to Natural Biologics	(1,321)	(4,384)
Purchases of marketable securities, net	(4,300)	(9,400)

Net cash used in investing activities	(65,477)	(46,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	(6,964)	(3,803)
Proceeds from exercise of stock options and employee stock purchases	14,619	6,722

Net cash provided by financing activities	7,655	2,919

Increase in cash and cash equivalents	85,696	73,788
Cash and cash equivalents at beginning of period	367,142	331,257

Cash and cash equivalents at end of period	$452,838	$405,045

SUPPLEMENTAL CASH FLOW DATA:
Cash paid during the period:
Interest, net of portion capitalized	$1,556	$895

Income taxes	$27,731	$18,822

Non-cash transactions
Equipment under capital lease	$293	$—

BARR PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)
(unaudited)

1.	Description of Business

Barr Pharmaceuticals, Inc., a Delaware corporation (“Barr” or the “Company”), was formed in December 2003, in connection with the reincorporation of Barr Laboratories, Inc., a New York corporation (“Barr-NY”). The reincorporation was approved by Barr-NY’s Board of Directors and the holders of a majority of Barr-NY’s outstanding shares of common stock, voting in person or by proxy, at its Annual Meeting of Shareholders held on October 23, 2003. The reincorporation was accomplished by the merger of Barr-NY into the Company, with the Company as the surviving entity. Prior to the merger, Barr-NY contributed its principal operating assets to Barr Laboratories, Inc., a newly formed, wholly-owned subsidiary incorporated in Delaware. Barr Pharmaceuticals, Inc. and its subsidiaries are engaged in the development, manufacture and marketing of generic and proprietary pharmaceuticals.

As a result of the reincorporation, each share of common stock of Barr Laboratories, Inc. was automatically converted into one share of common stock of Barr Pharmaceuticals, Inc.

2.	Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements of Barr Pharmaceuticals, Inc. and its subsidiaries are prepared in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended June 30, 2003, included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on August 26, 2003, as amended by Form 10-K/A thereto filed by the Company with the SEC on August 29, 2003. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. Management believes that, along with the following information, the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three and six months ended December 31, 2003, may not be indicative of the results to be expected for the fiscal year ending June 30, 2004.

3.	Estimates and Critical Accounting Policies

The methods, estimates and judgments the Company uses in applying the accounting policies most critical to its financial statements have a significant impact on its reported results. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results, and/or that require the Company to make its most difficult and subjective judgments. Based on this definition, the Company’s most critical policies are the following: (1) provisions for estimated sales returns and allowances (Note 5); (2) accrual of inventory reserves (Note 9); (3) deferred taxes; (4) accrual for litigation (Note 16); (5) accrual for self-insurance reserve (Note 16); and (6) the assessment of recoverability of goodwill and other intangible assets. The Company also has other key accounting policies, including policies for revenue recognition. The Company believes that these other policies either do not generally require it to make estimates and judgments that are as difficult or as subjective as the six listed above, or are less likely to have a material impact on its reported results of operations for a given period. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results may differ significantly from the Company’s estimates and its estimates could be different using different assumptions or conditions.

4.	Acquisition of Endeavor Pharmaceuticals, Inc.

On November 20, 2003, the Company completed the acquisition of substantially all of the assets of Endeavor Pharmaceuticals, Inc. (“Endeavor”). The Company acquired Endeavor to broaden its line of hormone therapy and other female healthcare products. In the transaction, Barr acquired the currently pending New Drug Application and intellectual property related to Endeavor’s Enjuvia™ synthetic conjugated estrogens product and two other female healthcare products in early-stage development.

The total purchase price, including transaction costs of $517, was $35,600 and was allocated to acquired in-process research and development. This amount was written-off as research and development expense upon acquisition because the acquired products, which had not received FDA approval, were incomplete and had no alternative future use.

The operating results of Endeavor are included in the Company’s consolidated financial statements subsequent to the November 20, 2003 acquisition date.

5.	Accounts Receivable

Accounts receivable are presented net of allowances related to provisions for product returns, rebates, chargebacks and other sales allowances of $142,633 at December 31, 2003 and $136,059 at June 30, 2003.

6.	Stock-Based Compensation

The Company has three stock-based employee compensation plans, two stock-based non-employee director compensation plans and an employee stock purchase plan. The Company accounts for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company, applying the intrinsic value method, has not recorded stock-based employee compensation cost in net earnings. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Net earnings, as reported	$35,069	$42,747	$73,604	$84,604
Add:
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—	—	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,606	1,641	6,339	3,068

Pro forma net earnings	$31,463	$41,106	$67,265	$81,536

Earnings per share:
Basic - as reported	$0.52	$0.65	$1.10	$1.29

Basic - pro forma	$0.47	$0.62	$1.00	$1.24

Diluted - as reported	$0.49	$0.62	$1.04	$1.24

Diluted - pro forma	$0.44	$0.60	$0.95	$1.19

7.	Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46”). A revised interpretation of FIN 46 (“FIN 46 – R”) was issued in December 2003. The objective of FIN 46-R is to provide guidance on how to identify a variable interest entity (“VIE”) and to determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if they occur, is known as the “primary beneficiary.” A primary beneficiary of a VIE will need to consolidate the VIE if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if they occur. FIN 46-R requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46-R is effective no later than the end of the first reporting period that ends after March 15, 2004, except for those variable interest entities that are considered to be special-purpose entities, for which the effective date is no later than the end of the first reporting period that ends after December 31, 2003. The Company does not expect the adoption of FIN 46-R to have a material effect on the Company’s financial statements.

8.	Other Receivables

Other receivables consist primarily of amounts due from a development agreement with the U.S. Department of Defense and a development agreement related to the Company’s vaginal ring products.

9.	Inventories

Inventories consist of the following:

	December 31,	June 30,
	2003	2003

Raw materials and supplies	$73,019	$60,075
Work-in-process	16,582	18,561
Finished goods	62,534	85,290

Total	$152,135	$163,926

Inventories are presented net of reserves of $15,558 and $13,201 at December 31, 2003 and June 30, 2003, respectively. The Company’s distributed version of Ciprofloxacin, purchased as a finished product from Bayer, accounted for approximately $24,667 and $48,300 of finished goods inventory as of December 31, 2003 and June 30, 2003, respectively.

10.	Related Parties

Dr. Bernard C. Sherman

During the three months ended December 31, 2003 and 2002, the Company purchased $1,379 and $1,766, respectively, of bulk pharmaceutical material from companies affiliated with Dr. Bernard C. Sherman, the Company’s largest shareholder and a director until October 24, 2002. For the six months ended December 31, 2003 and 2002, such purchases were $2,805 and $2,678, respectively. In addition, during the three months ended December 31, 2003 and 2002, the Company sold $2,759 and $2,443, respectively, of its pharmaceutical products and bulk pharmaceutical materials to companies owned by Dr. Sherman. For the six months ended December 31, 2003 and 2002, such sales were $4,862 and $5,312, respectively. As of December 31, 2003 and June 30, 2003, the Company’s accounts receivable included $1,920 and $2,398, respectively, due from such companies.

During fiscal 1996, the Company also entered into an agreement (the “Fluoxetine Agreement”) with Apotex Inc., a company controlled by Dr. Sherman, to share litigation and related costs in connection with the Company’s Fluoxetine patent challenge. For the three months ended December 31, 2003 and 2002, the Company recorded $344 and $195, respectively, in connection with the Fluoxetine Agreement, as a reduction to operating expenses. For the six months ended December 31, 2003 and 2002, the Company recorded $617 and $330, respectively, in connection with the Fluoxetine Agreement, as a reduction to operating expenses. For the three months ended December 31, 2003 and 2002, the Company recorded $144 and $262, respectively, in connection with the Fluoxetine Agreement, as cost of sales related to this agreement. For the six months ended December 31, 2003 and 2002, the Company recorded $336 and $650, respectively, in connection with the Fluoxetine Agreement, as cost of sales.

As of December 31, 2003 and June 30, 2003, the Company’s accrued liabilities included $140 and $648, respectively, related to transactions with these entities owned by Dr. Sherman.

11.	Other Intangible Assets

Intangible assets, excluding goodwill, consist of the following:

	December 31,	June 30,
	2003	2003

Product and related licenses	$27,150	$26,800
Product rights and related intangibles	22,046	22,046

	49,196	48,846
Less: accumulated amortization	(5,539)	(2,897)

Other intangible assets, net	$43,657	$45,949

Estimated amortization expense on these assets is as follows:

Year Ending
June 30,

2004	$5,304
2005	5,323
2006	5,323
2007	5,323
2008	5,323

The product and related licenses have a weighted-average useful life of approximately 10 years and product rights and related intangibles have a weighted-average useful life of approximately 9 years.

12.	Long-Term Debt

The Company has a $40,000 revolving credit facility that expires on February 27, 2005. As of December 31, 2003, there was approximately $32,875 available to the Company under this facility after the issuance of a $7,125 letter of credit in support of outstanding premiums on the Company’s product liability insurance (see Note 16).

13.	Earnings Per Share

The following is a reconciliation of the numerators and denominators used to calculate earnings per common share (“EPS”) in the consolidated statements of operations:

	Three		Six
	Months Ended		Months Ended
	December 31,		December 31,
(in thousands, except per share amounts)	2003	2002	2003	2002

Earnings per common share - basic:
Net earnings (numerator)	$35,069	$42,747	$73,604	$84,604
Weighted average shares (denominator)	67,204	65,883	67,064	65,749
Net earnings	$0.52	$0.65	$1.10	$1.29

Earnings per common share - diluted:
Net earnings (numerator)	$35,069	$42,747	$73,604	$84,604
Weighted average shares	67,204	65,883	67,064	65,749
Effect of dilutive options and warrants	3,836	2,661	3,731	2,669

Weighted average shares - diluted (denominator)	71,040	68,544	70,795	68,418
Net earnings	$0.49	$0.62	$1.04	$1.24

The number of stock options outstanding that were not included in the calculation of diluted earnings because their effect is antidilutive was immaterial.

On February 18, 2003, the Company’s Board of Directors declared a 3-for-2 stock split effected in the form of a 50% stock dividend. Approximately 22.2 million additional shares of common stock were distributed on March 17, 2003 to shareholders of record at the close of business on February 28, 2003. All applicable prior period share and per share amounts have been adjusted for the stock split.

14.	Comprehensive Income

Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on securities classified for SFAS No. 115 purposes as “available for sale.” Total comprehensive income for the three months ended December 31, 2003 and 2002 was $35,225 and $42,558, respectively, and for the six months ended December 31, 2003 and 2002 was $73,783 and $84,360, respectively.

15.	Deferred Compensation Plan

In October 2003, the Board of Directors approved the Barr Laboratories, Inc. Non-Qualified Deferred Compensation Plan (the “Plan”) that was adopted effective November 1, 2003. The Plan provides for certain executives to defer all or a portion of their salary or bonus for a particular calendar year. In addition, the Company will make a matching contribution subject to certain limitations defined in the Plan. The matching contribution, as well as the employee deferral, are invested in the Plan as directed by the participant, and are payable on the terms and subject to the conditions provided in the Plan.

16.	Commitments and Contingencies

Leases

The Company is party to various leases which relate to the rental of office facilities and equipment. The Company believes it will be able to extend such leases, if necessary. The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under noncancellable long-term leases.

	Fiscal Year Ending June 30,
	2004	2005	2006	2007	2008	Thereafter

Operating leases	$1,697	$2,675	$2,102	$2,049	$2,120	$15,019
Capital leases	2,110	1,825	1,628	792	140	—

Minimum lease payments	$3,807	$4,500	$3,730	$2,841	$2,260	$15,019

Business Development Venture

In fiscal 2002, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Natural Biologics, the raw material supplier for the Company’s generic equine-based conjugated estrogens product for which the Company filed an Abbreviated New Drug Application (“ANDA”) with the U.S. Food and Drug Administration (“FDA”)

in June 2003. The Company also entered into a Development, Manufacturing and Distribution Agreement with Natural Biologics which could obligate the Company to make milestone payments totaling an additional $35,000 to Natural Biologics based on achieving certain legal and product approval milestones, including FDA approval of a generic product. The Company believes that the raw material is pharmaceutically equivalent to raw material used to produce Wyeth’s Premarin®.

Natural Biologics is a defendant in a trade secret lawsuit brought by Wyeth. In September 2003, the U.S. District Court for the District of Minnesota determined that Natural Biologics had misappropriated Wyeth’s trade secrets and enjoined Natural Biologics from further involvement in the equine-based raw material business. Unless the ruling is reversed on appeal, the Company will be prohibited from using Natural Biologics’ raw material in its pending ANDA filed with the FDA. Natural Biologics has appealed the District Court’s ruling.

As of December 31, 2003 and June 30, 2003, the Company had loaned Natural Biologics approximately $15,729 and $14,408, respectively, including accrued interest, under the Loan Agreement, and has included such amounts in other assets on its consolidated balance sheets. Under the terms of the Loan Agreement, the loans mature on June 3, 2007, are collateralized by a security interest in inventory and certain other assets of Natural Biologics and bear interest at the applicable federal rate as defined by the Loan Agreement (3.50% at December 31, 2003).

Due to the unfavorable decision of the District Court and its anticipated negative effects on Natural Biologics’ operations, as well as the uncertainty surrounding the timing and outcome of any appeal, the Company has established a full valuation allowance against the loan amount and included the allowance in other assets on its consolidated balance sheet and recorded a charge to selling, general and administrative expense.

Funding of Employee Savings Plan

On September 23, 2003, the Company committed to make an irrevocable minimum aggregate contribution of $11,000 to the Barr Laboratories, Inc. Savings and Retirement Plan for the fiscal year ending June 30, 2004. The Company has funded $6,418 of the contribution commitment and has recorded an asset and a matching liability equal to the remaining contribution commitment.

Employment Agreements

The Company has entered into employment agreements with certain key employees. These agreements terminate, upon notice of the parties, at various dates through 2006.

Investments in Venture Funds

NewSpring Ventures

On November 1, 2003, the Company entered into a Limited Partnership Agreement (the “NewSpring Agreement”) with NewSpring Ventures, L.P. (“NewSpring”), a Small

Business Investment Corporation with $136,000 in committed capital as of December 31, 2003, that provides venture capital to development stage companies. The fund’s general partner, Progress Capital II, L.P., controls the day-to-day operations and investment decisions of NewSpring. The Company has committed up to $15,000 to NewSpring for investments in healthcare companies. At closing, the Company contributed $1,500, or 10% of its total commitment, to NewSpring. The Company’s remaining commitment is subject to call upon ten days notice from NewSpring at any time prior to the expiration of the NewSpring Agreement on August 18, 2009.

At December 31, 2003, the Company had a 2.7% limited partnership interest in NewSpring and accounts for this investment using the equity method. Accordingly, the Company’s investment in NewSpring has been recorded in other assets, and changes in the investment equal to the Company’s proportionate share of the fund’s income or loss are reflected in other expense on the consolidated statement of operations.

Commerce Health Ventures

On November 25, 2003, the Company entered into an Agreement of Limited Partnership (the “Commerce Health Agreement”) with Commerce Health Ventures, L.P. (“Commerce Health”), a Delaware limited partnership with $20,200 in committed capital as of December 31, 2003, that will provide venture capital to development stage companies in the healthcare industry. The fund’s general partner, BioHealth Capital, L.P., controls the day-to-day operations and investment decisions of Commerce Health. The Company has committed up to $10,000 to Commerce Health, and under the terms of the Commerce Health Agreement, could become obligated to commit an additional $5,000 if Commerce Health obtains additional capital commitments from other limited partners. At closing, the Company contributed $1,980 to Commerce Health. The Company’s remaining commitment is subject to call upon ten days notice from Commerce Health during the existence of the venture, which is expected to have a ten-year life.

At December 31, 2003, the Company had a 49.5% limited partnership interest in Commerce Health and accounts for this investment using the equity method. Accordingly, the Company’s investment in Commerce Health has been recorded in other assets, and changes in the investment equal to the Company’s proportionate share of the fund’s income or loss are reflected in other expense on the consolidated statement of operations.

Product Liability Insurance

The Company is insured for $15,000 in potential product liability claims under a finite risk insurance arrangement (the “Arrangement”) with a third-party insurer. In exchange for $15,000 in product liability coverage over a five-year term expiring on September 30, 2007, the Arrangement provides for the Company to pay approximately $14,250 in four equal annual installments of $3,563. Included in the initial installment payment was an insurer’s margin of approximately $1,050, which is being amortized over the five-year term. At any six-month interval, the Company may, at its option, cancel the Arrangement. In addition, at the earlier of termination or expiry, the Company is eligible for a return of all amounts paid to the insurer, less the insurer’s margin and amounts paid for any incurred claims. After termination or expiry of the policy, the Company will be solely liable for any incurred but not reported (“IBNR”) or unsettled claims under the policy. The Company is recording the payments, net of the insurer’s margin, as deposits included in other assets.

The Company is self-insured for potential product liability claims between $15,000 and $25,000. The Company has purchased traditional third-party insurance that will provide coverage for claims between $25,000 and $40,000. For claims between $40,000 and $50,000, the Company has purchased additional third-party insurance that provides for the Company to share 20% of all claims paid under the policy by the insurer.

Simultaneously with entering into the Arrangement, the Company exercised the extended reporting period under its previous insurance policy that provides $10,000 of product liability coverage of unlimited duration for product liability claims on products sold from September 10, 1987 to September 30, 2002. Additionally, in connection with its merger with Duramed, the Company purchased a supplemental extended reporting policy under Duramed’s prior insurance policy that provides $10,000 of product liability coverage for an unlimited duration for product liability claims on products sold by Duramed between October 1, 1985 and October 24, 2001.

In connection with acquisition transactions, the Company typically purchases a supplemental extended reporting period policy under the acquired company’s prior insurance policy. The Company purchased such coverage in connection with the Endeavor asset acquisition (see Note 4).

Because the Company is self-insured for a portion of its potential product liability claims, it has established a self-insurance reserve. As of December 31, 2003 and June 30, 2003 the Company included $2,173 and $1,333, respectively, in other liabilities for its estimate of potential product liability claims and expenses. The cost of the ultimate disposition of both existing and potential claims may differ from these reserve amounts.

Selling, general and administrative expenses include approximately $420 and $500 for the three months ended December 31, 2003 and 2002, respectively, and approximately $840 and $500 for the six months ended December 31, 2003 and 2002, respectively, related to changes in the accrual for both reported and potential product liability claims and expenses.

The Company is from time-to-time a defendant in product liability actions. If the Company incurs defense costs and liabilities in excess of the Company’s self-insurance reserve that are not otherwise covered by insurance, it could have a material adverse effect on the Company’s consolidated financial statements.

Indemnity Provisions

From time-to-time, in the normal course of business, the Company agrees to indemnify its suppliers and customers concerning product liability and other matters.

Class Action Lawsuits

Ciprofloxacin (Cipro®)

To date the Company has been named as co-defendants with Bayer Corporation, The Rugby Group, Inc. and others in approximately 38 class action complaints filed in state and federal courts by direct and indirect purchasers of Ciprofloxacin (Cipro®) from 1997 to the present. The complaints allege that the 1997 Bayer-Barr patent litigation settlement agreement was anti-competitive and violated federal antitrust laws and/or state antitrust and consumer protection laws. A prior investigation of this agreement by the Texas Attorney General’s Office on behalf of a group of state Attorneys General was closed without further action in December 2001.

The lawsuits include nine consolidated in California state court, one in Kansas state court, one in Wisconsin state court, one in Florida state court, and two consolidated in New York state court, with the remainder of the actions pending in the United States District Court for the Eastern District of New York for coordinated or consolidated pre-trial proceedings (the “MDL Case”). Fact discovery in the MDL Case has been completed and the parties are proceeding with expert discovery, to be followed by summary judgment briefing. The direct purchaser and indirect purchaser plaintiffs also have filed motions for class certification in the MDL Case, but briefing is not complete and the Court has indicated that it will defer ruling on the motions at the present time. The state court actions remain in a relatively preliminary stage generally, tracked to follow the MDL Case, although defendants have filed dispositive motions and plaintiffs have moved for class certification in certain of the cases.

On May 20, 2003, the District Court entered an order in the MDL Case holding that the Barr-Bayer settlement did not constitute a per se violation of the antitrust laws and restricting the scope of the legal theories the plaintiffs could pursue in the case.

On September 19, 2003, the Circuit Court for the County of Milwaukee dismissed the Wisconsin state class action for failure to state a claim for relief under Wisconsin law. On October 17, 2003, the Supreme Court of the State of New York for New York County dismissed the consolidated New York state class action for failure to state a claim upon which relief could be granted and denied the plaintiffs’ motion for class certification. The Wisconsin Circuit Court’s decision and the New York Supreme Court’s decision do not affect the federal class actions currently pending in the U.S. District Court for the Eastern District of New York or the state class actions currently pending in other state courts.

The Company believes that its agreement with Bayer Corporation reflects a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Although it is not possible to forecast the outcome of these matters, the Company intends to vigorously defend itself. The Company anticipates that these matters may take several years to resolve, but an adverse judgment in any of the pending cases could have a material adverse impact on the Company’s consolidated financial statements.

Tamoxifen

To date approximately 31 consumer or third-party payor class action complaints have been filed in state and federal courts against Zeneca, Inc., AstraZeneca Pharmaceuticals L.P. and the Company alleging, among other things, that the 1993 settlement of patent litigation between Zeneca, Inc. and the Company violated the antitrust laws, insulated Zeneca, Inc. and the Company from generic competition and enabled Zeneca, Inc. and the Company to charge artificially inflated prices for Tamoxifen citrate. A prior investigation of this agreement by the U.S. Department of Justice was closed without further action.

The Judicial Panel on Multidistrict Litigation has transferred these cases to the United States District Court for the Eastern District of New York for pretrial proceedings. On May 19, 2003, the District Court entered judgment dismissing the cases for failure to state a viable antitrust claim. Plaintiffs have appealed the District Court’s decision to the United States Court of Appeals for the Second Circuit.

The Company believes that its agreement with Zeneca reflects a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Although it is not possible to predict the outcome of this matter, the Company intends to vigorously defend itself. It is anticipated that this matter may take several years to resolve, but an adverse judgment could have a material adverse impact on the Company’s consolidated financial statements.

Invamed, Inc./Apothecon, Inc.

In February 1998, Invamed, Inc. and Apothecon, Inc., both of which have since been acquired by Geneva Pharmaceuticals, Inc., which is a subsidiary of Novartis AG, named the Company and several others as defendants in lawsuits filed in the United States District Court for the Southern District of New York, charging that the Company unlawfully blocked access to the raw material source for Warfarin Sodium. The two actions have been consolidated. On May 10, 2002, the District Court granted summary judgment in the Company’s favor on all antitrust claims in the case, but found that the plaintiffs could proceed to trial on their allegations that the Company interfered with an alleged raw material supply contract between Invamed and the Company’s raw material supplier. Invamed and Apothecon have appealed the District Court’s decision to the United States Court of Appeals for the Second Circuit. Trial on the merits has been stayed pending the outcome of the appeal.

The Company believes that the suits filed by Invamed and Apothecon are without merit and intends to vigorously defend its position, but an adverse judgment could have a material adverse impact on the Company’s consolidated financial statements.

Desogestrel/Ethinyl Estradiol Suit

In May 2000, the Company filed an ANDA seeking approval from the FDA to market the tablet combination of desogestrel/ethinyl estradiol tablets and ethinyl estradiol tablets, the generic equivalent of Organon Inc.’s Mircette® oral contraceptive regimen. The Company notified Bio-Technology General Corp. (“BTG”), the owner of the patent for the Mircette product, pursuant to the provisions of the Hatch-Waxman Act and BTG filed a patent infringement action in the United States District Court for the District of New Jersey seeking to prevent the Company from marketing the tablet combination. In December 2001, the United States District Court for the District of New Jersey granted summary judgment in favor of the Company, finding that its product did not infringe the patent at issue in the case. BTG appealed the District Court’s decision. In April 2002, the Company launched its Kariva® product, the generic version of Mircette. In April 2003, the U.S. Court of Appeals for the Federal Circuit reversed the District Court’s decision granting summary judgment in the Company’s favor and remanded the case to the District Court for further proceedings.

In July 2003, BTG (now Savient) filed an amended complaint adding Organon (Ireland) Ltd. and Organon USA as plaintiffs and adding the Company as a defendant. The amended complaint seeks damages and enhanced damages based upon willful infringement. The Company believes that it has not infringed BTG’s patent and continues to manufacture and market Kariva. If BTG and Organon are successful, the Company could be liable for damages for patent infringement, which could have a material adverse effect on its consolidated financial statements.

Termination of Solvay Co-Marketing Relationship

On March 31, 2002, the Company gave notice of its intention to terminate, as of June 30, 2002, its relationship with Solvay Pharmaceuticals, Inc. which covered the joint promotion of the Company’s Cenestin tablets and Solvay’s Prometrium® capsules. Solvay has disputed the Company’s right to terminate the relationship and claims it is entitled to substantial damages and has notified the Company that it has demanded arbitration of this matter. The arbitration hearing was held in January 2004. Post-hearing briefs are due in March and April and an oral argument has been scheduled for May. The Company believes its actions are well founded but if the Company is incorrect, an adverse decision in the matter could have a material adverse impact on the Company’s consolidated financial statements.

Lemelson

In November 2001, the Lemelson Medical, Education & Research Foundation (“Lemelson Foundation”) filed an action in the United States District Court for the District of Arizona alleging patent infringement against many defendants, including the Company, involving “machine vision” or “computer image analysis.” In March 2002, the court stayed the proceedings, pending the resolution of another suit (the “Symbol” case) that involves the same patents, but does not involve the Company. On January 23, 2004, the District Court issued a decision in the Symbol case holding the Lemelson patents to be invalid and unenforceable. The Lemelson Foundation has announced that it intends to appeal the decision in the Symbol case to the United States Court of Appeals for the Federal Circuit.

Nortrel 7/7/7 Product Recall

On July 9, 2003, the Company initiated a recall of three lots of its Nortrel 7/7/7 oral contraceptive product after receiving two customer complaints that the tablets that had been dispensed to them were misconfigured. The Company has since received reports of pregnancies from approximately 25 women who claim to have taken the product, nine of whom have requested compensation from the Company. The Company is in the process of investigating whether these women have taken affected product and whether their pregnancies are related to use of affected product. The Company anticipates that one or more of these women will commence formal legal actions against it. The Company does not have sufficient information at this time to evaluate the likelihood of success in these matters. However, an unfavorable outcome in one or more of these matters could have a material adverse effect on the Company’s consolidated financial statements.

PPA Litigation

The Company is a defendant in three personal injury product liability lawsuits involving phenylproanolamine (“PPA”). All three cases are in their initial stages. The Company believes it has strong defenses to all three cases and intends to vigorously defend against them. However, an unfavorable outcome could have a material adverse effect on the Company’s consolidated financial statements.

MPA Litigation

The Company has been named as a defendant in at least 18 personal injury product liability cases brought against the Company and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of medroxyprogesterone acetate (“MPA”) in conjunction with Premarin or other hormone therapy products. These cases are in a preliminary stage and the Company does not know whether any of these individuals took an MPA product manufactured by the Company. The Company intends to vigorously defend itself against these cases. However, an unfavorable outcome could have a material adverse effect on the Company’s consolidated financial statements.

Texas HRT Cases

The Company’s wholly owned Duramed subsidiary has been named, along with several other pharmaceutical manufacturers, as a defendant in seven cases originally brought in Texas state court alleging personal injuries to more than 70 plaintiffs from the use of hormone replacement therapy (“HRT”) products, including Premarin, Prempro, Estratest and Estrace. None of the complaints in these cases specifically alleges that any of the plaintiffs took any products manufactured by Duramed. The cases have been removed to the United States District Court for the Eastern District of Texas and the United States District Court for the Southern District of Texas, and are expected to be transferred to the

United States District Court for the Eastern District of Arkansas for coordinated or consolidated pretrial proceedings. The Company intends to vigorously defend itself against these cases. However, an unfavorable outcome could have a material adverse effect on the Company’s consolidated financial statements.

Medicaid Reimbursement Cases

The Company has been named as a defendant in separate actions brought by the Commonwealth of Massachusetts; the County of Suffolk, New York; the County of Rockland, New York; and Westchester County, New York against numerous pharmaceutical manufacturers. The action seeks to recover damages and other relief for alleged overcharges for prescription medications paid for by Medicaid. The Company believes that it has not engaged in any improper conduct and intends to vigorously defend itself against the cases. However, an unfavorable outcome could have a material adverse effect on the Company’s consolidated financial statements.

Other Litigation

As of December 31, 2003, the Company was involved with other lawsuits incidental to its business, including patent infringement actions and personal injury claims. Management of the Company, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have a material adverse effect on the Company’s consolidated financial statements.

Administrative Matters

FTC Investigation Regarding Settlement of Ciprofloxacin Patent Litigation

On June 30, 1999, the Company received a civil investigative demand (“CID”) and a subpoena from the FTC seeking documents and data relating to the January 1997 agreements resolving the patent litigation involving ciprofloxacin hydrochloride. The CID was limited to a request for information and did not allege any wrongdoing. The FTC is investigating whether the Company, through the settlement and supply agreements, has engaged in activities in violation of the antitrust laws. The Company continues to cooperate with the FTC in this investigation.

On August 17, 2001, the Oregon Attorney General’s Office, as liaison on behalf of a group of state Attorneys General, served the Company with a CID relating to its investigation of the Company’s settlement of the Tamoxifen patent challenge with AstraZeneca. The investigative demand requested the production of certain information and documents. The Company is cooperating with the Attorney General’s office in its investigation.

The Company believes that the patent challenge settlements being investigated represent a pro-consumer and pro-competitive outcome to the patent challenge cases. An investigation of the Tamoxifen settlement by the U.S. Department of Justice and an investigation of the Ciprofloxacin settlement by the Texas Attorney General’s Office on behalf of other state Attorneys General already have been satisfactorily resolved without further action and the Company expects these investigations to be satisfactorily resolved, as well. However, consideration of these matters could take considerable time, and any adverse judgment could have a material adverse impact on the Company’s consolidated financial statements.

FTC Request for Information Regarding Settlement of Estrostep and FmHrt Patent Litigation and Related Transactions

On December 16, 2003, the Company and Galen (Chemicals) Limited received letters from the FTC’s Bureau of Competition requesting that the Company and Galen voluntarily provide certain information concerning the Company’s proposed acquisition of the U.S. and Canadian rights to Galen’s Loestrin® and Loestrin® FE oral contraceptive products and the proposed settlement of pending patent litigation regarding Norethindrone Acetate / Ethinyl Estradiol (Estrostep®) and Norethindrone Acetate / Ethinyl Estradiol (Estrostep FE®) and Norethindrone Acetate / Estradiol (FemHRT®). The letter also requests information concerning the proposed option for Galen to acquire an exclusive license to the Company’s generic version of Galen’s Ovcon® 35 oral contraceptive.

The FTC specifically stated that its letter should not be viewed as an accusation by the Commission or its staff of any wrongdoing. The Company believes that the proposed transactions are lawful and proper and intends to cooperate fully with the request. The Company anticipates that these transactions will close before the end of March 2004.

The FTC’s Bureau of Competition previously reviewed the proposed transactions under the Hart-Scott-Rodino Act. On October 24, 2003, the Hart-Scott-Rodino waiting period expired, permitting the parties to close the transactions.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

Forward-Looking Statements

The following sections contain a number of forward-looking statements. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by their use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include:

•	the difficulty in predicting the timing and outcome of legal proceedings, including patent-related matters such as patent challenge settlements and patent infringement cases;

•	the difficulty of predicting the timing of U.S. Food and Drug Administration, or FDA, approvals;

•	court and FDA decisions on exclusivity periods;

•	the ability of competitors to extend exclusivity periods for their products;

•	the success of our product development activities;

•	market and customer acceptance and demand for our pharmaceutical products;

•	our dependence on revenues from significant customers;

•	reimbursement policies of third party payors;

•	our dependence on revenues from significant products;

•	the use of estimates in the preparation of our financial statements;

•	the impact of competitive products and pricing;

•	the ability to develop and launch new products on a timely basis;

•	the availability of raw materials;

•	the availability of any product we purchase and sell as a distributor;

•	our mix of product sales between manufactured products, which typically have higher margins, and distributed products, which typically have lower margins, during any given period;

•	the regulatory environment;

•	our exposure to product liability and other lawsuits and contingencies;

•	the increasing cost of insurance and the availability of product liability insurance coverage;

•	our timely and successful completion of strategic initiatives, including integrating companies and products we acquire and implementing new enterprise resource planning systems;

•	fluctuations in operating results, including the effects on such results from spending for research and development, sales and marketing activities and patent challenge activities; and

•	other risks detailed from time-to-time in our filings with the Securities and Exchange Commission.

Reincorporation Merger and Corporate Restructuring

Barr Pharmaceuticals, Inc., a Delaware corporation (“Barr” or the “Company”), was formed in December 2003 in connection with the reincorporation of Barr Laboratories, Inc., a New York corporation (“Barr-NY”). The reincorporation was accomplished by the merger of
Barr-NY into the Company, with the Company as the surviving entity. Prior to the merger, Barr-NY contributed its principal operating assets to Barr Laboratories, Inc., a newly formed, wholly-owned subsidiary incorporated in Delaware.

Critical Accounting Policies

The methods, estimates and judgments we use in applying the accounting policies most critical to our financial statements have a significant impact on our reported results. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and/or require us to make our most difficult and subjective judgments. Based on this definition, our most critical policies are the following: (1) provisions for estimated sales returns and allowances; (2) accrual of inventory reserves; (3) deferred taxes; (4) accrual for litigation; (5) accrual for self-insurance reserve; and (6) the assessment of recoverability of goodwill and other intangible assets. We also have other key accounting policies, including policies for revenue recognition. We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective as the six listed above, or are less likely to have a material impact on our reported results of operations for a given period. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results may differ significantly from our estimates and our estimates could be different using different assumptions or conditions.

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

We often issue credits to customers for inventory remaining on their shelves following a decrease in the market price of a generic pharmaceutical product. These credits, commonly referred to in the pharmaceutical industry as “shelf-stock adjustments,” can then be used by customers to offset future amounts owing to us. The shelf-stock adjustment is intended to reduce a customer’s inventory cost to better reflect current market prices and is often used by us to maintain our long-term customer relationships. The determination to grant a shelf-stock credit to a customer following a price decrease is usually at our discretion rather than contractually required. We record allowances for shelf-stock adjustments at the time we sell products that we believe will be subject to a price decrease or when market conditions indicate that a shelf-stock adjustment is necessary to facilitate the sell-through of our product. When determining whether to record an amount for a shelf-stock adjustment, we analyze several variables including the estimated launch date of a competing product, the estimated decline in market price and estimated levels of inventory held by the customer at the time of the decrease in market price. As a result, a shelf-stock reserve depends on a product’s unique facts and circumstances. We regularly monitor these and other factors for our significant products and evaluate and adjust, if applicable, our reserves and estimates as additional information becomes available.

Accounts receivable are presented net of allowances related to the above provisions of $142,633 at December 31, 2003 and $136,059 at June 30, 2003.

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

Inventories are presented net of reserves of $15,558 at December 31, 2003 and $13,201 at June 30, 2003.

Deferred Taxes

Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided for the portion of deferred tax assets which are “more-likely-than-not” to be unrealized. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more-likely-than-not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. We review our internal sales forecasts and pre-tax earnings estimates to make our assessment about the utilization of deferred tax assets. In the event we determine that future taxable income will not be sufficient to utilize the deferred tax asset, we will record a valuation allowance. If that assessment changes, we would record a benefit on the consolidated statement of operations.

Deferred income taxes are presented net of a valuation allowance of $6,147 at December 31, 2003 and June 30, 2003.

Litigation

We are subject to litigation in the ordinary course of business and also to certain other contingencies (see Note 16 to the consolidated financial statements). Legal fees and other expenses related to litigation and contingencies are recorded as incurred. Additionally, we assess, in consultation with counsel, the need to record a liability for litigation and contingencies on a case-by-case basis. Reserves are recorded when we, in consultation with counsel, determine that a loss related to a matter is both probable and reasonably estimable.

Self-Insurance Reserve

We are primarily self-insured for potential product liability claims on products sold on or after September 30, 2002. We maintain a self-insurance reserve, which provides an estimate of our potential product liability claims. We develop this estimate by assessing, on a case by case basis, our exposure from claims that have been reported and by making an estimate of the future cost of incurred but not reported (“IBNR”) claims. In assessing the amounts to record for each reported claim, with the assistance of counsel and insurance consultants, we consider the nature and amount of the claim, our prior experience with similar claims, and whether the amount expected to be paid on a claim is both probable and reasonably estimable. In determining the allowance for the cost of IBNR claims, management considers a variety of factors including historical claims. In determining the allowance for the estimated future cost of IBNR claims as of June 30, 2003 and December 31, 2003, we utilized projections of our estimated losses as determined by an independent actuary. The costs of the ultimate disposition of both existing and IBNR claims may differ from our reserve amounts.

As of December 31, 2003 and June 30, 2003 we included $2,173 and $1,333, respectively, in other liabilities for our estimate of potential claims and expenses. Selling, general and administrative expenses included approximately $420 and $500 for the three months ended December 31, 2003 and 2002, respectively, and approximately $840 and $500 for the six months ended December 31, 2003 and 2002, respectively, related to changes in the accrual for both reported and potential product liability claims.

Goodwill and Other Intangible Assets

In connection with acquisitions, we determine the amounts assigned to goodwill and other intangibles based on purchase price allocations. These allocations, including an assessment of the estimated useful lives of intangible assets, have been performed by qualified independent appraisers using generally accepted valuation methodologies. The valuation of intangible assets is generally based on the estimated future cash flows related to those assets, while the value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Useful lives are determined based on the expected future period of benefit of the asset, which considers various characteristics of the asset, including projected cash flows. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” we review goodwill for impairment annually or more frequently if impairment indicators arise.

As a result of our June 2002 purchase of certain assets and the assumption of certain liabilities of Enhance Pharmaceuticals, Inc. (the “Enhance Purchase”), we have included $14,118 of goodwill on our balance sheet as of December 31, 2003 and June 30, 2003.

As a result of the Enhance Purchase, our June 2003 acquisition of four products from Wyeth and payments made for certain product licenses, we have included $43,657 and $45,949 as other intangible assets, net of accumulated amortization, on our balance sheet as of December 31, 2003 and June 30, 2003, respectively (see Note 11 to the consolidated financial statements).

Results of Operations

Comparison of the Three Months Ended December 31, 2003 and December 31, 2002

Revenues — Overview

Total revenues for the three months ended December 31, 2003 were $374,124, an increase of 79% from $209,035 for the three months ended December 31, 2002. The increase was the result of a 78% increase in product sales from $207,667 for the three months ended December 31, 2002 to $369,862 for the three months ended December 31, 2003. In addition, development and other revenue increased 212% from $1,368 for the three months ended December 31, 2002 to $4,262 for the three months ended December 31, 2003.

Revenues — Product Sales

Increased product sales were due to the launch of our distributed version of Ciprofloxacin and increased sales of our generic and proprietary products, partially offset by decreased sales of Tamoxifen.

On June 9, 2003, we began distributing Ciprofloxacin hydrochloride pursuant to a license from Bayer. For the three months ended December 31, 2003, we recorded Ciprofloxacin sales of $145,419. In September 2003, we signed an amended supply agreement with Bayer that enables us to continue to distribute Ciprofloxacin during and after Bayer’s period of pediatric exclusivity, which ends on June 9, 2004. We share one-half of our profits from the sale of Ciprofloxacin, as defined, with Aventis, the contractual successor to our joint venture partner in the Cipro patent challenge case. Upon the expiration of Bayer’s period of pediatric exclusivity, we expect several other competing Ciprofloxacin products to be launched which will significantly lower our sales of Ciprofloxacin in the second-half of fiscal 2004 as compared to the first six months.

As expected, Tamoxifen sales decreased $33,507, or 92%, from $36,549 for the three months ended December 31, 2002 to $3,042 for the three months ended December 31, 2003. During the quarter ended December 31, 2002, we distributed Tamoxifen inventory previously purchased from AstraZeneca. We began selling our manufactured Tamoxifen product when AstraZeneca’s pediatric exclusivity for Nolvadex ended on February 20, 2003. At the same time, several other competitors launched generic Tamoxifen products, causing the price to decline and causing us to lose market share.

Sales of our generic products increased $34,788 or 23% from $154,248 during the three months ended December 31, 2002 to $189,036 during the three months ended December 31, 2003, led by higher sales of our generic oral contraceptives. Sales of our generic oral contraceptives increased $27,574 or 39% from $70,958 during the three months ended December 31, 2002 to $98,532 during the three months ended December 31, 2003. The increase in sales of our generic oral contraceptives reflects increasing market shares for existing products and sales of seven new oral contraceptive products launched since December 31, 2002, including the December 2003 launch of Tri-Sprintec® (a generic equivalent of Ortho-McNeil Pharmaceutical’s Ortho Tri-Cyclen® oral contraceptive). Sales of our other generic products increased $7,214 or 9% from $83,290 during the three months ended December 31, 2002 to $90,504 during the three months ended December 31, 2003. The increase in sales of our other generic products was primarily due to sales of our Mirtazapine Orally Disintegrating Tablet (the generic equivalent of Organon, Inc.’s Remeron® Soltab™), which we launched in December 2003, and sales of Claravis® (a generic equivalent of Roche Pharmaceutical’s Accutane®), which we launched in May 2003. Partially offsetting these increases were lower sales of our Dextro salt combo product (a generic equivalent of Shire Richwood, Inc.’s Adderall®), which experienced lower prices and market share as the result of competing generic products.

Sales of our proprietary products increased $15,495 or 92%, from $16,870 for the three months ended December 31, 2002 to $32,365 for the three months ended December 31, 2003. This increase was primarily due to sales of the four products purchased from Wyeth in June 2003; revenues recognized from SEASONALE®, our extended-cycle oral contraceptive; and from increased sales of Cenestin, our plant-derived conjugated estrogen product. Sales of Cenestin increased approximately 13% from $12,616 for the three months ended December 31, 2002 to $14,245 for the three months ended December 31, 2003. The increase in Cenestin sales was driven in part by a price increase as well as by customer buying patterns. Based on current pricing and prescription data, as reported by IMS, the Company estimates fiscal 2004 Cenestin sales of approximately $40,000 to $45,000.

In September 2003, we received final FDA approval for our SEASONALE extended cycle oral contraceptive and began shipping the product in October. During the quarter ended December 31, 2003 we shipped approximately $15,000 of SEASONALE to our customers, some of which was recognized in this quarter and some of which has been deferred. We recognized approximately $2,500 in product sales, based in part on a review of quarterly SEASONALE prescription data obtained from IMS. We expect that continued growth in SEASONALE prescriptions will allow us to recognize the remaining deferred revenue by the end of fiscal 2004.

Cost of Sales

Cost of sales increased 119% from $94,872 for the three months ended December 31, 2002 to $207,722 for the three months ended December 31, 2003, primarily due to increased product sales.

As a percentage of product sales, cost of sales increased from 46% for the three months ended December 31, 2002 to 56% for the three months ended December 31, 2003. The increase in cost of sales, as a percentage of product sales, translated into lower margins in the current period compared to the prior period. The decline in margins was expected and was primarily caused by an increase in the percentage of sales of Ciprofloxacin, which as a distributed product has a higher cost of sales and a lower margin than our other products. In addition, our margins in the current period were adversely impacted by a $4,000 pre-tax charge related to a write-down of fixed assets in our Pomona, New York and Cincinnati, Ohio manufacturing facilities primarily related to renovations to these facilities and to changes in the estimated useful lives of certain building improvements.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased 63% from $33,089 for the three months ended December 31, 2002 to $53,961 for the three months ended December 31, 2003. The increase was primarily due to substantial increases in our marketing and selling expenses for proprietary products, including higher costs associated with the March 2003 expansion of our Women’s Healthcare Sales Force from 132 to 250 and marketing costs for SEASONALE. The remainder of the increase was primarily due to (1) increased legal costs that include patent challenge activities, class action lawsuits and other matters, and (2) higher administrative costs including higher facility, headcount and insurance costs to support the Company’s growth.

Research and Development

Research and development expenses increased 181% from $22,445 for the three months ended December 31, 2002 to $63,093 for the three months ended December 31, 2003. The increase was primarily due to $35,600 of in-process research and development costs that were written-off in connection with our purchase of substantially all the assets of Endeavor Pharmaceuticals, Inc. in November 2003. Also contributing to the increase was a pre-tax charge of approximately $2,200 related to a write-down of certain fixed assets in our Pomona, New York research center. The increase also reflected higher costs associated with increased product development activities, including raw material purchases and headcount and related costs as well as increased third party product development costs.

Proceeds from Patent Challenge Settlement

For the three months ended December 31, 2002, proceeds from patent challenge settlement represent amounts earned under the terms of the supply agreement entered into with Bayer to settle our patent challenge litigation regarding Bayer’s Cipro antibiotic. Under the terms of the supply agreement, Bayer, at its option, was required to either allow us to purchase Cipro from it at a predetermined discount or to make quarterly cash payments to us. Until June 2003, Bayer elected to make payments to us rather than supply us with Cipro. Accordingly, we recognized proceeds from patent challenge settlements of $8,562 and $0 for the three months ended December 31, 2002 and 2003, respectively.

Income Taxes

Our income tax provision for the three months ended December 31, 2002 reflected a 37.3% effective tax rate on pre-tax income, compared to 28.7% for the three months ended December 31, 2003. The tax rate for the quarter was favorably impacted by a tax benefit of $3,900 related to: (1) completion of several tax audits, and (2) Internal Revenue Service approval of a change in our method of computing certain tax credits. This change in method is expected to slightly lower our tax rate in future periods. Excluding this benefit, our effective tax rate for the quarter was 36.7%. We expect this rate to continue for the remainder of fiscal 2004.

Comparison of the Six Months Ended December 31, 2003 and December 31, 2002

Revenues — Overview

Total revenues for the six months ended December 31, 2003 were $684,835, an increase of 59% from $429,463 for the six months ended December 31, 2002. The increase was the result of a 59% increase in product sales from $426,383 for the six months ended December 31, 2002 to $678,622 for the six months ended December 31, 2003. In addition, development and other revenue increased 102% from $3,080 for the six months ended December 31, 2002 to $6,213 for the six months ended December 31, 2003.

Revenues — Product Sales

Increased products sales were due to the launch of our distributed version of Ciprofloxacin and increased sales of our generic and proprietary products, partially offset by decreased sales of Tamoxifen.

On June 9, 2003, we began distributing Ciprofloxacin hydrochloride pursuant to a license from Bayer. For the six months ended December 31, 2003, we recorded Ciprofloxacin sales of $260,165.

Tamoxifen sales continued their expected decline, as discussed in detail under the quarterly comparison above, decreasing $106,324, or 95%, from $112,512 for the six months ended December 31, 2002 to $6,188 for the six months ended December 31, 2003.

Sales of our generic products increased $68,039 or 24% from $281,487 during the six months ended December 31, 2002 to $349,526 during the six months ended December 31, 2003 as the result of increased sales of our generic oral contraceptives, which were partially offset by decreased sales of our other generic products. Sales of our generic oral contraceptives increased $72,656 or 64% from $114,102 during the six months ended December 31, 2002 to $186,758 during the six months ended December 31, 2003. The increase in sales of our generic oral contraceptives reflects increasing market shares for existing products and sales of seven new oral contraceptive products launched since December 31, 2002, including the December 2003 launch of Tri-Sprintec. Sales of our other generic products decreased $4,617 or 3% from $167,385 for the six months ended December 31, 2002 to $162,768 for the six months ended December 31, 2003. This decrease was primarily due to lower sales of our Dextro salt combo product, which experienced lower prices and market share as the result of competing generic products, and lower sales of Warfarin sodium, which we believe can be attributed to customer buying patterns. Partially offsetting these decreases were sales of Claravis, which we launched in May 2003 and sales of our Mirtazipine Orally Disintegrating Tablet, which we launched in December 2003.

Sales of our proprietary products increased $30,359 or 94% from $32,384 during the six months ended December 31, 2002 to $62,743 during the six months ended December 31, 2003. This increase was primarily due to sales of the four products we purchased from Wyeth in June 2003, and from increased sales of Cenestin. Sales of Cenestin increased approximately 26% from $22,875 for the six months ended December 31, 2002 to $28,906 for the six months ended December 31, 2003. The increase in Cenestin sales was driven in part by price increases and by customer buying patterns.

Cost of Sales

Cost of sales increased 79% from $205,791 for the six months ended December 31, 2002 to $368,623 for the six months ended December 31, 2003, primarily due to increased product sales.

As a percentage of product sales, cost of sales increased from 48% for the six months ended December 31, 2002 to 54% for the six months ended December 31, 2003. The increase in cost of sales, as a percentage of product sales, translated into lower margins in the current period compared to the prior period. The decline in margins was expected and was primarily caused by an increase in the percentage of sales of Ciprofloxacin, which as a distributed product has a higher cost of sales and a lower margin than our other products. In addition, our margins in the current period were adversely impacted by a $4,000 pre-tax charge discussed in the quarterly comparison above.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased 86% from $64,401 for the six months ended December 31, 2002 to $119,502 for the six months ended December 31, 2003. The increase was due in part to the $15,729 valuation allowance we established in September 2003 for our loans to Natural Biologics, LLC, the raw material supplier for our generic equine-based conjugated estrogens product, as the result of an unfavorable court decision rendered in September 2003 (see Note 16 to the consolidated financial statements). We also substantially increased our marketing and selling expenses for proprietary products, including higher costs associated with the March 2003 expansion of our Women’s Healthcare Sales Force from 132 to

250 and marketing costs for SEASONALE. The remainder of the increase was primarily due to (1) increased legal costs that include patent challenge activities, class action lawsuits and other matters, (2) higher administrative costs including higher facility, headcount and insurance costs to support the Company’s growth, and (3) higher costs associated with business development activities.

Research and Development

Research and development expenses increased 99% from $43,583 for the six months ended December 31, 2002 to $86,559 for the six months ended December 31, 2003. The increase was primarily due to $35,600 of in-process research and development costs that were written-off in connection with our purchase of substantially all the assets of Endeavor Pharmaceuticals, Inc. in November 2003. Also contributing to the increase was a pre-tax charge of approximately $2,200 related to a write-down of certain fixed assets in our Pomona, New York research center. The increase also reflected higher costs associated with increased product development activities, including raw material purchases, and headcount and related costs as well as increased third party product development costs.

Proceeds from Patent Challenge Settlement

For the six months ended December 31, 2002, proceeds from patent challenge settlement represent amounts earned under the terms of the supply agreement entered into with Bayer to settle our patent challenge litigation regarding Bayer’s Cipro antibiotic, as discussed in the quarterly comparison above. We recognized proceeds from patent challenge settlements of $17,125 and $0 for the six months ended December 31, 2002 and 2003, respectively.

Income Taxes

Our income tax provision for the six months ended December 31, 2002 reflected a 37.3% effective tax rate on pre-tax income, compared to 33.3% for the six months ended December 31, 2003. The tax rate for the six months ended December 31, 2003 was favorably impacted by a tax benefit of $3,700 related to: (1) completion of several tax audits, and (2) the Internal Revenue Service’s approval of a change in our method of computing certain tax credits. This change in method is expected to slightly lower our tax rate in future periods. Excluding this benefit, our effective tax rate for the quarter was 36.7%. We expect this rate to continue for the remainder of fiscal 2004.

Liquidity and Capital Resources

Our cash and cash equivalents balance increased $85,696, or 23%, from $367,142 at June 30, 2003, to $452,838 at December 31, 2003. In addition, our marketable securities increased $5,341 from $46,737 at June 30, 2003 to $52,078 at December 31, 2003. Our primary source of cash is funds from operations, and our primary uses of cash include funding our capital expenditures and investing in business development activities.

Operating Activities

Cash provided by operating activities was $143,518 for the six months ended December 31, 2003. Our operating cash was generated principally by our net earnings after taxes, adjusted for a $35,600 in-process research and development charge and non-cash charges including depreciation.

Working capital, defined as current assets (excluding cash and cash equivalents) less current liabilities, increased by $32,299. Contributing to our higher working capital was a significant decline in our accounts payable, which more than offset declines in our accounts receivable and inventory. Each of these items were impacted significantly by our purchases and sales of Ciprofloxacin. For example, accounts receivable declined $20,305 from June 30, 2003 to December 31, 2003, despite an increase in sales, primarily because we launched Ciprofloxacin in mid-June 2003. By June 30, 2003, we had not collected any of the receivables associated with the sales from our Ciprofloxacin launch. Inventories declined $11,791 from June 30, 2003 to December 31, 2003, primarily due to a $23,633 decline in Ciprofloxacin inventory balances and results from our strong Ciprofloxacin product sales during the first-half of the year. This decline was somewhat offset by a $12,944 increase in our raw material inventory. Our accounts payable declined $91,216, reflecting a reduction in amounts due to Bayer due to the timing of payments for our Ciprofloxacin purchases.

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

Investing Activities

Over the past few years, we have significantly expanded our production, laboratory, warehouse and distribution capacity in our facilities. This expansion program is designed to help ensure that we have the facilities necessary to meet the expected future growth of the Company.

During the six months ended December 31, 2003, we invested $20,844 in capital assets and expect that our capital investments will continue at a level of between $50,000 and $70,000 annually for the next few years. Our estimate reflects lower spending on our facility expansions as those programs are completed and a significant investment in a new enterprise resource planning system.

While we believe we can fund our capital requirements using cash derived from operations, given the large scale and extended nature of some of the planned expenditures, we may consider financing a portion of our projects. We believe we have the capital structure and cash flow to complete any such financing.

In fiscal 2002, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Natural Biologics, LLC (“Natural Biologics”) the raw material supplier for our generic equine-based conjugated estrogens product for which we filed an Abbreviated New Drug Application (“ANDA”) with the FDA in June 2003. Under the terms of the Loan Agreement, we may provide additional loans to Natural Biologics of $7,009 in fiscal 2004 and $2,773 in fiscal 2005. Whether we provide these loans depends on the successful outcome of Natural Biologics’ appeal of a September 2003 decision of the United States District Court for the District of Minnesota finding that Natural Biologics had misappropriated certain trade secrets from Wyeth. Unless the decision is reversed on appeal, we will be prohibited from using Natural Biologics’ raw material in our ANDA filed with the FDA.

As of December 31, 2003, we have invested $48,700 in market auction debt securities that are readily convertible into cash at par value with maturity dates ranging from January 6, 2004 to August 3, 2005. We may continue to invest in extended maturity securities based on operating needs and strategic opportunities.

Our current royalty obligation to the SEASONALE patent-holder is based on a percentage of net profits, as defined, and continues for as long as we sell SEASONALE. However, our license agreement gives us the option, at any time prior to September, 2004, to pay $20,000 in lieu of the royalty. If we exercise that option, all future royalty obligations to the patent-holder would be extinguished. We continue to evaluate whether we intend to exercise our option to make this payment.

As part of our continuing efforts to identify new products, new technologies and licensing opportunities, during the second quarter of fiscal 2004 we made investments, as a limited partner, in two separate venture capital funds.

On November 1, 2003, we entered into a Limited Partnership Agreement (the “NewSpring Agreement”) with NewSpring Ventures, L.P. (“NewSpring”), a Small Business Investment Corporation with $136,000 in committed capital as of December 31, 2003, that provides venture capital to development stage companies. The fund’s general partner, Progress Capital II, L.P., controls the day-to-day operations and investment decisions of NewSpring. We have committed up to $15,000 to NewSpring for investments in healthcare companies. At closing, we contributed $1,500, or 10% of our total commitment, to NewSpring. Our remaining commitment is subject to call upon ten days notice from NewSpring at any time prior to the expiration of the NewSpring Agreement on August 18, 2009.

On November 25, 2003, we entered into an Agreement of Limited Partnership (the “Commerce Health Agreement”) with Commerce Health Ventures, L.P. (“Commerce Health”), a Delaware limited partnership with $20,200 in committed capital as of December 31, 2003, that will provide venture capital to development stage companies in the healthcare industry. The fund’s general partner, BioHealth Capital, L.P., controls the day-to-day operations and investment decisions of Commerce Health. We have committed up to $10,000 to Commerce Health, and under the terms of the Commerce Health Agreement, we could become obligated to commit an additional $5,000 if Commerce Health obtains additional capital commitments from other limited partners. At closing, we contributed $1,980 to Commerce Health. Our remaining commitment is subject to call upon ten days notice from Commerce Health during the existence of the venture, which is expected to have a ten-year life.

Financing Activities

Debt balances decreased by approximately $6,671 during the six months ended December 31, 2003 due to principal repayments. Scheduled principal repayments on our existing debt will be $8,515 during the next twelve months. We have a $40,000 revolving credit facility that expires on February 27, 2005. We currently have approximately $32,875 available under this facility due to the issuance of a $7,125 letter of credit in support of outstanding premiums on our product liability insurance, as discussed below.

There are outstanding warrants to purchase 1,125,000 shares of our common stock at $20.89 per share and 1,125,000 shares at $25.33, all of which expire in March 2004. Since the exercise price for the warrants is substantially below the current market price, it is anticipated that these warrants will be exercised prior to their expiration. A portion of the warrants have a “cashless” exercise feature which would reduce the amount of cash that we would receive, and would also reduce the number of shares to be issued upon exercise. We may permit the warrant holders to elect a 100% cashless exercise, which would eliminate all cash proceeds but also further reduce the number of shares we would issue. If all of the warrants are exercised, we also expect to derive a tax related cash benefit of approximately $30,000 to $50,000. The actual benefit we derive will depend on the market price of our stock on the date the warrants are exercised.

Product Liability Insurance

We are insured under a finite risk insurance arrangement (the “Arrangement”) with a third party insurer. In exchange for $15,000 in product liability coverage over a five-year term, the Arrangement provides for us to pay approximately $14,250 in four equal annual installments of $3,563. Included in the initial payment was an insurer’s margin of approximately $1,050, which is being amortized over the five-year term. At any six-month interval, we may, at our option, cancel the Arrangement. In addition, at the earlier of termination or expiry, we are eligible for a return of all amounts paid to the insurer, less the insurer’s margin and amounts paid for any incurred claims. After termination or expiry of the policy, we will be solely liable for any IBNR or unsettled claims under the policy. We are recording the payments, net of the insurer’s margin, as deposits included in other assets. See Note 16 to the consolidated financial statements for a full description of our product liability insurance coverage.

Funding of Employee Savings Plan

On September 23, 2003, we committed to make a minimum aggregate contribution of $11,000 to the Barr Laboratories, Inc. Savings and Retirement Plan for the fiscal year ending June 30, 2004. We have funded $6,418 of the contribution commitment and have recorded an asset and a matching liability equal to the remaining contribution commitment.

Strategic Transactions

To expand our business opportunities, we have increased our business development activities and continue to evaluate and enter into various strategic collaborations or acquisitions, including those described below.

Letters of Intent with Galen (Chemicals) Limited

On September 10, 2003, we signed a letter of intent to acquire from Galen (Chemicals) Limited (“Galen”) the exclusive marketing rights in the United States and Canada for Loestrin® and Loestrin® Fe oral contraceptive products. The proposed transaction would also include a settlement of pending litigation between ourselves and Galen regarding Galen’s FemHRT® hormone therapy and Estrostep® oral contraceptive products that would allow us to launch generic versions of those products six months prior to patent expiry.

Under the terms of the letter of intent, for $45,000 we would acquire from Galen the exclusive rights to manufacture and market Loestrin products in the United States and Canada. Also under the letter of intent, Galen would grant us a non-exclusive license to launch a generic version of FemHRT six months prior to patent expiry. Galen would also grant us a non-exclusive license to launch a generic version of Estrostep six months prior to patent expiry. Finally, we would receive an exclusive royalty-bearing license to develop certain oral contraceptives under a patent owned by Galen.

On September 10, 2003, we signed a separate letter of intent which provides for us to grant Galen an option to acquire an exclusive license for our generic version of Galen’s Ovcon® 35 oral contraceptive for which we have a pending ANDA. Under the terms of the option agreement, we would grant Galen an option to acquire an exclusive license under Barr’s ANDA for Ovcon 35, which is currently pending at the FDA. Within 30 days of FDA approval of our ANDA for Ovcon, Galen would have the right to exercise its option. If Galen exercises its option, it would be granted a five-year exclusive license under our ANDA to sell the product. At the end of the five-year term, we would grant Galen a non-exclusive license to continue selling the product. In consideration of this transaction, Galen would pay us $1,000 at the time of the grant of the option and $19,000 at the time the exclusive license agreement is signed.

The transactions with Galen are subject to the negotiation of definitive agreements, completion of due diligence procedures and other conditions, including the final approval by our and Galen’s Boards of Directors. On December 16, 2003, we received a letter from the Federal Trade Commissions’ (the “FTC”) Bureau of Competition requesting that we, together with Galen, voluntarily provide certain information concerning our proposed transactions. We believe that the proposed transactions are lawful and proper and intend to cooperate fully with the request. We anticipate that these transactions will close before the end of March 2004.

Letter of Intent to Acquire Plan B® Emergency Oral Contraceptive

During October 2003, we signed a letter of intent to acquire Women’s Capital Corporation (“WCC”), a privately held company, and its emergency oral contraceptive, Plan B®, for approximately $22,000, including cash payments of $13,000 plus the assumption of approximately $9,000 in liabilities. Approximately $6,500 of the cash payment will be due on the closing date, with the remaining $6,500 in the form of a promissory note, with interest, due four years from the closing date. In addition, nearly all of the assumed liabilities are expected to be paid-off at the time of the closing. This transaction is subject to certain conditions, including the negotiation of definitive agreements and approval of the shareholders of WCC. We expect to close our transaction with WCC in February 2004.

Other Strategic Transactions

In addition to the transactions described above, we are currently evaluating other strategic transactions, ranging from product development and license agreements to asset or corporate acquisitions. The costs to evaluate these opportunities may be significant, even if a transaction is not completed, and could negatively impact our earnings in a given quarter. In addition, completed transactions may require cash payments and could result in charges for items such as the write off of in-process research and development costs. The timing of potential transactions, the amounts required to complete potential transactions and any charges that may result from potential transactions are difficult to predict.

Merger-Related Costs

On October 24, 2001, we completed our merger with Duramed. In connection with the transaction, we incurred approximately $31,449 in direct transaction costs such as legal and accounting costs, costs associated with facility and product rationalization and severance costs. As of December 31, 2003, all of the direct transaction costs and involuntary termination benefits had been paid and charged against the liability leaving a remaining liability of approximately $467 related to facility costs.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46”). A revised interpretation of FIN 46 (“FIN 46 – R”) was issued in December 2003. The objective of FIN 46-R is to provide guidance on how to identify a variable interest entity (“VIE”) and to determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if they occur, is known as the “primary beneficiary.” A primary beneficiary of a VIE will need to consolidate the VIE if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46-R requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46-R is effective no later than the end of the first reporting period that ends after March 15, 2004, except for those variable interest entities that are considered to be special-purpose entities, for which the effective date is no later than the end of the first reporting period that ends after December 31, 2003. We do not expect the adoption of FIN 46-R to have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio of approximately $504,916 and debt instruments of approximately $35,866. We do not use derivative financial instruments.

Our investment portfolio consists of cash and cash equivalents and market auction debt securities classified as “available for sale.” The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in a variety of high credit quality debt securities, including U.S. government, state and local government and corporate obligations, certificates of deposit and money market funds. Approximately 91% of our portfolio matures in less than three months. The carrying value of the investment portfolio approximates the market value at December 31, 2003 and the value at maturity. Because our investments consist of cash equivalents and market auction debt securities, a hypothetical 100 basis point change in interest rates is not likely to have a material effect on our consolidated financial statements.

Approximately 61% of our debt instruments at December 31, 2003 are subject to fixed interest rates and principal payments. The related note purchase agreements permit us to prepay these notes prior to their scheduled maturity, but may require us to pay a prepayment fee based on market rates at the time of prepayment and the note rates. The remaining 39% of debt instruments are primarily subject to variable interest rates based on the prime rate or LIBOR and have fixed principal payments. The fair value of all debt instruments was approximately $33,000 at December 31, 2003. In addition, borrowings under our $40,000 unsecured revolving credit facility (the “Revolver”) with Bank of America, N.A., bear interest at a variable rate based on the prime rate, the Federal Funds rate or LIBOR. As of December 31, 2003, there was approximately $32,875 available under this facility due to the issuance of a $7,125 letter of credit in support of our finite risk insurance program. We do not believe that any market risk inherent in our debt instruments is likely to have a material effect on our consolidated financial statements.

As of December 31, 2003, we had approximately $14,000 of variable rate debt outstanding. A hypothetical 100 basis point increase in interest rates, based on the December 31, 2003 balance, would reduce our annual net income by approximately $94. Any future gains or losses may differ materially from this hypothetical amount based on the timing and amount of actual interest rate changes and the actual term loan balance.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

At the conclusion of the period ended December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to Barr and its consolidated subsidiaries required to be disclosed in this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Patent Challenge Litigation

Estradiol; Estradiol and Norgestimate Tablets (Prefest®)

In August 2003, we filed an ANDA seeking approval from the FDA to market certain estradiol; estradiol and norgestimate tablets, 1 mg; 1 mg and 0.09 mg, the generic equivalent of King Pharmaceutical’s (“King”) Prefest® hormone therapy product. We notified King and patent assignee Jencap Research Ltd. (“Jencap”) of that filing pursuant to the provisions of the Hatch-Waxman Act on October 9, 2003. On November 26, 2003, King and Jencap filed a patent infringement action in the United States District Court for the Southern District of New York, seeking to prevent us from marketing estradiol; estradiol and norgestimate tablets until after the expiration of two U.S. patents, the last of which is alleged to expire in 2012. We have answered the complaint, but discovery has not yet commenced.

We believe that we were the first to file a paragraph IV certification for the product. If so, we may be eligible for 180 days of generic exclusivity, depending on a variety of factors.

Norethindrone Acetate / Ethinyl Estradiol (Estrostep®) and Norethindrone Acetate / Ethinyl Estradiol (Estrostep FE®)

We previously disclosed these cases in our annual report on Form 10-K for the year ended June 30, 2003 as filed with the SEC on August 26, 2003 and as amended on August 29, 2003. We continue to negotiate the settlement agreements with Galen (Chemicals) Limited. We anticipate that these transactions will close before the end of March 2004. Please see “Administrative Matters” in Note 16 to the consolidated financial statements.

Norethindrone Acetate / Estradiol (FemHRT®)

We previously disclosed this case in our annual report on Form 10-K for the year ended June 30, 2003 as filed with the SEC on August 26, 2003 and as amended on August 29, 2003. We continue to negotiate the settlement agreements with Galen (Chemicals) Limited. We anticipate that these transactions will close before the end of March 2004. Please see “Administrative Matters” in Note 16 to the consolidated financial statements.

Administrative Matters

FTC Request for Information Regarding Settlement of Estrostep and FemHRT Patent Litigation and Related Transactions

On December 16, 2003, we and Galen (Chemicals) Limited received letters from the FTC’s Bureau of Competition requesting that we voluntarily provide certain information concerning our proposed acquisition of the U.S. and Canadian rights to Galen’s Loestrin(R) and Loestrin(R) FE oral contraceptive products and the proposed settlement of pending patent litigation regarding Norethindrone Acetate / Ethinyl Estradiol (Estrostep®) and Norethindrone Acetate / Ethinyl Estradiol (Estrostep FE®) and Norethindrone Acetate / Estradiol (FemHRT®). The letter also requests information concerning the proposed option for Galen to acquire an exclusive license to our generic version of Galen’s Ovcon® 35 oral contraceptive. The FTC specifically stated that its letter should not be viewed as an accusation by the Commission or its staff of any wrongdoing. We believe that the proposed transactions are lawful and proper and intend to cooperate fully with the request. We are currently unable to determine the impact, if any, that the FTC’s request would have on the closing of the proposed transactions. We anticipate that these transactions will close before the end of March 2004.

The FTC’s Bureau of Competition previously reviewed the proposed transactions under the Hart-Scott-Rodino Act. On October 24, 2003, the Hart-Scott-Rodino waiting period expired, permitting the parties to close the transactions.

Other Matters

As of December 31, 2003, we were involved with other lawsuits incidental to our business, including patent infringement actions and personal injury claims. Based on the advice of legal counsel, we believe that the ultimate disposition of such other lawsuits will not have a material adverse effect on our consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Barr Laboratories, Inc. was held on October 23, 2003 at The Plaza Hotel in New York City. Of the 66,992,993 shares entitled to vote, 61,226,533 shares were represented at the meeting by proxy or present in person. The meeting was held for the following purposes:

1.	To elect nine directors. All nine nominees were elected based on the following votes cast:

For	Shares

Carole S. Ben-Maimon	37,654,835
Paul M. Bisaro	37,612,660
Harold N. Chefitz	53,817,847
Bruce L. Downey	37,610,794
Richard R. Frankovic	54,913,795
James S. Gilmore, III	54,062,601
Jacob M. Kay	55,068,402
Peter R. Seaver	54,063,098
George P. Stephan	53,807,337

2.	To consider a proposal to approve the reincorporation of Barr Laboratories, Inc. in the state of Delaware. The proposal was approved based on the following votes cast:

Shares

For	50,679,707
Against	3,293,248
Abstained	33,652
Broker non-votes*	7,219,926

3.	To consider a proposal to approve an increase in the number of authorized shares of the common stock from 100,000,000 to 200,000,000 shares. The proposal was approved based on the following votes cast:

Shares

For	58,018,179
Against	3,140,780
Abstained	67,574

*	For certain types of “non-routine” proposals, such as Proposal 2, brokers do not have the discretionary authority to vote their clients’ shares, and therefore they must refrain from voting on such proposals in the absence of instructions from their clients.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 31, 2003, between Barr Laboratories, Inc. and Barr Pharmaceuticals, Inc. (1)

2.2	Asset Purchase Agreement dated November 20, 2003 between Endeavor Pharmaceuticals, Inc., as seller, and Barr Laboratories, Inc., as buyer.

3.1	Amended and Restated Certificate of Incorporation of Barr Pharmaceuticals, Inc. (1)

3.2	By-Laws of Barr Pharmaceuticals, Inc. (1)

10.1	Barr Laboratories, Inc. Non-Qualified Deferred Compensation Plan, dated November 1, 2003.

31.1	Certification of Bruce L. Downey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William T. McKee pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K on January 6, 2004 and incorporated herein by reference.

(b)	We filed the following reports on Form 8-K in the quarter ended December 31, 2003.

Report Date	Item Reported

October 8, 2003	Amendment to the Company’s Definitive Proxy Statement as filed on September 26, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARR PHARMACEUTICALS, INC.

Dated: February 11, 2004	/s/ William T. McKee

William T. McKee
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)