Form 10-Q
period 2004-03-31
BARR PHARMACEUTICALS INC
filed 2004-05-03
CIK 10081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2004 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [X]  No  [  ]

Number of shares of common stock outstanding as of April 30, 2004: 104,345,775

BARR PHARMACEUTICALS, INC.

ii

Barr Pharmaceuticals, Inc.

Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31,
	2004	June 30,
	(unaudited)	2003
Assets
Current assets:
Cash and cash equivalents	$391,232	$367,142
Marketable securities	47,322	31,682
Accounts receivable, net (including receivables from related parties of $2,736 at March 31, 2004 and $2,398 at June 30, 2003)	168,165	221,652
Other receivables	7,822	31,136
Inventories	224,873	163,926
Deferred income taxes	28,132	27,375
Prepaid expenses	35,931	6,873

Total current assets	903,477	849,786
Property, plant and equipment, net of accumulated depreciation of $101,540 and $100,314, respectively	234,296	223,516
Deferred income taxes	8,681	5,589
Marketable securities	47,770	15,055
Other intangible assets	67,232	45,949
Goodwill	18,728	14,118
Other assets	15,945	26,924

Total assets	$1,296,129	$1,180,937

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$144,217	$188,852
Accrued liabilities (including accrued liabilities to related parties of $1,362 at March 31, 2004 and $648 at June 30, 2003)	79,777	66,109
Current portion of long-term debt	7,029	7,029
Current portion of capital lease obligations	1,453	1,481
Income taxes payable	—	11,316

Total current liabilities	232,476	274,787
Long-term debt	30,500	30,629
Long-term capital lease obligations	2,608	3,398
Other liabilities	7,433	4,128
Commitments & Contingencies
Shareholders’ equity:
Preferred stock $1 par value per share; authorized 2,000,000; none issued	—	—
Common stock $.01 par value per share; authorized 200,000,000; issued 104,597,684 and 67,066,196, respectively	1,046	671
Additional paid-in capital	372,452	326,001
Retained earnings	650,322	542,210
Accumulated other comprehensive loss	—	(179)

	1,023,820	868,703
Treasury stock, at cost - 420,597 shares	(708)	(708)

Total shareholders’ equity	1,023,112	867,995

Total liabilities and shareholders’ equity	$1,296,129	$1,180,937

See accompanying notes to the consolidated financial statements.

Barr Pharmaceuticals, Inc.

Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues:
Product sales (including sales to related parties of $2,562 and $3,912 for the three months ended March 31, 2004 and 2003, and $7,424 and $9,224 for the nine months ended March 31, 2004 and 2003, respectively)	$316,707	$169,006	$995,329	$595,389
Development and other revenue	4,378	2,917	10,591	5,997

Total revenues	321,085	171,923	1,005,920	601,386
Costs and expenses:
Cost of sales (including amounts paid to related parties of $1,376 and $102 for the three months ended March 31, 2004 and 2003, and $1,712 and $752 for the nine months ended March 31, 2004 and 2003, respectively)	145,288	55,182	513,911	260,973
Selling, general and administrative	56,538	34,203	176,040	98,604
Research and development	58,219	21,127	144,778	64,710

Earnings from operations	61,040	61,411	171,191	177,099
Proceeds from patent challenge settlement	—	8,563	—	25,688
Interest income	1,551	1,547	4,192	4,728
Interest expense	532	370	2,032	1,291
Other income (expense)	(631)	187	(1,578)	(59)

Earnings before income taxes	61,428	71,338	171,773	206,165
Income tax expense	26,289	25,464	63,030	75,687

Net earnings	$35,139	$45,874	$108,743	$130,478

Earnings per common share - basic	$0.35	$0.46	$1.08	$1.32

Earnings per common share - diluted	$0.33	$0.44	$1.02	$1.27

Weighted average shares	101,797	99,283	100,978	98,839

Weighted average shares - diluted	106,920	104,190	106,421	103,143

See accompanying notes to the consolidated financial statements.

Barr Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2004 and 2003
(in thousands)
(unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$108,743	$130,478
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,842	16,145
Deferred income tax benefit	—	(321)
Provision for losses on loans to Natural Biologics	15,729	—
Write-off of intangible asset	22,333	1,330
Loss (gain) on disposal of property, plant & equipment	7,350	(425)
Write-off of investment	—	250
Write-off of assets purchased from Gynetics	4,200	—
Other	1,014	(52)
Tax benefit of stock incentive plans	15,166	10,575
Tax benefit of warrant exercise	9,393	—
Write-off of acquired in-process research and development	45,900	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable and other receivables, net	76,831	12,049
Inventories	(60,850)	54,929
Prepaid expenses	(28,069)	(343)
Other assets	(722)	(4,658)
Increase (decrease) in:
Accounts payable, accrued liabilities and other liabilities	(32,513)	(82,554)
Income taxes payable	(11,316)	14,717

Net cash provided by operating activities	196,031	152,120

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(37,034)	(56,685)
Proceeds from sale of property, plant and equipment	129	2,948
Acquisitions, net of cash acquired	(90,563)	—
Investment in Venture Funds	(3,480)	—
Loans to Natural Biologics	(1,321)	(8,086)
Purchases of marketable securities, net	(47,069)	(29,400)

Net cash used in investing activities	(179,338)	(91,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	(7,739)	(4,779)
Principal payment on note assumed in acquisition	(6,500)	—
Proceeds from exercise of stock options and employee stock purchases	21,926	14,594
Other	(290)	(200)

Net cash provided by financing activities	7,397	9,615

Increase in cash and cash equivalents	24,090	70,512
Cash and cash equivalents at beginning of period	367,142	331,257

Cash and cash equivalents at end of period	$391,232	$401,769

SUPPLEMENTAL CASH FLOW DATA:
Cash paid during the period:
Interest, net of portion capitalized	$1,807	$890

Income taxes	$71,267	$50,636

Non-cash transaction:
Note issued to finance acquisition	$6,500	$—

See accompanying notes to the consolidated financial statements.

BARR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(unaudited)

1.	Description of Business

Barr Pharmaceuticals, Inc. (“BPI”), a holding company that operates through its principal subsidiaries, Barr Laboratories, Inc. and Duramed Pharmaceuticals, Inc., is engaged in the development, manufacture and marketing of generic and proprietary pharmaceuticals. BPI is a Delaware corporation that was formed in December 2003, in connection with the reincorporation of Barr Laboratories, Inc., a New York corporation (“Barr-NY”). The reincorporation was accomplished by the merger of Barr-NY into BPI on December 31, 2003, with BPI as the surviving entity. Prior to the merger, Barr-NY contributed its principal operating assets to Barr Laboratories, Inc., a newly formed, wholly-owned subsidiary incorporated in Delaware.

As a result of the reincorporation, each share of common stock of Barr-NY was automatically converted into one share of common stock of BPI.

References to “Barr” or the “Company” herein include BPI and its subsidiaries.

2.	Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements of Barr Pharmaceuticals, Inc. and its subsidiaries are prepared in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended June 30, 2003, included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on August 26, 2003, as amended by Form 10-K/A thereto filed by the Company with the SEC on August 29, 2003. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. Management believes that, along with the following information, the disclosures are adequate to make the information presented herein not misleading. Certain prior year amounts have been reclassified to conform to the current presentation. The results of operations for the three and nine months ended March 31, 2004 may not be indicative of the results to be expected for the fiscal year ending June 30, 2004.

3.	Estimates and Critical Accounting Policies

The methods, estimates and judgments the Company uses in applying the accounting policies most critical to its financial statements have a significant impact on its reported results. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results, and/or that require the Company to make its most difficult and subjective judgments. Based on this definition, the Company’s most critical policies are the following: (1) provisions for estimated sales returns and allowances (Note 6); (2) accrual of inventory reserves (Note 10); (3) deferred taxes; (4) accrual for litigation (Note 17); (5) accrual for self-insurance reserve (Note 17); and (6) the assessment of recoverability of goodwill and other intangible assets. The Company also has other key accounting policies, including policies for revenue recognition. The Company believes that these other policies either do not generally require it to make estimates and judgments that are as difficult or as subjective as the six listed above, or are less likely to have a material impact on its reported results of operations for a given period. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results may differ significantly from the Company’s estimates. In addition, its estimates could be different using different assumptions or conditions.

4.	Acquisitions

Endeavor Pharmaceuticals, Inc.

On November 20, 2003, the Company completed the acquisition of substantially all of the assets of Endeavor Pharmaceuticals, Inc. (“Endeavor”). The Company acquired Endeavor to broaden its line of hormone therapy and other female healthcare products. In the transaction, the Company acquired the currently pending New Drug Applications and intellectual property related to Endeavor’s EnjuviaTM synthetic conjugated estrogens product and two other female healthcare products in early-stage development.

The total purchase price, including transaction costs of $517, was $35,600 and was allocated to acquired in-process research and development. This amount was written-off upon acquisition as research and development expense because the acquired products, which had not received approval from the Food and Drug Administration (“FDA”), were incomplete and had no alternative future use.

The operating results of Endeavor are included in the Company’s consolidated financial statements subsequent to the November 20, 2003 acquisition date.

Women’s Capital Corporation

On February 25, 2004, the Company acquired 100% of the outstanding shares of Women’s Capital Corporation (“WCC”), a privately held company that marketed the prescription version of Plan B®, an emergency oral contraceptive product and filed an application with the FDA for an over-the-counter version of Plan B. The Company acquired WCC to further its expansion into the emergency contraception segment of the female healthcare market.

The total purchase price, including acquisition costs of $198 and net of cash acquired, was $12,273. In addition, at the time of purchase, the Company made a payment of $6,690, including principal and interest, to settle a note payable assumed from WCC as part of the acquisition. The fair values of the assets acquired and liabilities assumed on February 25, 2004 were:

Current assets	$885
Deferred tax assets	3,201
Intangible assets	2,200
Goodwill	4,610
In-process research and development	10,300

Total assets acquired	21,196

Current liabilities	1,423
Debt	7,500

Total liabilities assumed	8,923

Net assets acquired	$12,273

Cash paid, net of cash acquired	$5,773
Note issued to WCC stockholders	6,500

Purchase price	$12,273

An intangible asset of $2,200 representing the fair value of the currently marketed prescription version of Plan B is being amortized over one year (see Note 12). An acquired in-process research and development asset in the amount of $10,300, representing the estimated fair value of the unapproved over-the-counter version of Plan B, was written-off upon acquisition as research and development expense because the project was incomplete and had no alternative future use. The difference between the fair value of the net assets acquired and the purchase price resulted in goodwill of $4,610. The goodwill and in-process research and development amounts are not deductible for tax purposes.

The operating results of WCC are included in the Company’s consolidated financial statements subsequent to the February 25, 2004 acquisition date. WCC’s results of operations prior to the acquisition date were not significant in relation to the Company’s results of operations.

Gynétics, Inc.

On February 26, 2004 the Company paid $4,200 to purchase certain assets and technologies from Gynétics, Inc. that were being used to develop, manufacture, distribute, promote, market, use and sell the emergency oral contraceptive known as Preven® and all rights to an additional emergency oral contraceptive product. The transaction also terminated the Company’s obligations under a non-compete agreement between Barr and Gynétics that would have prevented the Company from acquiring WCC. As part of the purchase, the Company agreed to pay Gynétics a royalty on Plan B sales until royalty payments equal $2,500. The Company’s current intention is to consolidate its emergency contraception business in the Plan B product. Accordingly, the Company recorded an expense for the $4,200 purchase price as selling, general and administrative expense.

Loestrin Products

On March 24, 2004 the Company acquired from Galen (Chemicals) Limited (“Galen”) the exclusive rights to manufacture and market Loestrin® products in the United States and Loestrin and Minestrin® products in Canada for a $45,000 cash payment. These product rights were recorded as other intangible assets on the consolidated balance sheets and are being amortized over an estimated useful life of 10 years (see Note 12).

Vaginal Ring Product Rights

On March 31, 2004, the Company entered into an agreement with Schering AG to acquire Schering’s rights and obligations under a Product Development and License Agreement pursuant to which Barr has been developing a vaginal ring product that Schering intended to market and distribute worldwide (see Note 12).

5.	Stock Split

On February 13, 2004, the Company’s Board of Directors declared a 3-for-2 stock split to be effected in the form of a 50% stock dividend payable on March 16, 2004. On that date, approximately 34.5 million additional shares of common stock were distributed to shareholders of record at the close of business on February 23, 2004. All applicable prior period share and per share amounts have been adjusted for the stock split.

6.	Accounts Receivable

Accounts receivable are presented net of allowances related to provisions for product returns, rebates, chargebacks and other sales allowances of $129,934 at March 31, 2004 and $136,059 at June 30, 2003.

7.	Stock-Based Compensation

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net earnings, as reported	$35,139	$45,874	$108,743	$130,478
Add:
Stock-based employee compensation expense included in reported net earnings, net of related tax effects
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,135	1,724	9,485	4,830

Pro forma net earnings	$32,004	$44,150	$99,258	$125,648

Earnings per share:
Basic - as reported	$0.35	$0.46	$1.08	$1.32

Basic - pro forma	$0.31	$0.44	$0.98	$1.27

Diluted - as reported	$0.33	$0.44	$1.02	$1.27

Diluted - pro forma	$0.30	$0.42	$0.93	$1.22

8.	Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46”). A revised interpretation of FIN 46 (“FIN 46–R”) was issued in December 2003. The objective of FIN 46-R is to provide guidance on how to identify a variable interest entity (“VIE”) and to determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if they occur, is known as the “primary beneficiary” and will need to consolidate the VIE. FIN 46-R requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46-R is effective no later than the end of the first reporting period that ends after March 15, 2004, except for those variable interest entities that are considered to be special-purpose entities, for which the effective date is no later than the end of the first reporting period that ends after December 31, 2003. The adoption of FIN 46-R during the three months ended March 31, 2004 did not have a material effect on the Company’s financial statements.

9.	Other Receivables

At March 31, 2004, other receivables consist primarily of amounts due from a development agreement with the U.S. Department of Defense and reimbursements due under a Product Development and License Agreement for a vaginal ring product to treat urinary incontinence (see Note 12). At June 30, 2003, other receivables were primarily amounts due under our Supply Agreement with Bayer.

10.	Inventories

Inventories consist of the following:

	March 31,	June 30,
	2004	2003
Raw materials and supplies	$81,410	$60,075
Work-in-process	15,328	18,561
Finished goods	128,135	85,290

Total	$224,873	$163,926

Inventories are presented net of reserves of $15,963 and $13,201 at March 31, 2004 and June 30, 2003, respectively. The Company’s distributed version of Ciprofloxacin, purchased as a finished product from Bayer, accounted for approximately $77,019 and $48,300 of finished goods inventory as of March 31, 2004 and June 30, 2003, respectively.

11.	Related Parties

Dr. Bernard C. Sherman

During the three months ended March 31, 2004 and 2003, the Company purchased $0 and $903, respectively, of bulk pharmaceutical material from companies affiliated with Dr. Bernard C. Sherman, the Company’s largest shareholder and a director until October 24, 2002. For the nine months ended March 31, 2004 and 2003, such purchases were $2,808 and $3,582, respectively. In addition, during the three months ended March 31, 2004 and 2003, the Company sold $2,562 and $3,912, respectively, of its pharmaceutical products and bulk pharmaceutical materials to companies owned by Dr. Sherman. For the nine months ended March 31, 2004 and 2003, such sales were $7,424 and $9,224, respectively. As of March 31, 2004 and June 30, 2003, the Company’s accounts receivable included $2,736 and $2,398, respectively, due from such companies.

During fiscal 1996, the Company also entered into an agreement (the “Fluoxetine Agreement”) with Apotex Inc., a company controlled by Dr. Sherman, to share litigation and related costs in connection with the Company’s Fluoxetine patent challenge. For the three months ended March 31, 2004 and 2003, the Company recorded $124 and $38, respectively, in connection with the Fluoxetine Agreement, as a reduction to operating expenses. For the nine months ended March 31, 2004 and 2003, the Company recorded $741 and $368, respectively, in connection with the Fluoxetine Agreement, as a reduction to operating expenses. For the three months ended March 31, 2004 and 2003, the Company recorded $1,376 and $102, respectively, in connection with the Fluoxetine Agreement, as cost of sales. For the nine months ended March 31, 2004 and 2003, the

Company recorded $1,712 and $752, respectively, in connection with the Fluoxetine Agreement, as cost of sales.

As of March 31, 2004 and June 30, 2003, the Company’s accrued liabilities included $1,362 and $648, respectively, related to transactions with these entities owned by Dr. Sherman.

12.	Other Intangible Assets

Intangible assets, excluding goodwill, consist of the following:

	March 31,	June 30,
	2004	2003
Product and related licenses	$45,350	$26,800
Product rights and related intangibles	24,246	22,046

	69,596	48,846
Less: accumulated amortization	(2,364)	(2,897)

Other intangible assets, net	$67,232	$45,949

Estimated amortization expense on these assets is as follows:

June 30,
2004	$6,269
2005	8,609
2006	7,143
2007	7,143
2008	7,143

The product and related licenses have a weighted-average useful life of approximately 10 years and the product rights and related intangibles have a weighted-average useful life of approximately 8 years.

In June 2002 the Company acquired substantially all the assets of Enhance Pharmaceuticals, Inc. (“Enhance”), a developer of vaginal ring products. As part of the Enhance acquisition, the Company assumed Enhance’s rights and obligations under a Product Development and License Agreement between Enhance and Schering to develop a vaginal ring product to treat urinary incontinence. Under the terms of that Product Development and License Agreement, Enhance was (i) reimbursed for development costs, (ii) entitled to payments upon achieving development milestones and (iii) entitled to receive a royalty on Schering’s sales once the product was approved and commercialized. At the time of the Enhance acquisition, the Company recorded an intangible asset of $26,800 for the estimated fair value of the Development and License Agreement.

On March 31, 2004 the Company entered into an agreement with Schering to acquire Schering’s rights and obligations under the Product Development and License Agreement. Under this agreement, the parties agreed that Barr would (i) acquire the worldwide rights to the urinary incontinence product, (ii) forgo all remaining expense reimbursements, development milestones and royalties, (iii) assume all remaining responsibilities for the development and marketing of the product and (iv) pay Schering a milestone payment upon product approval and a royalty on future product sales. As a result of this agreement, the cash payments Barr expected to receive pursuant to the Product Development and License Agreement terminated as of March 31, 2004. Accordingly, the Company wrote-off, as research and development expense, the remaining $22,333 of net book value associated with the initial intangible asset.

13.	Debt

The Company has a $40,000 revolving credit facility that expires on February 27, 2005. As of March 31, 2004, there was approximately $32,875 available to the Company under this facility after the issuance of a $7,125 letter of credit in support of outstanding premiums on the Company’s product liability insurance (see Note 17).

14.	Earnings Per Share

The following is a reconciliation of the numerators and denominators used to calculate earnings per common share (“EPS”) in the consolidated statements of earnings:

	Three		Nine
	Months Ended		Months Ended
	March 31,		March 31,
(in thousands, except per share amounts)	2004	2003	2004	2003
Earnings per common share - basic:
Net earnings (numerator)	$35,139	$45,874	$108,743	$130,478
Weighted average shares (denominator)	101,797	99,283	100,978	98,839
Net earnings per common share - basic	$0.35	$0.46	$1.08	$1.32

Earnings per common share - diluted:
Net earnings (numerator)	$35,139	$45,874	$108,743	$130,478
Weighted average shares	101,797	99,283	100,978	98,839
Effect of dilutive options and warrants	5,123	4,907	5,443	4,304

Weighted average shares - diluted (denominator)	106,920	104,190	106,421	103,143
Net earnings per common share - diluted	$0.33	$0.44	$1.02	$1.27

The number of stock options outstanding that were not included in the calculation of diluted earnings because their effect is antidilutive was immaterial.

15.	Comprehensive Income

Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on securities classified for SFAS No. 115 purposes as “available for sale.” Total comprehensive income for the three months ended March 31, 2004 and 2003 was $35,139 and $45,870, respectively, and for the nine months ended March 31, 2004 and 2003 was $108,922 and $130,230, respectively.

16.	Deferred Compensation Plan

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

17.	Commitments and Contingencies

Leases

The Company is party to various leases which primarily relate to the rental of office facilities and equipment. The Company believes it will be able to extend such leases, if necessary. The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under noncancellable long-term leases.

		Fiscal Year Ending June 30,
	2004	2005	2006	2007	2008	Thereafter
Operating leases	$2,138	$3,588	$3,201	$3,128	$3,132	$21,876
Capital leases	2,110	1,825	1,628	792	140	—

Minimum lease payments	$4,248	$5,413	$4,829	$3,920	$3,272	$21,876

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

Natural Biologics is a defendant in a trade secret lawsuit brought by Wyeth. In September 2003, the U.S. District Court for the District of Minnesota determined that Natural Biologics had misappropriated Wyeth’s trade secrets and enjoined Natural Biologics from further involvement in the equine-based raw material business. Unless the ruling is reversed on appeal, the Company will be prohibited from using Natural Biologics’ raw material in its ANDA for conjugated estrogens. Natural Biologics has appealed the District Court’s ruling.

As of March 31, 2004 and June 30, 2003, the Company had loaned Natural Biologics approximately $15,729 and $14,408, respectively, including accrued interest, under the Loan Agreement, and has included such amounts in other assets on its consolidated balance sheets. Under the terms of the Loan Agreement, the loans mature on June 3, 2007 and are collateralized by a security interest in inventory and certain other assets of Natural Biologics and bear interest at the applicable federal rate as defined by the Loan Agreement (3.30% at March 31, 2004).

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

Funding of Employee Savings Plan

On September 23, 2003, the Company committed to make an irrevocable minimum aggregate contribution of $11,000 to the Barr Laboratories, Inc. Savings and Retirement Plan (“401(k) Plan”) for the fiscal year ending June 30, 2004. The Company has funded $10,011 of the contribution commitment and has recorded an asset and a matching liability equal to the remaining contribution commitment.

Employment Agreements

The Company has entered into employment agreements with certain key employees. These agreements terminate, upon notice of the parties, at various dates through 2006.

Investments in Venture Funds

NewSpring Ventures

On November 1, 2003, the Company entered into a Limited Partnership Agreement (the “NewSpring Agreement”) with NewSpring Ventures, L.P. (“NewSpring”), a Small Business Investment Corporation with $136,000 in committed capital as of March 31, 2004, that provides venture capital to development stage companies. The fund’s general partner, Progress Capital II, L.P., controls the day-to-day operations and investment decisions of NewSpring. The Company has committed up to $15,000 to NewSpring for investments in healthcare companies. At closing, the Company contributed $1,500, or 10% of its total commitment, to NewSpring. The Company’s remaining commitment is subject to call upon ten days notice from NewSpring at any time prior to the expiration of the NewSpring Agreement on August 18, 2009.

At March 31, 2004, the Company had a 3% limited partnership interest in NewSpring and accounts for this investment using the equity method. Accordingly, the Company’s investment in NewSpring has been recorded in other assets, and changes in the investment equal to the Company’s proportionate share of the fund’s income or loss are reflected in other expense on the consolidated statement of earnings. At March 31, 2004, the Company’s net investment in NewSpring was $939.

Commerce Health Ventures

On November 25, 2003, the Company entered into an Agreement of Limited Partnership (the “Commerce Health Agreement”) with Commerce Health Ventures, L.P. (“Commerce Health”), a Delaware limited partnership with $20,200 in committed capital as of March 31, 2004, that will provide venture capital to development stage companies in the healthcare industry. The fund’s general partner, BioHealth Capital, L.P., controls the day-to-day operations and investment decisions of Commerce Health. The Company has committed up to $10,000 to Commerce Health, and under the terms of the Commerce Health Agreement, could become obligated to commit an additional $5,000 if Commerce Health obtains additional capital commitments from other limited partners. At closing, the Company contributed $1,980 to Commerce Health. The Company’s remaining commitment is subject to call upon ten days notice from Commerce Health during the existence of the venture, which is expected to have a ten-year life.

At March 31, 2004, the Company had a 49.5% limited partnership interest in Commerce Health and accounts for this investment using the equity method. Accordingly, the Company’s investment in Commerce Health has been recorded in other assets, and changes in the investment equal to the Company’s proportionate share of the fund’s income or loss are reflected in other expense on the consolidated statement of earnings. At March 31, 2004, the Company’s net investment in Commerce Health was $1,603.

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

Because the Company is self-insured for a portion of its potential product liability claims, it has established a self-insurance reserve. As of March 31, 2004 and June 30, 2003 the Company included $2,311 and $1,333, respectively, in other liabilities for its estimate of potential product liability claims and expenses. The cost of the ultimate disposition of both existing and potential claims may differ from these reserve amounts.

Selling, general and administrative expenses include approximately $139 and $500 for the three months ended March 31, 2004 and 2003, respectively, and approximately $979 and $1,000 for the nine months ended March 31, 2004 and 2003, respectively, related to changes in the accrual for both reported and potential product liability claims and expenses.

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

Litigation Matters

Ciprofloxacin (Cipro®) Antitrust Class Actions

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

The lawsuits include nine consolidated in California state court, one in Kansas state court, one in Wisconsin state court, one in Florida state court, and two consolidated in New York state court, with the remainder of the actions pending in the United States District Court for the Eastern District of New York for coordinated or consolidated pre-trial proceedings (the “MDL Case”). Fact discovery in the MDL Case has been completed and the parties are proceeding with expert discovery, to be followed by summary judgment briefing. The direct purchaser and indirect purchaser plaintiffs also have filed motions for class certification in the MDL Case, but briefing is not complete and the Court has indicated that it will defer ruling on the motions at the present time. The state court actions remain in a relatively preliminary stage generally, tracked to follow the MDL Case, although defendants have filed dispositive motions and plaintiffs have moved for class certification in certain of the cases, and certification of a California-only class has been granted in the California consolidated case (subject to a pending appeal).

On May 20, 2003, the District Court entered an order in the MDL Case holding that the Barr-Bayer settlement did not constitute a per se violation of the antitrust laws and restricting the scope of the legal theories the plaintiffs could pursue in the case.

On September 19, 2003, the Circuit Court for the County of Milwaukee dismissed the Wisconsin state class action for failure to state a claim for relief under Wisconsin law. Plaintiffs appealed, but the appeal has been stayed pending a decision by the Wisconsin Supreme Court in another case involving similar legal issues. On October 17, 2003, the Supreme Court of the State of New York for New York County dismissed the consolidated New York state class action for failure to state a claim upon which relief could be granted and denied the plaintiffs’ motion for class certification. The Wisconsin Circuit Court’s decision and the New York Supreme Court’s decision do not affect the federal class actions currently pending in the U.S. District Court for the Eastern District of New York or the state class actions currently pending in other state courts. On February 4, 2004, the California Court of Appeals issued a writ to review the California state trial court’s certification of a California-only class in that action. Discovery is ongoing pending the appeal, with a current trial date of November, 2004.

The Company believes that its agreement with Bayer Corporation reflects a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Based on this belief, the Company is vigorously defending itself in these matters. The Company anticipates that these matters may take several years to resolve, and although it is not possible to forecast the outcome of these matters, an adverse judgment in any of the pending cases could have a material adverse impact on the Company’s consolidated financial statements.

Tamoxifen Antitrust Class Actions

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

The Company believes that its agreement with Zeneca reflects a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Based on this belief, the Company is vigorously defending itself in these matters. The Company anticipates that these matters may take several years to resolve, and although it is not possible to predict the outcome of these matters, an adverse judgment in any of the pending cases could have a material adverse impact on the Company’s consolidated financial statements.

Invamed, Inc./Apothecon, Inc.

In February 1998, Invamed, Inc. and Apothecon, Inc., both of which have since been acquired by Sandoz, Inc., which is a subsidiary of Novartis AG, named the Company and several others as defendants in lawsuits filed in the United States District Court for the Southern District of New York, charging that the Company unlawfully blocked access to the raw material source for Warfarin Sodium. The two actions have been consolidated. On May 10, 2002, the District Court granted summary judgment in the Company’s favor on all antitrust claims in the case, but found that the plaintiffs could proceed to trial on their allegations that the Company interfered with an alleged raw material supply contract between Invamed and the Company’s raw material supplier. Invamed and Apothecon have appealed the District Court’s decision to the United States Court of Appeals for the Second Circuit. Trial on the merits has been stayed pending the outcome of the appeal.

The Company believes that the suits filed by Invamed and Apothecon are without merit and is vigorously defending its position, but an adverse judgment could have a material adverse impact on the Company’s consolidated financial statements.

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

In July 2003, BTG (now Savient) filed an amended complaint adding Organon (Ireland) Ltd. and Organon USA as plaintiffs. The amended complaint seeks damages and enhanced damages based upon willful infringement. The Company believes that it has not infringed BTG’s patent and continues to manufacture and market Kariva. If BTG and Organon are successful, the Company could be liable for damages for patent infringement, which could have a material adverse effect on its consolidated financial statements.

Termination of Solvay Co-Marketing Relationship

On March 31, 2002, the Company gave notice of its intention to terminate, as of June 30, 2002, its relationship with Solvay Pharmaceuticals, Inc. which covered the joint promotion of the Company’s Cenestin tablets and Solvay’s Prometrium® capsules. Solvay disputed the Company’s right to terminate the relationship, claims it is entitled to substantial damages and has initiated formal arbitration proceedings. The arbitration hearing was held in January 2004. Post-hearing briefs were submitted in March and April and an oral argument is scheduled for May 2004. The Company believes its actions in the matter were well founded but if the arbitrators disagree, an adverse decision in the matter could have a material adverse impact on the Company’s consolidated financial statements.

Lemelson

In November 2001, the Lemelson Medical, Education & Research Foundation (“Lemelson Foundation”) filed an action in the United States District Court for the District of Arizona alleging patent infringement against many defendants, including the Company, involving “machine vision” or “computer image analysis.” In March 2002, the court stayed the proceedings, pending the resolution of another suit (the “Symbol” case) that involves the same patents, but does not involve the Company. On January 23, 2004, the District Court issued a decision in the Symbol case holding the Lemelson patents to be invalid and unenforceable. The Lemelson Foundation has moved to continue the stay of its action against the Company and others, pending the outcome of an appeal of the decision in the Symbol case to the United States Court of Appeals for the Federal Circuit.

Nortrel 7/7/7 Product Recall

On July 9, 2003, the Company initiated a recall of three lots of its Nortrel 7/7/7 oral contraceptive product after receiving two customer complaints that the tablets that had been dispensed to them were misconfigured. The Company has since received reports of pregnancies from women who claim to have taken the product. The Company is in the process of investigating whether these women have taken affected product and whether their pregnancies are related to use of affected product. The Company does not have sufficient information at this time to evaluate the likelihood of success in these matters. However, an unfavorable outcome in one or more of these matters could have a material adverse effect on the Company’s consolidated financial statements.

PPA Litigation

The Company is a defendant in three personal injury product liability lawsuits involving phenylproanolamine (“PPA”). All three cases are in their initial stages. The Company believes it has strong defenses to all three cases and is vigorously defending itself against them. However, an unfavorable outcome could have a material adverse effect on the Company’s consolidated financial statements.

MPA Litigation

The Company has been named as a defendant in approximately 30 personal injury product liability cases brought against the Company and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of medroxyprogesterone acetate (“MPA”) in conjunction with Premarin or other hormone therapy products. These cases are in a preliminary stage. The Company is vigorously defending itself in these matters. However, an unfavorable outcome could have a material adverse effect on the Company’s consolidated financial statements.

Medicaid Reimbursement Cases

The Company has been named as a defendant in separate actions brought by the Commonwealth of Massachusetts; Suffolk County, New York; Rockland County, New York; and Westchester County, New York against numerous pharmaceutical manufacturers. The plaintiffs seek to recover damages and other relief for alleged overcharges for prescription medications paid for by Medicaid. Along with the other defendants in these suits, the Company has moved to dismiss these complaints. Those motions are now pending. The Company believes that it has not engaged in any improper conduct and is vigorously defending itself. However, an unfavorable outcome in any of the matters could have a material adverse effect on the Company’s consolidated financial statements.

Other Litigation

As of March 31, 2004, the Company was involved with other lawsuits incidental to its business, including patent infringement actions and personal injury claims. Management of the Company, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have a material adverse effect on the Company’s consolidated financial statements.

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

The Company believes that the patent challenge settlements being investigated represent a pro-consumer and pro-competitive outcome to the patent challenge cases. An investigation of the Tamoxifen settlement by the U.S. Department of Justice and an investigation of the Ciprofloxacin settlement by the Texas Attorney General’s Office on behalf of other state Attorneys General already have been satisfactorily resolved without further action and the Company expects these investigations will be satisfactorily resolved, as well. However, consideration of these matters could take considerable time, and any adverse judgment could have a material adverse impact on the Company’s consolidated financial statements.

FTC Requests for Information Regarding Settlement of Estrostep and FemHrt Patent Litigation and Related Transactions

On December 16, 2003, the Company and Galen (Chemicals) Limited received letters from the FTC’s Bureau of Competition requesting that the Company and Galen voluntarily provide certain information concerning the Company’s acquisition of the U.S. and Canadian rights to Galen’s Loestrin® and Loestrin® FE oral contraceptive products and the settlement of their pending patent litigation regarding Norethindrone Acetate / Ethinyl Estradiol (Estrostep®) and Norethindrone Acetate / Ethinyl Estradiol (Estrostep FE®) and Norethindrone Acetate / Estradiol (FemHRT®). The letter also requested information concerning the option for Galen to acquire an exclusive license to the Company’s generic version of Galen’s Ovcon® 35 oral contraceptive. The FTC specifically stated that its letter should not be viewed as an accusation by the Commission or its staff of any wrongdoing.

On March 30, 2004, the FTC issued a civil investigative demand requesting certain additional information related to Ovcon.

The Company believes that the proposed transactions are lawful and proper and intends to cooperate fully with the request.

The FTC’s Bureau of Competition previously reviewed the transactions under the Hart-Scott-Rodino Act. On October 24, 2003, the Hart-Scott-Rodino waiting period expired, permitting the parties to close the transactions.

18.	Subsequent Event

In conjunction with its patent challenge on Estrostep oral contraceptive and FemHRT hormone therapy product, the Company agreed to acquire certain intellectual property rights from third parties in April 2003. In accordance with this agreement, the Company paid $4,500 to the third parties, which it recorded as an asset, and is required to pay an additional $4,000 upon settlement of the patent litigation. In addition, the Company will be required to pay the third parties a royalty based on Barr’s sales of the products prior to patent expiry.

On April 27, 2004, the Company announced that it had settled the pending patent litigation between the Company and Galen. The agreement allows the Company to launch generic versions of Estrostep and FemHRT under the terms of a non-exclusive license six months prior to patent expiry.

As a result of that settlement, the Company will record in the quarter ending June 30, 2004 $8,500 of operating expense relating to the write-off of the $4,500 asset previously recorded and the $4,000 payment to be made in connection with the settlement of the patent litigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following sections contain a number of forward-looking statements. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by their use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, in no particular order:

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

Reincorporation Merger and Corporate Restructuring

Barr Pharmaceuticals, Inc. (“BPI”), a holding company that operates through its principal subsidiaries, Barr Laboratories, Inc. and Duramed Pharmaceuticals, Inc., is engaged in the development, manufacture and marketing of generic and proprietary pharmaceuticals. BPI is a Delaware corporation that was formed in December 2003, in connection with the reincorporation of Barr Laboratories, Inc., a New York corporation (“Barr-NY”). The reincorporation was accomplished by the merger of Barr-NY into BPI on December 31, 2003, with BPI as the surviving entity. Prior to the merger, Barr-NY contributed its principal operating assets to Barr Laboratories, Inc., a newly formed, wholly-owned subsidiary incorporated in Delaware.

As a result of the reincorporation, each share of common stock of Barr-NY was automatically converted into one share of common stock of BPI.

References to “Barr” or the “Company” herein include BPI and its subsidiaries.

Acquisitions

Women’s Capital Corporation

On February 25, 2004, we acquired 100% of the outstanding shares of Women’s Capital Corporation (“WCC”), a privately held company that marketed the prescription version of Plan B®, an emergency oral contraceptive product, and filed an application with the FDA for an over-the-counter version of Plan B. We acquired WCC to further our expansion into the emergency contraception segment of the female healthcare market. In connection with this acquisition, we are amortizing an intangible asset of $2.2 million, representing the fair value of the currently marketed prescription version of Plan B, over one year. Also in connection with the acquisition, we wrote-off as research and development expense in-process research and development in the amount of $10.3 million, representing the estimated fair value of the unapproved over-the-counter version of Plan B, because the project was incomplete and had no alternative future use. The difference between the fair value of the net assets acquired and the purchase price resulted in goodwill of $4.6 million. The goodwill and in-process research and development amounts are not deductible for tax purposes.

The operating results of WCC are included in our consolidated financial statements subsequent to the February 25, 2004 acquisition date. WCC’s results of operations prior to the acquisition date were not significant in relation to our results of operations.

Gynétics, Inc.

On February 26, 2004 we paid $4.2 million to purchase certain assets from Gynétics, Inc. that were being used to develop, manufacture, distribute, promote, market, use and sell the emergency oral contraceptive known as Preven® and all rights to an additional emergency oral contraceptive product. The transaction also terminated our obligations under a non-compete agreement between Barr and Gynétics that would have prevented our acquisition of WCC. Also as part of the purchase, we agreed to pay Gynétics a royalty on Plan B sales until total royalty payments equal $2.5 million. Our current intention is to consolidate our emergency contraceptive business in the Plan B product. Accordingly, we recorded an expense for the $4.2 million purchase price of Gynétics as selling, general and administrative expense.

Loestrin Products

On March 24, 2004 we acquired from Galen (Chemicals) Limited (“Galen”) an exclusive license to manufacture and market Loestrin® products in the United States and Canada for $45.0 million. Under the terms of a second agreement with Galen, also dated March 24, 2004, we granted Galen an option to acquire an exclusive license under our ANDA for Ovcon® 35, which was approved in April 2004. If Galen exercises its option, it would be granted a five-year exclusive license under our ANDA to sell the product. At the end of the five-year term, Galen will have the option to extend the license for an additional five years on a nonexclusive basis. In consideration of this transaction, Galen paid us $1.0 million on March 24, 2004 and would be obligated to pay us an additional $19.0 million upon the exercise of the option.

Vaginal Ring Product Rights

On March 31, 2004, we agreed to acquire Schering AG’s rights and obligations under a Product Development and License Agreement pursuant to which we were developing a vaginal ring product that Schering previously had the right to market and distribute throughout the world. Specifically, the parties agreed that Barr would (i) acquire the worldwide right to the product, (ii) forgo all remaining expense reimbursements, development milestone payments and royalties, (iii) assume all remaining responsibilities for the development and marketing of the product and (iv) pay Schering a milestone payment upon product approval and a royalty on future product sales.

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

Accounts receivable are presented net of allowances related to the above provisions of $129.9 million at March 31, 2004 and $136.1 million at June 30, 2003.

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

Inventories are presented net of reserves of $16.0 million at March 31, 2004 and $13.2 million at June 30, 2003.

Deferred Taxes

Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided for the portion of deferred tax assets which are “more-likely-than-not” to be unrealized. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more-likely-than-not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. We review our internal sales forecasts and pre-tax earnings estimates to make our assessment about the utilization of deferred tax assets. In the event we determine that future taxable income will not be sufficient to utilize the deferred tax asset, we will record a valuation allowance. If that assessment changes, we would record a benefit on the consolidated statement of earnings.

Deferred income taxes are presented net of a valuation allowance of $6.4 million at March 31, 2004 and $6.1 million at June 30, 2003.

Litigation

We are subject to litigation in the ordinary course of business and also to certain other contingencies (see Note 17 to the consolidated financial statements). Legal fees and other expenses related to litigation and contingencies are recorded as incurred. Additionally, we assess, in consultation with counsel, the need to record a liability for litigation and contingencies on a case-by-case basis. Reserves are recorded when we, in consultation with counsel, determine that a loss related to a matter is both probable and reasonably estimable.

Self-Insurance Reserve

We are primarily self-insured for potential product liability claims on products sold on or after September 30, 2002. We maintain a self-insurance reserve, which provides an estimate of our potential product liability claims. We develop this estimate by assessing, on a case by case basis, our exposure from claims that have been reported and by making an estimate of the future cost of incurred but not reported (“IBNR”) claims. In assessing the amounts to record for each reported claim, with the assistance of counsel and insurance consultants, we consider the nature and amount of the claim, our prior experience with similar claims, and whether the amount expected to be paid on a claim is both probable and reasonably estimable. In determining the allowance for the cost of IBNR claims, management considers a variety of factors including historical claims. In determining the allowance for the estimated future cost of IBNR claims as of June 30, 2003 and March 31, 2004, we utilized projections of our estimated losses as determined by an independent actuary. The costs of the ultimate disposition of both existing and IBNR claims may differ from our reserve amounts.

As of March 31, 2004 and June 30, 2003 we included $2.3 million and $1.3 million, respectively, in other liabilities for our estimate of potential claims and expenses. Selling, general and administrative expenses included approximately $0.1 million and $0.5 million for the three months ended March 31, 2004 and 2003, respectively, and approximately $1.0 million for the nine months ended March 31, 2004 and 2003, related to changes in the accrual for both reported and potential product liability claims.

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

As a result of our February 2004 acquisition of Women’s Capital Corp. and our June 2002 purchase of certain assets and the assumption of certain liabilities of Enhance Pharmaceuticals, Inc., we have included $18.7 million of goodwill on our balance sheet as of March 31, 2004 and $14.1 million as of June 30, 2003.

As a result of our acquisition of product rights and related intangibles and certain product licenses, we have included $67.2 million and $45.9 million as other intangible assets, net of accumulated amortization, on our balance sheet as of March 31, 2004 and June 30, 2003, respectively (see Note 12 to the consolidated financial statements).

Results of Operations

Revenues – Overview

The following table sets forth the components of total revenues for the three and nine months ended March 31, 2004 and 2003:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
			%			%
($ in thousands)	2004	2003	Change	2004	2003	Change
Ciprofloxacin	$84,731	$—	N/A	$344,897	$—	N/A
Tamoxifen	1,725	4,517	-62%	7,913	117,029	-93%
Generic products:
Oral contraceptives	101,815	82,559	23%	288,573	196,661	47%
Other generic	89,179	72,608	23%	251,947	239,993	5%

Total generic	190,994	155,167	23%	540,520	436,654	24%
Proprietary products	39,257	9,322	321%	101,999	41,706	145%

Total product sales	316,707	169,006	87%	995,329	595,389	67%
Development and other revenue	4,378	2,917	50%	10,591	5,997	77%

Total revenues	$321,085	$171,923	87%	$1,005,920	$601,386	67%

Revenues — Product Sales

Increased product sales in both the three and nine months ended March 31, 2004 as compared to the prior year periods were due to the sales of our distributed version of Ciprofloxacin and to increased sales of our generic and proprietary products, partially offset by decreased sales of Tamoxifen.

Ciprofloxacin

On June 9, 2003, we began distributing Ciprofloxacin hydrochloride pursuant to a license from Bayer. In September 2003, we signed an amended supply agreement with Bayer that enables us to continue to distribute Ciprofloxacin during and after Bayer’s period of pediatric exclusivity, which ends on June 9, 2004. We share one-half of our profits from the sale of Ciprofloxacin with Aventis, the contractual successor to our partner in the Cipro patent challenge case. Upon the expiration of Bayer’s period of pediatric exclusivity, we expect several other competing Ciprofloxacin products to be launched, which will significantly lower our sales of Ciprofloxacin in the fourth quarter of fiscal 2004 as compared to previous quarters.

Tamoxifen

Tamoxifen sales decreased in both the three and nine months ended March 31, 2004 as compared to the prior year periods. Until December 2002, we distributed Tamoxifen inventory that we had previously purchased from AstraZeneca. We began selling our manufactured Tamoxifen product when AstraZeneca’s pediatric exclusivity for Nolvadex ended on February 20, 2003. At the same time, several other competitors launched generic Tamoxifen products, causing the price to decline and causing us to lose market share.

Generic Products – Oral Contraceptives

Sales of our generic oral contraceptive products increased in both the three and nine months ended March 31, 2004 as compared to the prior year periods, primarily due to increasing market shares for existing products and sales of six new oral contraceptive products launched since March 31, 2003. Those new products include the September 2003 launches of two strengths each of JunelTM and Junel FeTM (generic equivalents of Loestrin® and Loestrin Fe®), the December 2003 launch of Tri-Sprintec® (a generic equivalent of Ortho-McNeil Pharmaceutical’s Ortho Tri-Cyclen®) and the March 2004 launch of VelivetTM (a generic equivalent of Organon, Inc.’s Cyclessa®).

Generic Products – Other

Sales of other generic products increased in both the three and nine months ended March 31, 2004 as compared to the prior year periods, primarily due to sales of our Mirtazapine Orally Disintegrating Tablet (the generic equivalent of Organon, Inc.’s Remeron® SoltabTM), which we launched in December 2003, and sales of Claravis® (a generic equivalent of Roche Pharmaceutical’s Accutane®), which we launched in May 2003. These increases were partially offset in the nine months ended March 31, 2004 by lower sales of our Dextro salt combo product (a generic equivalent of Shire Richwood, Inc.’s Adderall®) due to an increasingly competitive market.

Proprietary Products

Sales of our proprietary products increased in both the three and nine months ended March 31, 2004, as compared to the prior year periods primarily due to (1) revenues recognized from SEASONALE®, our extended-cycle oral contraceptive, as discussed in further detail below; (2) sales from the four products we purchased from Wyeth in June 2003; and (3) increased sales of Cenestin resulting from a price increase as well as customer buying patterns. Cenestin sales were $7.6 million for the third quarter of fiscal 2004 and $3.3 million for the third quarter of fiscal 2003. For the first nine months of fiscal 2004, Cenestin sales were $36.5 million, up from $26.2 million in the prior year period.

In September 2003, we received final FDA approval for our SEASONALE extended cycle oral contraceptive and began shipping the product in October. Most of the revenue from our initial shipments was deferred as of December 31, 2003, pending evidence of patient acceptance. Based on market acceptance of SEASONALE, as reflected in part by prescription data obtained from IMS Health, a drug industry market research company, we recognized the remaining $11.7 million of deferred revenue in the quarter ended March 31, 2004. SEASONALE sales totaled

$15.2 million in the quarter ended March 31, 2004, and $17.7 million for in the nine months ended March 31, 2004.

Cost of Sales

The following table sets forth cost of sales data, both in dollars and as a percentage of total product sales, as well as the resulting gross margins, for the three and nine months ended March 31, 2004 and 2003:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
			%			%
($ in thousands)	2004	2003	Change	2004	2003	Change
Cost of sales	$145,288	$55,182	163%	$513,911	$260,973	97%
As a % of product sales	46%	33%		52%	44%
Gross margin on product sales	54%	67%		48%	56%

Increases in cost of sales, on a dollar basis, for the three and nine months ended March 31, 2004, as compared to the prior year periods were primarily due to increased product sales, principally relating to Ciprofloxacin. For both the three and nine months ended March 31, 2004, the increase in cost of sales, as a percentage of product sales, translated into lower margins compared to the prior year periods. The increase in cost of sales as a percentage of product sales and the concomitant decline in margins was primarily attributable to the percentage of sales represented by Ciprofloxacin in the fiscal 2004 periods. As a distributed product that has a profit split paid to our partner, Ciprofloxacin has a higher cost of sales and a lower margin than our other products.

Selling, General and Administrative Expense

The following table sets forth selling, general and administrative expense data for the three and nine months ended March 31, 2004 and 2003:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
			%			%
($ in thousands)	2004	2003	Change	2004	2003	Change
Selling, general and administrative	$56,538	$34,203	65%	$176,040	$98,604	79%

The increase in selling, general and administrative expenses for the three and nine months ended March 31, 2004 as compared to the prior year periods was primarily due to (1) increased advertising and promotional costs for SEASONALE, (2) higher costs associated with the expansion of our women’s healthcare sales force from 132 to 250 sales representatives, (3) higher legal costs, primarily related to patent matters, (4) the February 2004 write-off of $4.2 million associated with the acquisition of certain emergency contraception assets and technologies from Gynetics, Inc., and (5) increased information technology costs, including the initial costs of developing and implementing our new enterprise resource planning system.

Also contributing to the increase for the nine months ended March 31, 2004, as compared to the prior year period, were the $15.7 million valuation allowance we established in September 2003 for our loans to Natural Biologics, LLC, the raw material supplier for our generic equine-based conjugated estrogens product, as the result of an unfavorable court decision rendered in September 2003 (see Note 17 to the consolidated financial statements), and higher costs associated with business development activities.

Research and Development

The following table sets forth research and development expense data, both in dollars and as a percentage of gross profit on product sales, for the three and nine months ended March 31, 2004 and 2003:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
			%			%
($ in thousands)	2004	2003	Change	2004	2003	Change
Research and development	$58,219	$21,127	176%	$144,778	$64,710	124%
As a % of gross profit on product sales	34%	19%		30%	19%

The significant increase in research and development expenses for the three months ended March 31, 2004 as compared to the prior year period was primarily due to a charge of $22.3 million resulting from our agreement to acquire Schering’s rights and obligations under a Product Development and License Agreement which was capitalized at the time of our acquisition of Enhance Pharmaceuticals, Inc. in June 2002 (see Note 12 to the consolidated financial statements), as well as a write-off of $10.3 million for in-process research and development acquired in connection with our acquisition of Women’s Capital Corporation in February 2004 (see Note 4 to the consolidated financial statements).

Also contributing to the increase for the nine months ended March 31, 2004 as compared to the prior year period were the write-off of an additional $35.6 million of in-process research and development costs in connection with our purchase of substantially all of the assets of Endeavor Pharmaceuticals, Inc. in November 2003 and a pre-tax charge of approximately $2.2 million related to a write-down of certain fixed assets in our Pomona, New York research center.

The increases in the three and nine months ended March 31, 2004 also reflected higher costs associated with increased product development activities, including raw material purchases, headcount and related costs, and increased third-party product development costs.

Proceeds from Patent Challenge Settlement

Proceeds from patent challenge settlement represent amounts received under the terms of a supply agreement entered into with Bayer to settle our patent challenge litigation regarding Bayer’s Cipro antibiotic. Under the terms of the supply agreement, Bayer, at its option, was required to either allow us to purchase Cipro from it at a predetermined discount or to make quarterly cash payments to us. Until June 2003, Bayer elected to make payments to us rather than supply us with Cipro. As a result, we received $8.6 million under this agreement in the three months ended March 31, 2003 and $25.7 million in the nine months ended March 31, 2003. We are not entitled to receive any further amounts under this agreement.

Income Taxes

The following table sets forth income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the three and nine months ended March 31, 2004 and 2003:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
			%			%
($ in thousands)	2004	2003	Change	2004	2003	Change
Income tax expense	$26,289	$25,464	3%	$63,030	$75,687	-17%
Effective tax rate	42.8%	35.7%		36.7%	36.7%

The effective tax rate for the third quarter of fiscal 2004 was unfavorably impacted by the write-off of in-process research and development costs associated with our February 2004 acquisition of Women’s Capital Corporation, which was not deductible for federal and state income tax purposes.

The effective tax rate for the first nine months of fiscal 2004 was favorably impacted by a tax benefit of $3.7 million related to the completion of several tax audits and the Internal Revenue Service’s approval of a change in our method of computing certain tax credits. Offsetting these benefits was the write-off of in-process research and development costs discussed above.

Liquidity and Capital Resources

Our cash and cash equivalents balance increased $24.1 million, or 7%, from $367.1 million at June 30, 2003 to $391.2 million at March 31, 2004. In addition, our marketable securities increased $48.4 million from $46.7 million at June 30, 2003 to $95.1 million at March 31, 2004. Our primary source of cash is funds from operations, and our primary uses of cash include funding our capital expenditures and investing in business development activities.

Operating Activities

Cash provided by operating activities was $196.0 million for the nine months ended March 31, 2004. Our operating cash was generated principally by our net earnings, adjusted for in-process research and development charges totaling $45.9 million and non-cash charges including depreciation and amortization.

Working capital at March 31, 2004, defined as current assets (excluding cash and cash equivalents) less current liabilities, increased by $71.9 million from June 30, 2003. Contributing to our higher working capital was a significant decline in accounts payable and income taxes payable and an increase in inventory and prepaid expenses, which more than offset declines in accounts receivable and other receivables and increases in accrued liabilities. The decreases in accounts receivable, other receivables and accounts payable are attributable to purchases and sales of Ciprofloxacin. For example, accounts receivable declined $53.5 million from June 30, 2003 to March 31, 2004, despite an increase in sales, primarily because we launched Ciprofloxacin in mid-June 2003. By June 30, 2003, we had not collected any of the receivables associated with the sales from our Ciprofloxacin launch. Our accounts payable declined $44.6 million, reflecting a reduction in amounts owed to Bayer for Ciprofloxacin purchases. Other receivables declined $23.3 million from June 30, 2003 to March 31, 2004, reflecting the termination of payments previously received from Bayer once Bayer began supplying Ciprofloxacin to us in June 2003.

The decrease in income taxes payable and the increase in prepaid expenses is due to the combined effect of the timing of the estimated tax payments and the tax benefit realized as the result of the cashless exercise of warrants to purchase our common stock in March 2004, as discussed below. Our inventory increased $60.9 million primarily as the result of increased Ciprofloxacin inventory and an increase in raw material balances, primarily due to the timing of inventory purchases. Accrued liabilities increased $13.7 million as the result of increased accruals for royalties and rebates associated with increased product sales.

We expect cash flows in fiscal 2004 to be favorably impacted by approximately $21.0 million due to a change in the method used to calculate the annual limitation under Section 382 of the Internal Revenue Code. As a result of this change, we have utilized all of the federal net operating losses incurred by Duramed Pharmaceuticals, Inc. prior to our merger with Duramed in October 2001.

Investing Activities

Capital Expenditures

Over the past few years, we have significantly expanded our production, laboratory, warehouse and distribution capacity in our facilities. This expansion program was designed to help ensure that we have the facilities necessary to meet the expected future growth of the Company.

During the nine months ended March 31, 2004, we invested $37.0 million in capital assets and expect that our capital investments will be between $50 million and $80 million over the next twelve months. Our estimate reflects lower spending on our facility expansions as those programs are completed and a significant investment in information technology projects including the purchase and implementation of a new enterprise resource planning system.

We believe we can fund our capital requirements using cash derived from operations. However, we may consider financing a portion of our projects. We believe we have the capital structure and cash flow to complete any such financing.

Loans to Natural Biologics

In fiscal 2002, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Natural Biologics, LLC (“Natural Biologics”) the raw material supplier for our generic equine-based conjugated estrogens product for which we filed an Abbreviated New Drug Application (“ANDA”) with the FDA in June 2003. Under the terms of the Loan Agreement, we may provide additional loans to Natural Biologics of $7.0 million in fiscal 2004 and $2.8 million in fiscal 2005.

Investment in Marketable Securities

As of March 31, 2004, we have invested $95.1 million, including $85.7 million in market auction debt securities that are readily convertible into cash at par value with maturity dates ranging from April 20, 2004 to March 28, 2006 and $5.4 million in municipal bonds with maturity dates ranging from March 1, 2006 to October 1, 2005. We may continue to invest in extended maturity securities based on operating needs and strategic opportunities.

SEASONALE Royalty

Our current royalty obligation to the SEASONALE patent-holder is based on a percentage of net profits, as defined, and continues for as long as we sell SEASONALE. However, our license agreement gives us the option, at any time prior to September 2004, to make a one-time payment of approximately $20.0 million to the patent holder in lieu of future royalty payments. We are currently evaluating whether to exercise our option to make this payment.

Investment in Venture Funds

As part of our continuing efforts to identify new products, new technologies and licensing opportunities, during the second quarter of fiscal 2004 we made investments, as a limited partner, in two separate venture capital funds.

On November 1, 2003, we entered into a Limited Partnership Agreement (the “NewSpring Agreement”) with NewSpring Ventures, L.P. (“NewSpring”), a Small Business Investment Corporation with $136.0 million in committed capital as of March 31, 2004, that provides venture capital to development stage companies. The fund’s general partner, Progress Capital II, L.P., controls the day-to-day operations and investment decisions of NewSpring. We have committed up to $15.0 million to NewSpring for investments in healthcare companies. At closing, we contributed $1.5 million, or 10% of our total commitment, to NewSpring. Our remaining commitment is subject to call upon ten days notice from NewSpring at any time prior to the expiration of the NewSpring Agreement on August 18, 2009.

On November 25, 2003, we entered into an Agreement of Limited Partnership (the “Commerce Health Agreement”) with Commerce Health Ventures, L.P. (“Commerce Health”), a Delaware limited partnership with $20.2 million in committed capital as of March 31, 2004, that will provide venture capital to development stage companies in the healthcare industry. The fund’s general partner, BioHealth Capital, L.P., controls the day-to-day operations and investment decisions of Commerce Health. We have committed up to $10.0 million to Commerce Health, and under the terms of the Commerce Health Agreement, we could become obligated to commit an additional $5.0 million if Commerce Health obtains additional capital commitments from other limited partners. At closing, we contributed approximately $2.0 million to Commerce Health. Our remaining commitment is subject to call upon ten days notice from Commerce Health during the existence of the venture, which is expected to have a ten-year life.

Financing Activities

Debt Repayments and Credit Availability

Debt balances decreased by approximately $0.9 million from June 30, 2003 to March 31, 2004 due to principal repayments, the effects of which were partially offset by our issuance of a $6.5 million note to finance a portion of our acquisition of Women’s Capital Corporation. Scheduled principal repayments on existing debt will be $8.5 million during the next twelve months. We have a $40.0 million revolving credit facility that expires on February 27, 2005. We currently have approximately $32.9 million available under this facility due to the issuance of a $7.1 million letter of credit in support of outstanding premiums on our product liability insurance, as discussed below. We expect to replace this revolving credit facility before it expires in February 2005 and expect to increase the size of the facility at that time.

Cashless Exercise of Warrants

During March 2004, holders of warrants to purchase an aggregate of 3,375,000 shares of our common stock, consisting of 1,687,500 shares at $13.93 per share and 1,687,500 shares at $16.89 per share, exercised the warrants in full through a cashless exercise. As a result we issued to the investors 2,340,610 shares of our common stock. We did not receive any proceeds from the issuance of the shares but we expect to realize a cash tax benefit of approximately $15.4 million from this transaction.

Product Liability Insurance

We are insured under a finite risk insurance arrangement (the “Arrangement”) with a third party insurer. In exchange for $15.0 million in product liability coverage over a five-year term, the Arrangement provides for us to pay approximately $14.3 million in four equal annual installments of approximately $3.6 million. Included in the initial payment was an insurer’s margin of approximately $1.1 million, which is being amortized over the five-year term. At any six-month interval, we may, at our option, cancel the Arrangement. In addition, at the earlier of termination or expiry, we are eligible for a return of all amounts paid to the insurer, less the insurer’s margin and amounts paid for any incurred claims. After termination or expiry of the policy, we will be solely liable for any IBNR or unsettled claims under the policy. We are recording the payments, net of the insurer’s margin, as deposits included in other assets. See Note 17 to the consolidated financial statements for a full description of our product liability insurance coverage.

Funding of Employee Savings Plan

On September 23, 2003, we committed to make a minimum aggregate contribution of $11.0 million to the Barr Laboratories, Inc. Savings and Retirement Plan (“401(k) Plan”) for the fiscal year ending June 30, 2004. We have funded $10.0 million of the contribution commitment and have recorded an asset and a matching liability equal to the remaining contribution commitment.

Strategic Transactions

We continuously evaluate strategic transactions to further improve our business and long-range prospects. We are unable to predict the timing of potential transactions, the amounts required to complete them and any charges that may arise from them. These transactions typically range from product development and license agreements to asset or corporate acquisitions. The costs to evaluate these opportunities may be significant, even if a transaction is not completed, and could negatively impact our earnings in a given quarter. In addition, completed transactions may require cash payments and could result in charges for items such as the write off of in-process research and development costs.

Merger-Related Costs

On October 24, 2001, we completed our merger with Duramed. In connection with the transaction, we incurred approximately $31.4 million in direct transaction costs such as legal and accounting costs, costs associated with facility and product rationalization and severance costs. As of March 31, 2004, all of the direct transaction costs and involuntary termination benefits had been paid and charged against the liability leaving a remaining liability of approximately $0.4 million related to facility costs.

Sufficiency of Cash Resources

We believe that our current cash and investment balances, cash flows from operations and existing borrowing capacity are adequate to fund our growing operations, our planned capital expenditures and to capitalize on certain strategic opportunities as they arise. However, we have and will continue to evaluate our capital structure as part of our goal to promote long-term shareholder value. To the extent that additional capital resources are required, we believe that such capital may be raised by additional bank borrowings, debt or equity offerings or other means.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases entered into in the normal course of business.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46”). A revised interpretation of FIN 46 (“FIN 46 – R”) was issued in December 2003. The objective of FIN 46-R is to provide guidance on how to identify a variable interest entity (“VIE”) and to determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if they occur, is known as the “primary beneficiary” and will need to consolidate the VIE. FIN 46-R requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46-R is effective no later than the end of the first reporting period that ends after March 15, 2004, except for those variable interest entities that are considered to be special-purpose entities, for which the effective date is no later than the end of the first reporting period that ends after December 31, 2003. The adoption of FIN 46-R during the three months ended March 31, 2004 did not have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio (including cash and cash equivalents) of approximately $486.3 million and variable rate debt instruments of approximately $13.6 million. We do not use derivative financial instruments.

Our investment portfolio consists of cash and cash equivalents and market auction debt securities classified as “available-for-sale” and municipal bonds classified as “held-to-maturity.” The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in a variety of high credit quality debt securities, including U.S. government, state and local government and corporate obligations, certificates of deposit and money market funds. Approximately 84% of our portfolio matures in less than three months. The carrying value of the investment portfolio approximates the market value at March 31, 2004 and the value at maturity. Because our investments consist of cash equivalents, market auction debt securities and municipal bonds, a hypothetical 100 basis point change in interest rates is not likely to have a material effect on our consolidated financial statements.

Approximately 67% of our debt instruments at March 31, 2004 are subject to fixed interest rates and principal payments. The related note purchase agreements permit us to prepay these notes prior to their scheduled maturity, but may require us to pay a prepayment fee based on market rates at the time of prepayment and the note rates. The remaining 33% of debt instruments are primarily subject to variable interest rates based on the prime rate or LIBOR and have fixed principal payments. The fair value of all debt instruments was approximately $33.0 million at March 31, 2004. In addition, borrowings under our $40.0 million unsecured revolving credit facility (the “Revolver”) with Bank of America, N.A., bear interest at a variable rate based on the prime rate, the Federal Funds rate or LIBOR. As of March 31, 2004, there was approximately $32.9 million available under this facility due to the issuance of a $7.1 million letter of credit in support of our finite risk insurance program. We do not believe that any market risk inherent in our debt instruments is likely to have a material effect on our consolidated financial statements.

As of March 31, 2004, we had approximately $13.6 million of variable rate debt outstanding. A hypothetical 100 basis point increase in interest rates, based on the March 31, 2004 balance, would reduce our annual net income by approximately $0.1 million. Any future gains or losses may differ materially from this hypothetical amount based on the timing and amount of actual interest rate changes and the actual term loan balance.

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

At the conclusion of the period ended March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to Barr and its consolidated subsidiaries required to be disclosed in this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Patent Challenge Litigation

Fexofenadine Capsules/Tablets/Pseudoephedrine Combination (Allegra®, Allegra-D®) Patent Challenges

We previously disclosed these cases in our annual report on Form 10-K for the year ended June 30, 2003 as filed with the SEC on August 26, 2003 and as amended on August 29, 2003 (the “2003 10-K”). On March 5, 2004, Aventis and AMR Technology, Inc. filed an additional patent infringement action in the United States District Court for the District of New Jersey – Newark Division, seeking to prevent Barr from marketing fexofenadine capsules, fexofenadine tablets, and fexofenadine and pseudoephedrine extended release tablets until after the expiration of two patents that are not listed in the Orange Book: U.S. Patent No. 5,581,011 and U.S. Patent No. 5,750,703. This complaint was amended on March 10, 2004 to include Ranbaxy Laboratories Limited and Ranbaxy Pharmaceuticals Inc. as additional defendants. Barr intends to vigorously defend this action.

Niacin (A/k/a Nicotinic Acid) 1000, 750, 500 mg Extended Release Tablets (Niaspan®)

We previously disclosed these cases in our 2003 10-K. On March 26, 2004, KOS initiated litigation against us on a newly issued listed patent.

Norethindrone Acetate / Ethinyl Estradiol (Estrostep®) and Norethindrone Acetate / Ethinyl Estradiol (Estrostep FE®)

We previously disclosed these cases in our 2003 10-K. On April 27, 2004, we entered into a settlement agreement with Galen (Chemicals) Limited, in which we admitted that the patent at issue is valid and infringed. Under the settlement, we will have the right to launch our generic product six months prior to patent expiry, or earlier if Galen authorizes another company to enter the market.

Norethindrone Acetate / Estradiol (FemHRT®)

We previously disclosed this case in our 2003 10-K. On April 27, 2004, we entered into a settlement agreement with Galen (Chemicals) Limited in which we admitted that the patent at issue is valid and infringed. Under the settlement, we will have the right to launch our generic product six months prior to patent expiry, or earlier if Galen authorizes another company to enter the market.

Administrative Matter

FTC Request for Information Regarding Settlement of Estrostep and FemHRT Patent Litigation and Related Transactions

On December 16, 2003, we and Galen (Chemicals) Limited received letters from the FTC’s Bureau of Competition requesting that we voluntarily provide certain information concerning our proposed acquisition of the U.S. and Canadian rights to Galen’s Loestrin(R) and Loestrin(R) FE oral contraceptive products and the proposed settlement of pending patent litigation regarding Norethindrone Acetate / Ethinyl Estradiol (Estrostep®), Norethindrone Acetate / Ethinyl Estradiol (Estrostep FE®) and Norethindrone Acetate / Estradiol (FemHRT®). The letter also requested information concerning the proposed option for Galen to acquire an exclusive license to our generic version of Galen’s Ovcon® 35 oral contraceptive. The FTC specifically stated that its letter should not be viewed as an accusation by the Commission or its staff of any wrongdoing.

On March 30, 2004, the FTC issued a civil investigative demand requesting certain additional information related to Ovcon. We believe that the proposed transactions are lawful and proper and intend to cooperate fully with the request. We are currently unable to determine the impact, if any, that the FTC’s request would have on the closing of the proposed transactions.

The FTC’s Bureau of Competition previously reviewed the proposed transactions under the Hart-Scott-Rodino Act. On October 24, 2003, the Hart-Scott-Rodino waiting period expired, permitting the parties to close the transactions.

Texas HRT Cases

We previously disclosed these cases in our quarterly report on Form 10-Q for the period ended September 30, 2003 as filed with the SEC on November 6, 2003. By agreement with plaintiffs’ counsel, these cases are being dismissed without prejudice to their being reinstituted if it is determined that we manufactured one or more of the hormone therapy products taken by the plaintiffs.

Other Matters

As of March 31, 2004, we were involved with other lawsuits incidental to our business, including patent infringement actions and personal injury claims. Based on the advice of legal counsel, we believe that the ultimate disposition of such other lawsuits will not have a material adverse effect on our consolidated financial statements.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During March 2004, the holders of warrants to purchase an aggregate of 3,375,000 shares of our common stock, consisting of warrants to purchase 1,687,500 shares at $13.93 per share and 1,687,500 shares at $16.89 per share, exercised the warrants in full through cashless exercises that resulted in the issuance of an aggregate of 2,340,610 shares of our common stock. As this was a cashless exercise, we did not receive any proceeds from the issuance of the shares. The shares issued to the investors have not been registered under the Securities Act. The exemption relied upon for the issuance of the shares to the investors was Section 4(2) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of February 6, 2004, between Duramed Pharmaceuticals, Inc., WCC Merger Sub., Inc. and Women’s Capital Corporation (Confidential treatment has been requested for portions of this document).

31.1	Certification of Bruce L. Downey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William T. McKee pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	We filed the following reports on Form 8-K in the quarter ended March 31, 2004.

Report Date	Item Reported
January 6, 2004	Announcement that Barr Laboratories, Inc. had completed its reincorporation from a New York to a Delaware corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARR PHARMACEUTICALS, INC.

Dated: May 3, 2004	/s/ William T. McKee

William T. McKee
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)