Form 10-Q
period 2004-09-30
BARR PHARMACEUTICALS INC
filed 2004-11-05
CIK 10081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2004 or

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

400 Chestnut Ridge Road, Woodcliff Lake, New Jersey 07677-7668

(Address of principal executive offices)

201-930-3300

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

Number of shares of common stock outstanding as of November 1, 2004: 102,496,877

BARR PHARMACEUTICALS, INC.

Part 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Barr Pharmaceuticals, Inc.

Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30,
	2004	June 30,
	(unaudited)	2004
Assets
Current assets:
Cash and cash equivalents	$448,123	$419,878
Marketable securities	19,936	32,376
Accounts receivable, net of reserves of $137,425 and $141,873, at September 30, 2004 and June 30, 2004, respectively	132,098	153,890
Other receivables	16,212	60,848
Inventories, net	153,880	150,252
Deferred income taxes	46,077	46,077
Prepaid expenses and other current assets	20,992	14,925

Total current assets	837,318	878,246
Property, plant and equipment, net of accumulated depreciation of $112,753 and $106,647, at September 30, 2004 and June 30, 2004, respectively	240,307	236,831
Deferred income taxes	35,016	35,016
Marketable securities	100,734	89,143
Other intangible assets	82,002	64,897
Goodwill	18,211	18,211
Other assets	15,492	10,925

Total assets	$1,329,080	$1,333,269

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$51,567	$61,089
Accrued liabilities	108,911	117,970
Current portion of long-term debt and capital lease obligations	8,427	8,447
Income taxes payable	31,665	20,139

Total current liabilities	200,570	207,645
Long-term debt and capital lease obligations	31,602	32,355
Other liabilities	41,275	51,223
Commitments & Contingencies
Shareholders’ equity:
Preferred stock, $1 par value per share; authorized 2,000,000; none issued	—	—
Common stock, $.01 par value per share; authorized 200,000,000; issued 105,334,773 and 104,916,103, at September 30, 2004 and June 30, 2004, respectively	1,053	1,049
Additional paid-in capital	401,923	377,024
Retained earnings	716,816	664,681
Accumulated other comprehensive loss	(353)	—

	1,119,439	1,042,754

Treasury stock at cost: 2,003,397 and 420,597 shares, at September 30, 2004 and June 30, 2004, respectively	(63,806)	(708)

Total shareholders’ equity	1,055,633	1,042,046

Total liabilities and shareholders’ equity	$1,329,080	$1,333,269

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Barr Pharmaceuticals, Inc.

Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2004	2003
Revenues:
Product sales	$242,999	$308,760
Development and other revenue	1,509	1,951

Total revenues	244,508	310,711
Costs and expenses:
Cost of sales	69,638	160,901
Selling, general and administrative	64,330	65,541
Research and development	28,514	23,466

Earnings from operations	82,026	60,803
Interest income	1,952	1,260
Interest expense	580	839
Other (expense)	(182)	(58)

Earnings before income taxes	83,216	61,166
Income tax expense	31,081	22,631

Net earnings	$52,135	$38,535

Earnings per common share - basic	$0.50	$0.39

Earnings per common share - diluted	$0.49	$0.37

Weighted average shares	104,172	100,046

Weighted average shares - diluted	106,794	105,465

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Barr Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2004 and 2003
(in thousands of dollars)
(unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$52,135	$38,535
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,989	6,788
Provision for losses on loans to Natural Biologics	700	15,729
Other	(1,202)	126
Tax benefit of stock incentive plans	19,723	12,429
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable and other receivables, net	66,428	98,964
Inventories	(3,629)	(1,959)
Prepaid expenses	3,145	997
Other assets	(395)	(1,546)
Increase (decrease) in:
Accounts payable, accrued liabilities and other liabilities	(37,714)	(107,846)
Income taxes payable	11,526	2,817

Net cash provided by operating activities	120,706	65,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,362)	(13,439)
Buy-out of product royalty	(19,250)	—
Other	(3,159)	(10,021)

Net cash used in investing activities	(33,771)	(23,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	(772)	(768)
Purchase of treasury stock	(63,098)	—
Proceeds from exercise of stock options and employee stock purchases	5,180	10,107

Net cash (used in) provided by financing activities	(58,690)	9,339

Increase in cash and cash equivalents	28,245	50,913
Cash and cash equivalents at beginning of period	419,878	367,142

Cash and cash equivalents at end of period	$448,123	$418,055

SUPPLEMENTAL CASH FLOW DATA:
Cash paid during the period:
Interest, net of portion capitalized	$277	$465

Income taxes	$532	$7,487

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)
(unaudited)

1. Interim Financial Statements

     The accompanying unaudited interim financial statements should be read in conjunction with the Consolidated Financial Statements of Barr Pharmaceuticals, Inc. and Subsidiaries (“the Company”) and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The unaudited interim financial statements include all adjustments (consisting of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements.

2. Stock-Based Compensation

     The Company has three stock-based employee compensation plans, two stock-based non-employee director compensation plans and an employee stock purchase plan. The Company accounts for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company, applying the intrinsic value method, has not recorded stock-based employee compensation cost in net earnings. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation.

	Three Months Ended
	September 30,
	2004	2003
Net earnings, as reported	$52,135	$38,535
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,625	2,802

Pro forma net earnings	$47,510	$35,733

Earnings per share:
Basic — as reported	$0.50	$0.39

Basic — pro forma	$0.46	$0.36

Diluted — as reported	$0.49	$0.37

Diluted — pro forma	$0.44	$0.34

3. Other Receivables

     Included in other receivables at June 30, 2004 was a $47,517 receivable from Bayer Corporation that was collected during the quarter ended September 30, 2004. The amount represented a price adjustment on the cost of certain Ciprofloxacin inventory purchased from Bayer in the second half of fiscal 2004.

4. Inventories, net

     Inventories consist of the following:

	September 30,	June 30,
	2004	2004
Raw materials and supplies	$85,865	$86,238
Work-in-process	23,323	17,449
Finished goods	44,692	46,565

Total	$153,880	$150,252

Inventories are presented net of reserves of $23,830 and $23,910 at September 30, 2004 and June 30, 2004, respectively.

5. Related Parties

     Dr. Bernard C. Sherman

     During the three months ended September 30, 2004 and 2003, the Company purchased $0 and $1,426, respectively, of bulk pharmaceutical material from companies affiliated with Dr. Bernard C. Sherman, a director until October 24, 2002. In addition, during the three months ended September 30, 2004 and 2003, the Company sold $3,277 and $2,102, respectively, of its pharmaceutical products and bulk pharmaceutical materials to companies owned by Dr. Sherman. As of September 30, 2004 and June 30, 2004, the Company’s accounts receivable included $1,425 and $1,203, respectively, due from such companies.

During fiscal 1996, the Company also entered into an agreement with a company owned by Dr. Sherman to share litigation and related costs in connection with its Fluoxetine patent challenge. For the three months ended September 30, 2004 and 2003, the Company recorded $10 and $273, respectively, in connection with such agreement as a reduction to operating expenses. For the three months ended September 30, 2004 and 2003, the Company recorded $1,419 and $185, respectively, as cost of sales related to this agreement. In addition, the Company receives a royalty on a product marketed and sold by a company owned by Dr. Sherman. Royalty revenues amounted to $75 for the quarter ended September 30, 2004. There was no royalty revenue in the comparable quarter last year.

As of September 30, 2004 and June 30, 2004, the Company’s accrued liabilities included $1,394 and $2,028, respectively, related to transactions with these entities.

6. Other Intangible Assets

     Intangible assets, excluding goodwill, which are comprised primarily of product licenses and product rights and related intangibles, consist of the following:

	September 30,	June 30,
	2004	2004
Product licenses	$45,350	$45,350
Product rights and related intangibles	43,795	24,246

	89,145	69,596
Less: accumulated amortization	(7,143)	(4,699)

Other intangible assets, net	$82,002	$64,897

In September 2004, the Company exercised its option and paid $19,250 to buy out the future royalty obligations on certain extended cycle oral contraception products, including SEASONALE, from the patent holder for SEASONALE. This payment is included in product rights and related intangibles.

Estimated amortization expense on product licenses and product rights and related intangibles for the years ending June 30, is as follows:

2005	$9,920
2006	$8,450
2007	$8,450
2008	$8,450
2009	$8,450

The Company’s product licenses and product rights and related intangibles have weighted-average useful lives of approximately 10 and 11 years, respectively.

7. Debt

     In August 2004, the Company entered into a new $175.0 million revolving credit agreement that replaced its prior $40.0 million facility. This new facility has a five-year term that expires on August 30, 2009. The Company intends to use the proceeds of the new credit facility for working capital, capital expenditures, acquisitions and other general corporate purposes.

8. Segment Reporting

     The Company operates in two reportable business segments: Generic Pharmaceuticals and Proprietary Pharmaceuticals. Net revenues and gross profit information for the Company’s operating segments consist of the following:

	Three Months Ended September 30,
	2004		2003
		% of		% of
	$’s	sales	$’s	sales
Revenues:
Proprietary	$62,757	26%	$30,378	10%
Generic	180,242	74%	278,382	90%
Development and other	1,509	—	1,951	—

Total revenues	$244,508	100%	$310,711	100%

		Margin		Margin
	$’s	%	$’s	%
Gross profit:
Proprietary	$54,606	87%	$24,443	80%
Generic	118,755	66%	123,416	44%
Development and other	1,509	100%	1,951	100%

Total gross profit	$174,870	72%	$149,810	48%

9. Earnings Per Share

     The following is a reconciliation of the numerators and denominators used to calculate earnings per common share (“EPS”) in the consolidated statements of operations:

	Three Months Ended
	September 30,
(in thousands, except per share amounts)	2004	2003
Earnings per common share — basic:
Net earnings (numerator)	$52,135	$38,535

Weighted average shares (denominator)	104,172	100,046

Earnings per common share-basic	$0.50	$0.39

Earnings per common share — diluted:
Net earnings (numerator)	$52,135	$38,535

Weighted average shares	104,172	100,046
Effect of dilutive options and warrants	2,622	5,419

Weighted average shares — diluted (denominator)	106,794	105,465

Earnings per common share-diluted	$0.49	$0.37

	2004	2003
Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	1,765	—

10. Comprehensive Income

     Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on securities classified for SFAS No. 115 purposes as “available for sale.” Total comprehensive income for the three months ended September 30, 2004 and 2003 was $51,782 and $38,558, respectively.

11. Commitments and Contingencies

     Leases

     The Company is party to various leases that relate to the rental of office facilities and equipment. The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs under noncancellable long-term leases.

For fiscal years ending June 30,	2005	2006	2007	2008	2009	Thereafter
Operating leases	$3,725	$3,757	$3,683	$3,256	$3,237	$18,775
Capital leases	1,825	1,627	792	128	—	—

Minimum lease payments	$5,550	$5,384	$4,475	$3,384	$3,237	$18,775

     Product Liability Insurance

     The Company utilizes a combination of self-insurance and traditional third-party insurance policies to cover product liability claims. On September 30, 2004, the Company elected to terminate the “finite-risk” insurance arrangement that it had in place for two years, and in connection with such termination increased its traditional third-party product liability coverage, as discussed below.

     Self Insurance

     The Company is self insured for costs incurred relating to product liability claims arising during the current policy period up to an aggregate amount of $25,000. In addition, to the extent the third party liability insurance discussed below does not cover certain products, the Company would be responsible for all costs arising from claims relating to those excluded products.

     Third Party Insurance

     The Company maintains third-party insurance that provides coverage, subject to specified coinsurance requirements, for claims arising during the current policy period between an aggregate amount of $25,000 and $75,000. This coverage excludes certain products.

In September 2002, the Company exercised an option under a previous product liability policy to extend the reporting period coverage for that policy. By exercising that option, the Company extended the reporting period for $20,000 of coverage for product liability arising from products sold during the period from September 1987 through September 2002.

Similarly, in connection with the Company’s merger with Duramed Pharmaceuticals in October 2001, it purchased a supplemental extended reporting policy under Duramed’s prior insurance policy. By exercising this option, the Company extended the reporting period for $10,000 of coverage for product liability claims arising from products sold by Duramed between October 1, 1985 and October 24, 2001.

     Insurance Reserves

     The Company maintains a self-insurance reserve that provides for an estimate of potential product liability claims not covered by insurance and the future costs of incurred-but-not-reported “IBNR” claims. These estimates are developed in consultation with outside counsel, insurance consultants and independent actuaries. Administrative or defense costs related to these claims are expensed when incurred.

The Company is a defendant in many product liability actions. For product liability claims that are not fully or substantially covered by the insurance arrangements described above, the costs incurred to defend such claims or any adverse judgments or settlements in such matters could have a material adverse effect on the Company’s consolidated financial statements.

     Indemnity Provisions

     From time-to-time, in the normal course of business, the Company agrees to indemnify its employees, suppliers and customers concerning product liability and other matters. The Company does not believe that the likelihood of paying amounts related to these indemnity provisions is probable. While the maximum amount to which the Company may be exposed under such agreements cannot be reasonably estimated, the Company maintains a self insurance reserve and insurance coverage which management believes will effectively mitigate the Company’s obligations under these indemnification provisions. No amounts have been recorded in the financial statements with respect to the Company’s obligations under such agreements.

     Litigation Matters

          Ciprofloxacin (Cipro®) Antitrust Class Actions

     To date the Company has been named as a co-defendant with Bayer Corporation, The Rugby Group, Inc. and others in approximately 38 class action complaints filed in state and federal courts by direct and indirect purchasers of Ciprofloxacin (Cipro®) from 1997 to the present. The complaints allege that the 1997 Bayer-Barr patent litigation settlement agreement was anti-competitive and violated federal antitrust laws and/or state antitrust and consumer protection laws. A prior investigation of this agreement by the Texas Attorney General’s Office on behalf of a group of state Attorneys General was closed without further action in December 2001.

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

          Tamoxifen Antitrust Class Actions

To date, approximately 31 consumer or third-party payor class action complaints have been filed in state and federal courts against Zeneca, Inc., AstraZeneca Pharmaceuticals L.P. and the Company alleging, among other things, that the 1993 settlement of patent litigation between Zeneca and the Company violated the antitrust laws, insulated Zeneca and the Company from generic competition and enabled Zeneca and the Company to charge artificially inflated prices for Tamoxifen citrate. A prior investigation of this agreement by the U.S. Department of Justice was closed without further action. On May 19, 2003, the U.S. District Court dismissed the complaints for failure to state a viable antitrust claim. The cases are now on appeal.

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

In July 2003, BTG (now Savient) filed an amended complaint adding Organon (Ireland) Ltd. and Organon USA as plaintiffs. The amended complaint seeks damages and enhanced damages based upon willful infringement. The Company filed an answer to BTG’s amended complaint in July 2003. The Company believes that it has not infringed BTG’s patent and continues to manufacture and market Kariva. Nevertheless, the Company expects that Organon will seek to recover lost profits on sales of Mircette and to assert that these lost profits and enhanced damages significantly exceed the Company’s approximately $110,000 in sales of Kariva from its launch to June 30, 2004. If BTG and Organon are successful, the Company could be liable for damages for patent infringement and may be prohibited from continuing to sell its Kariva product. An unfavorable outcome could have a material adverse effect on the Company’s consolidated financial statements.

          HRT Litigation

     The Company and/or Duramed have been named as a defendant in as many as 2,000 personal injury product liability cases brought against the Company and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of Cenestin or the use of medroxyprogesterone acetate in conjunction with Premarin or other hormone therapy products. While Barr and/or Duramed have been named as defendants in these cases, a much smaller number of complaints actually allege the plaintiffs took a product manufactured by Barr and/or Duramed. The majority of these cases are either pending in the Philadelphia Court of Common Pleas or have been filed in other state courts, removed to federal court and transferred to the United States District Court for the Western District of Arkansas for consolidated pretrial proceedings.

The Company believes it has viable defenses to the allegations in the complaints and is defending the actions vigorously. At this juncture, it is not possible to accurately assess the exposure the litigation presents for the Company.

          Invamed, Inc./Apothecon, Inc.

     In February 1998, Invamed, Inc. and Apothecon, Inc., both of which have since been acquired by Sandoz, Inc., which is a subsidiary of Novartis AG, named the Company and several others as defendants in lawsuits filed in the United States District Court for the Southern District of New York, alleging violations of antitrust laws and also charging that the Company unlawfully blocked access to the raw material source for Warfarin Sodium. The two actions have been consolidated. On May 10, 2002, the District Court granted summary judgment in the Company’s favor on all antitrust claims in the case, but found that the plaintiffs could proceed to trial on their allegations that the Company interfered with an alleged raw material supply contract between Invamed and the Company’s raw material supplier. Invamed and Apothecon appealed the District Court’s decision to the United States Court of Appeals for the Second Circuit. Trial on the merits was stayed pending the outcome of the appeal.

On October 18, 2004, the Court of Appeals reversed the District Court’s grant of summary judgment and held that the plaintiffs have raised triable issues of material fact on their antitrust claims.

The Company believes that the suits filed by Invamed and Apothecon are without merit and is vigorously defending its position. The plaintiffs are seeking damages of approximately $120,000 as of December 31, 2000, and if successful on their underlying claims may seek to obtain treble damages. An adverse judgment in this matter could have a material adverse effect on the Company’s consolidated financial statements.

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

          Other Litigation

     As of September 30, 2004, the Company was involved with other lawsuits incidental to its business, including patent infringement actions and personal injury claims. Management of the Company, based on the advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have a material adverse effect on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis addresses material changes in the results of operations and financial condition of Barr Pharmaceuticals, Inc. and subsidiaries for the periods presented. This discussion and analysis should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, and the unaudited interim consolidated financial statements and related notes included in Item 1 of this report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2004 and September 30, 2003

Revenues

     The following table sets forth revenue data for the three months ended September 30, 2004 and 2003 (dollars in millions).

			Change
	2004	2003	$	%
Generic products:
Distributed alternative brands(1)	$—	$114.7	(114.7)	-100%
Oral contraceptives	100.0	88.2	11.8	13%
Other generic(2)	80.2	75.5	4.7	6%

Total generic products	180.2	278.4	(98.2)	-35%
Proprietary products	62.8	30.4	32.4	107%

Total product sales	243.0	308.8	(65.8)	-21%
Development and other revenue	1.5	2.0	(0.5)	-25%

Total revenues	$244.5	$310.8	$(66.3)	-21%

(1)	Reflects sales of Ciprofloxacin sold during exclusivity
(2)	Includes sales of Ciprofloxacin subsequent to exclusivity expiry

Revenues — Product Sales

     Product sales for the three months ended September 30, 2004 decreased as compared to the prior year primarily due to lower sales of our distributed version of Ciprofloxacin which were somewhat offset by increased sales of our generic products and our proprietary products.

Generic Products

Ciprofloxacin

     On June 9, 2003, we began distributing Ciprofloxacin hydrochloride tablets and oral suspension pursuant to a license from Bayer Corporation obtained under a 1997 settlement of a patent challenge we initiated against Bayer’s Cipro® antibiotic. In September 2003, we entered into an amended supply agreement with Bayer that enabled us to distribute Ciprofloxacin during and after Bayer’s period of pediatric exclusivity, which ended on June 9, 2004. As a result, Ciprofloxacin was our largest selling product in fiscal year 2004. We have shared and continue to share one-half of our profits, as defined, from the sale of Ciprofloxacin with Aventis, the contractual successor to our partner in the Cipro patent challenge case. Bayer’s period of pediatric exclusivity expired on June 9, 2004 and, as we expected, several other competing Ciprofloxacin products were launched. As a result of these additional competitors, our market share and product pricing declined dramatically thereby lowering our sales of Ciprofloxacin. Sales of Ciprofloxacin are now included in the “Other generic” line item in the table above, and were not significant for the three months ended September 30, 2004.

Oral Contraceptives

     The 13% revenue growth in sales of oral contraceptives was driven mainly by sales attributable to new products launched in the previous twelve months. The largest new product addition was Tri-Sprintec, our generic equivalent to Ortho’s Tri-Cyclen. We launched Tri-Sprintec in December 2003 in accordance with the terms of a patent challenge settlement we entered into with Ortho. Also included in new product additions was our April 2004 launch of Velivet, the generic equivalent to Organon’s Cyclessa.

Somewhat offsetting the contribution from Tri-Sprintec and Velivet sales were declines in revenues attributable to Apri, Aviane and Kariva. The Apri revenue decline was due to: (1) volume declines, both due to a reduction in overall prescriptions for Apri and a loss of market share to a generic competitor and (2) price declines resulting from the entry of a second generic product. The revenue declines in Aviane and Kariva were primarily driven by lower volume, as pricing remained relatively consistent. The volume declines appear to have been attributable to customer buying patterns, as our market share for Aviane and Kariva increased on a year-over-year basis.

Other Generic Products

     The 6% increase in sales of other generic products was primarily due to sales of our Mirtazapine Orally Disintegrating Tablet (the generic equivalent of Organon’s Remeron® SoltabTM), which we launched in December 2003, and higher sales of Warfarin Sodium (the generic equivalent to BMS’s Coumadin®) which benefited from increasing generic substitution rates, although somewhat offset by price declines. Partially offsetting these increases was a significant decline in sales of our Dextro salt combo product (a generic equivalent of Shire Richwood, Inc.’s Adderall®) due to lower pricing and lower volumes resulting from the entry of additional generic competitors in fiscal 2004.

Proprietary Products

     Sales of our proprietary products more than doubled to $62.8 million for the quarter as compared to the prior-year period. This significant increase was primarily driven by the launch of SEASONALE, our extended-cycle oral contraceptive, in November 2003; sales of Loestrin and Loestrin Fe, which we purchased in March 2004; and sales of Plan B emergency contraceptive product, which we acquired in February 2004. Partially offsetting these significant increases was a decline in sales of Cenestin.

We began promoting SEASONALE directly to physicians and other health care providers in November 2003 and initiated a direct-to-consumer television advertising campaign during the fourth quarter of fiscal 2004, which continued into August 2004. Due to the success of this campaign, we expect to continue with direct-to-consumer advertising and expect prescription demand for SEASONALE to grow significantly over the balance of the fiscal year.

Sales of Cenestin declined as unit declines more than offset price increases taken during fiscal 2004. The year-over-year decline in units primarily reflects unusually high sales in the prior year period.

Cost of Sales

     Our cost of sales includes our acquisition cost for those products we purchase from third parties and distributed as proprietary or generic products, our manufacturing and packaging costs for products we manufacture, profit sharing payments made to third parties, including raw material suppliers, and any changes to our inventory reserves. Product mix plays a significant role in our quarterly and annual overall gross margin percentage. Though this is true for many companies, our overall margins have been substantially impacted by our sales of distributed versions of products such as Ciprofloxacin, which was manufactured for us by the innovator and distributed by us under the terms of the patent challenge settlement agreement.

The following table sets forth cost of sales data, in dollars, as well as the resulting gross margins expressed as a percentage of product sales, for the three months ended September 30, 2004 and 2003 (dollars in millions):

			Change
	2004	2003	$	%
Generic products(1)	$61.4	$155.0	$(93.6)	-60.4%

Gross margin	65.9%	44.3%
Proprietary products	$8.2	$5.9	$2.3	39.0%

Gross margin	87.0%	80.5%
Total cost of sales	$69.6	$160.9	$(91.3)	-56.7%

Gross margin	71.3%	47.9%

(1) Results for the first quarter of fiscal 2004 included cost of sales and resultant gross profits earned on the sales of Ciprofloxacin that we distributed as an alternative brand through June 9, 2004.

The decrease in total cost of sales, on a dollar basis, for the three months ended September 30, 2004, as compared to the prior year period was primarily due to the year-over-year decrease in product sales of Ciprofloxacin.

Margins on our generic products increased significantly due mainly to the decrease in year-over-year distributed Ciprofloxacin sales. As a distributed product that had a profit split paid to our partner, Ciprofloxacin had a higher cost of sales and a lower margin than our other generic products.

Margins on our proprietary products increased due to an improved mix among our proprietary products including increased sales of SEASONALE as well as higher year-over-year margins on certain of our other proprietary products.

Selling, General and Administrative Expense

     The following table sets forth selling, general and administrative expense data for the three months ended September 30, 2004 and 2003 (dollars in millions):

			Change
	2004	2003	$	%
Selling, general and administrative	$64.3	$65.5	$(1.2)	-1.8%

Charges included in selling, general and administrative	$—	$15.7	$(15.7)	-100.0%

Selling, general and administrative expenses decreased slightly year-over-year. The total for the prior year period included a $15.7 million valuation allowance we established in September 2003 for loans to Natural Biologics, LLC, as a result of an unfavorable court decision rendered against Natural Biologics in September 2003. Natural Biologics is the raw material supplier for our generic equine-based conjugated estrogens product. Excluding this $15.7 million charge, selling, general and administrative expenses increased on a year-over-year basis primarily due to (1) higher marketing costs related to

SEASONALE, including significantly higher costs to support our direct-to-consumer advertising campaign in both television and print media and significant sampling costs; (2) promotional costs for Plan B; and (3) higher sales force costs including costs associated with preparing to integrate into Barr our previously contracted women’s healthcare sales force, which occurred on October 1, 2004, and higher costs related to our specialty sales force.

Research and Development

     The following table sets forth research and development expenses for the three months ended September 30, 2004 and 2003 (dollars in millions):

			Change
	2004	2003	$	%
Research and development	$28.5	$23.5	$5.0	21.3%

The increase in research and development expense is attributable to (1) higher third party development costs, primarily associated with new delivery system development programs including patches, sterile ophthalmics and nasal sprays; (2) higher production and quality related costs related to the increased number of bioequivalence studies, FDA submissions and validation batches produced; and (3) higher headcount in our clinical study and ring development programs. Offsetting these increases were lower costs associated with our bioequivalence and clinical study programs mainly due to the timing of studies undertaken and the lower cost of certain studies as compared to the cost of studies in the prior pear period.

Income Taxes

     The following table sets forth income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the three months ended September 30, 2004 and 2003 (dollars in millions):

			Change
	2004	2003	$	%
Income tax expense	$31.1	$22.6	$8.5	37.6%

Effective tax rate	37.3%	37.0%

The slight increase in the effective tax rate is the result of the negative impact from the temporary expiration of a federal research tax credit on June 30, 2004. The credit was reinstated on October 4, 2004, retroactive to June 30, 2004. Accordingly, we expect the rate in the second fiscal quarter of this year to decline, reflecting the cumulative benefit from the first quarter. For the full year, we expect the rate to be 36.5%.

Liquidity and Capital Resources

     Our primary source of cash from operations is the collection of accounts and other receivables primarily related to product sales. Our primary uses of cash include funding of research and development programs, marketing costs, financing the production of inventories, funding capital projects, funding the stock repurchase program and investing in business development activities.

Within the past year cash flows from operations have been more than sufficient to fund our cash needs. As a result, cash and cash equivalents at September 30, 2004 were $448.1 million, an increase of $28.2 million from June 30, 2004.

Operating Activities

     Our operating cash flows increased from $65.0 million in the quarter ended September 30,2003 to $120.7 million in this year’s first fiscal quarter. Components of the $120.7 million of operating cash flows in the first quarter of this fiscal year include net earnings of $52.1 million; a $19.7 million tax benefit related to our stock incentive plans; and a decrease of $44.7 million in other receivables primarily due to a $47.5 million payment from Bayer related to a price adjustment for inventory we purchased during the second half of fiscal 2004.

Investing Activities

     Net cash used in investing activities totaled $33.8 million during the current quarter compared with $23.5 million in the prior year period. The overall increase was due to a $19.3 million payment for the buy-out of future royalty obligations from the patent holder for SEASONALE. Capital expenditures for plant upgrades and expansions were $11.3 million in the current quarter, down from $13.4 million in the prior year period. We expect capital expenditures to be approximately $50-60 million for the fiscal year ending June 30, 2005.

Financing Activities

     Net cash used in financing activities during the current quarter was $58.7 million compared with net cash provided of $9.3 million last year. The significant increase was due to the repurchase of shares of our common stock in the amount of $63.1 million under a program we announced and initiated in August 2004. Under this program, we authorized the repurchase up to $300 million of common stock in the open market or in privately negotiated transactions through December 31, 2005. Proceeds from the exercise of stock options and employee stock purchase plans totaled $5.2 million in the current quarter of fiscal 2005, down from $10.1 million in the comparable quarter last year.

Debt Repayments and Credit Availability

     On August 30, 2004, the Company entered into a new Credit Agreement with a bank group. The credit agreement provides for a $175.0 million, five-year, senior unsecured revolving credit facility. No draws have yet been made on the credit facility, although a letter of credit in the amount of $7.1 million has been issued under the facility, thereby reducing the amount of funds available to us to $167.9 million. If and when drawn, borrowings will bear interest at a floating rate based on a base rate or a eurodollar rate. We may use the proceeds of the credit facility for working capital, capital expenditures, and general corporate purposes (including share repurchases and permitted acquisitions). Upon entering into the new credit facility, the Company terminated its prior $40.0 million credit facility.

Sufficiency of Cash Resources

     We believe that our current cash and investment balances, cash flows from operations and un-drawn amounts under our revolving credit facility are adequate to fund our operations and planned capital expenditures and to capitalize on certain strategic opportunities as they arise. However, we have and will continue to evaluate our capital structure as part of our goal to promote long-term shareholder value. To the extent that additional capital resources are required, we believe that such capital may be raised by additional bank borrowings, bond offerings or other means.

Forward-Looking Statements

     The preceding sections contain a number of forward-looking statements. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by their use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include:

•	the difficulty in predicting the timing and outcome of legal proceedings, including patent-related matters such as patent challenge settlements and patent infringement cases;

•	the outcome of litigation arising from challenging the validity or non-infringement of patents covering our products;

•	the difficulty of predicting the timing of U.S. Food and Drug Administration, or FDA, approvals;

•	court and FDA decisions on exclusivity periods;

•	the ability of competitors to extend exclusivity periods for their products;

•	our ability to complete product development activities in the timeframes and costs we expect;

•	market and customer acceptance and demand for our pharmaceutical products;

•	our dependence on revenues from significant customers;

•	reimbursement policies of third party payors;

•	our dependence on revenues from significant products;

•	the use of estimates in the preparation of our financial statements;

•	the impact of competitive products and pricing on products, including the launch of authorized generics;

•	the ability to develop and launch new products on a timely basis;

•	the availability of raw materials;

•	the availability of any product we purchase and sell as a distributor;

•	our mix of product sales between manufactured products, which typically have higher margins, and distributed products, which typically have lower margins, during any given period;

•	the regulatory environment;

•	our exposure to product liability and other lawsuits and contingencies;

•	the increasing cost of insurance and the availability of product liability insurance coverage;

•	our timely and successful completion of strategic initiatives, including integrating companies and products we acquire and implementing new enterprise resource planning systems;

•	fluctuations in operating results, including the effects on such results from spending for research and development, sales and marketing activities and patent challenge activities; and

•	other risks detailed from time to time in our filings with the Securities and Exchange Commission.

We wish to caution each reader of this report to consider carefully these factors as well as special factors that may be discussed with each forward-looking statement in this report or in our filings with the SEC, as such factors, in some cases, could affect the Company’s ability to implement our business strategies and may cause actual results to differ materially from those contemplated by the statements expressed herein. Readers are urged to carefully review and consider these factors. We undertake no duty to update the forward-looking statements even though our situation may change in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s exposure to market risk for a change in interest rates relates primarily to our investment portfolio of $564.3 million and variable rate debt instruments of $12.8 million. The Company does not use derivative financial instruments.

The Company’s investment portfolio consists of cash and cash equivalents and market auction debt securities classified as “available for sale.” The primary objective of the investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio in a variety of high credit quality debt securities, including U.S. government, state and local government and corporate obligations, certificates of deposit and money market funds. Approximately 80% of the portfolio matures in less than three months. The carrying value of the investment portfolio approximates the market value at September 30, 2004 and the value at maturity. Because its investments consist mainly of cash equivalents and market auction debt securities, a hypothetical 100 basis point change in interest rates is not likely to have a material effect on the Company’s consolidated financial statements.

Approximately 68% of the Company’s debt instruments at September 30, 2004 are subject to fixed interest rates and principal payments. The related note purchase agreements permit the Company to prepay these notes prior to their scheduled maturity, but may require a prepayment fee based on market rates at the time of prepayment and the note rates. The remaining 32% of debt instruments are primarily subject to variable interest rates based on the prime rate or LIBOR and have fixed principal payments. The fair value of all debt instruments was approximately $37.0 million at September 30, 2004. In addition, borrowings under our $175.0 million unsecured revolving credit facility bear interest at a variable rate based on the prime rate, the Federal Funds rate or LIBOR. At September 30, 2004, there was approximately $167.9 million available under this facility due to the issuance of a $7.1 letter of credit. The Company does not believe that any market risk inherent in its debt instruments is likely to have a material effect on its consolidated financial statements.

At September 30, 2004, the Company had approximately $12.8 million of variable rate debt outstanding. A hypothetical 100 basis point increase in interest rates, based on the September 30, 2004 balance, would reduce the Company’s annual net income by less than $0.1 million. Any future gains or losses may differ materially from this hypothetical amount based on the timing and amount of actual interest rate changes and the actual term loan balance.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

At the conclusion of the period ended September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

Changes in internal controls

During the quarter ended September 30, 2004, there have been no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation Matters

The disclosure under Note 11-Commitments and Contingencies-Litigation Matters included in Part 1 of this report is incorporated in this Part II, Item 1 by reference.

As of September 30, 2004, the Company was involved with other lawsuits incidental to its business, including patent infringement actions and personal injury claims. Based on the advice of legal counsel, the Company believes that the ultimate disposition of such lawsuits will not have a material adverse effect on its consolidated financial statements, although a resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about purchases the Company made of its common stock during the quarter ended September 30, 2004:

( in thousands, except per share)

			Total number of
			shares purchased	Approx. $ value of
			as part of publicly	shares that may yet
	Total number of	Average price paid	announced	be purchased under
Period	shares purchased	per share	program	the program
July 1-31, 2004	—	$—	—	$300,000
August 1-31, 2004	766.4	38.76	766.4	270,292
September 1-30, 2004	816.4	40.90	816.4	236,902

Total	1,582.8	$39.87	1,582.8	$236,902

Item 5. Other Information

     None

Item 6. Exhibits

(a)	Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 31, 2003, between Barr Pharmaceuticals, Inc., a Delaware corporation and Barr Laboratories, Inc., a New York corporation (1)

3.1	Amended and Restated Certificate of incorporation of the Registrant (1)

3.2	Restated By-Laws of the Registrant (1)

10.1	Credit Agreement, dated as of August 30, 2004, among Barr the registrant, certain of its subsidiaries, JPMorgan Chase Bank, Bank of America, N.A., and the other lenders party thereto.

31.1	Certification of Bruce L. Downey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William T. McKee pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (1) Previously filed with the Securities and Exchange Commission on January 6, 2004 as an Exhibit to the Registrant’s Current Report on Form 8-K and incorporated by herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARR PHARMACEUTICALS, INC.

Dated: November 5, 2004	/s/ William T. McKee

William T. McKee
Vice President, Chief Financial
Officer, and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)