Form 10-Q
period 2004-12-31
BARR PHARMACEUTICALS INC
filed 2005-02-09
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2004 or

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

                                  201-930-3300
                         (Registrant's telephone number)

         --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----
Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes  X   No
                                        -----   -----

Number of shares of common stock outstanding as of January 31, 2005: 102,627,448

                           BARR PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements............................

          Consolidated Balance Sheets as of December 31, 2004
             (unaudited) and June 30, 2004.............................      3

          Consolidated Statements of Operations (unaudited) for the
             three months and six months ended December 31, 2004
             and 2003..................................................      4

          Consolidated Statements of Cash Flows (unaudited) for the
             six months ended December 31, 2004 and 2003...............      5

          Notes to Consolidated Financial Statements (unaudited).......      6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................     17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...     27

Item 4.   Controls and Procedures......................................     28

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings............................................     29

Item 2.   Unregistered Sales of Equity Securities and
             Use of Proceeds...........................................     29

Item 4.   Submission of Matters to a Vote of Security Holders..........     29

Item 6.   Exhibits.....................................................     30

          Signatures...................................................     31

                           BARR PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                DECEMBER 31,
                                                                                    2004        JUNE 30,
                                                                                (UNAUDITED)       2004
                                                                                ------------   ----------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                     $  456,035    $  419,878
   Marketable securities                                                             21,455        32,376
   Accounts receivable, net of reserves of $152,693 and $141,873, at
      December 31, 2004 and June 30, 2004, respectively                             127,623       153,890
   Other receivables                                                                 11,955        60,848
   Inventories, net                                                                 151,136       150,252
   Deferred income taxes                                                             46,031        46,077
   Prepaid expenses and other current assets                                         21,671        14,925
                                                                                 ----------    ----------
      Total current assets                                                          835,906       878,246

Property, plant and equipment, net of accumulated depreciation of $119,526
   and $106,647, at December 31, 2004 and June 30, 2004, respectively               246,182       236,831
Deferred income taxes                                                                34,952        35,016
Marketable securities                                                               103,186        89,143
Other intangible assets                                                             105,507        64,897
Goodwill                                                                             18,096        18,211
Other assets                                                                          8,549        10,925
                                                                                 ----------    ----------
      Total assets                                                               $1,352,378    $1,333,269
                                                                                 ==========    ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                              $   40,129    $   61,089
   Accrued liabilities                                                              109,743       117,970
   Current portion of long-term debt and capital lease obligations                    7,029         8,447
   Income taxes payable                                                              56,935        20,139
                                                                                 ----------    ----------
      Total current liabilities                                                     213,836       207,645

Long-term debt and captial lease obligations                                         27,016        32,355
Other liabilities                                                                    31,161        51,223

Commitments & Contingencies

Shareholders' equity:
   Preferred stock, $1 par value per share; authorized 2,000,000; none issued            --            --
   Common stock, $.01 par value per share; authorized 200,000,000;
      issued 105,534,037 and 104,916,103, at December 31, 2004
      and June 30, 2004, respectively                                                 1,055         1,049
   Additional paid-in capital                                                       404,602       377,024
   Retained earnings                                                                776,203       664,681
   Accumulated other comprehensive loss                                                (805)           --
                                                                                 ----------    ----------
                                                                                  1,181,055     1,042,754
                                                                                 ----------    ----------
   Treasury stock at cost: 2,972,997 and 420,597 shares, at
      December 31, 2004 and June 30, 2004, respectively                            (100,690)         (708)
                                                                                 ----------    ----------
      Total shareholders' equity                                                  1,080,365     1,042,046
                                                                                 ----------    ----------
      Total liabilities and shareholders' equity                                 $1,352,378    $1,333,269
                                                                                 ==========    ==========

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           BARR PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                             DECEMBER 31,          DECEMBER 31,
                                         -------------------   -------------------
                                           2004       2003       2004       2003
                                         --------   --------   --------   --------
Revenues:
   Product sales                         $255,793   $369,862   $498,792   $678,622
   Development and other revenue            1,576      4,262      3,085      6,213
                                         --------   --------   --------   --------
Total revenues                            257,369    374,124    501,877    684,835

Costs and expenses:
   Cost of sales                           78,059    207,722    147,697    368,623
   Selling, general and administrative     58,385     53,961    122,715    119,502
   Research and development                31,137     63,093     59,651     86,559
                                         --------   --------   --------   --------

Earnings from operations                   89,788     49,348    171,814    110,151

Interest income                             2,197      1,381      3,977      2,641
Interest expense                              484        661      1,064      1,500
Other income (expense)                        278       (889)       268       (947)
                                         --------   --------   --------   --------

Earnings before income taxes               91,779     49,179    174,995    110,345

Income tax expense                         32,392     14,110     63,473     36,741
                                         --------   --------   --------   --------

Net earnings                             $ 59,387   $ 35,069   $111,522   $ 73,604
                                         ========   ========   ========   ========

Earnings per common share - basic        $   0.58   $   0.35   $   1.08   $   0.73
                                         ========   ========   ========   ========

Earnings per common share - diluted      $   0.56   $   0.33   $   1.05   $   0.69
                                         ========   ========   ========   ========

Weighted average shares                   102,526    100,806    103,409    100,596
                                         ========   ========   ========   ========

Weighted average shares - diluted         105,144    106,560    106,028    106,193
                                         ========   ========   ========   ========

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           BARR PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                            2004       2003
                                                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                           $111,522   $ 73,604
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                         21,210     15,143
      Provision for losses on loans to Natural Biologics                       700     15,729
      Loss on disposal of property, plant & equipment                          197      7,126
      Other                                                                 (1,227)       833
   Tax benefit of stock incentive plans                                     20,195     14,491
   Write-off of acquired in-process research and development                    --     35,600

   Changes in assets and liabilities:
      (Increase) decrease in:
         Accounts receivable and other receivables, net                     75,160     44,630
         Inventories                                                          (884)    11,791
         Prepaid expenses                                                     (738)    (4,269)
         Other assets                                                        6,523     (1,710)
      Increase (decrease) in:
         Accounts payable, accrued liabilities and other liabilities       (54,753)   (61,255)
         Income taxes payable                                               36,796     (8,195)
                                                                          --------   --------
      Net cash provided by operating activities                            214,701    143,518
                                                                          --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                              (24,875)   (20,844)
   Buy-out of product royalty                                              (19,250)        --
   Acquisitions                                                            (27,000)   (35,600)
   Investment in venture funds                                              (4,470)    (3,480)
   Other                                                                    (3,395)    (5,553)
                                                                          --------   --------
      Net cash used in investing activities                                (78,990)   (65,477)
                                                                          --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt and capital leases                  (6,961)    (6,964)
   Purchase of treasury stock                                              (99,982)        --
   Proceeds from exercise of stock options and employee stock purchases      7,389     14,619
                                                                          --------   --------
      Net cash (used in) provided by financing activities                  (99,554)     7,655
                                                                          --------   --------
      Increase in cash and cash equivalents                                 36,157     85,696
Cash and cash equivalents at beginning of period                           419,878    367,142
                                                                          --------   --------
Cash and cash equivalents at end of period                                $456,035   $452,838
                                                                          ========   ========

SUPPLEMENTAL CASH FLOW DATA:
   Cash paid during the period:
      Interest, net of portion capitalized                                $    991   $  1,556
                                                                          ========   ========
      Income taxes                                                        $  6,482   $ 27,731
                                                                          ========   ========

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           BARR PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.   INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements should be read in conjunction with the Consolidated Financial Statements of Barr Pharmaceuticals, Inc. and Subsidiaries ("the Company") and related notes that are contained in the Company's Annual Report on Form 10-K for its fiscal year ended June 30, 2004. The unaudited interim financial statements contained in this report include all adjustments (consisting of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment," which replaces SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." ("APB No. 25"). SFAS 123(R) requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. This SFAS is effective for most public companies for interim and annual reporting periods beginning after June 15, 2005. Grant-date fair value will be determined using one of two acceptable valuation models. This Standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period; while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled. The Standard also provides guidance as to the accounting treatment for income taxes related to such compensation costs as well as transition issues related to adopting the new Standard. The Company has been using the intrinsic value method as set forth under APB No. 25 with no stock-based compensation cost reflected in net earnings while complying with footnote disclosure requirements of SFAS No. 123 setting forth the pro forma effect on net earnings of applying fair value recognition to stock based awards. The Company is currently evaluating the requirements of SFAS 123(R).

In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets an amendment of APB Opinion No. 29". This Statement precludes companies from using the "similar productive assets" criteria to account for nonmonetary exchanges at book value with no gain or loss being recognized. Effective for fiscal periods beginning after June 15, 2005, all companies will be required to use fair value for most nonmonetary exchanges, recognizing gain or loss, if the transaction meets a commercial-substance criteria. The Company does not expect this Standard to have a significant impact on its current consolidated financial statements.

In November 2004, the FASB issued Statement No. 151, "Inventory Costs, an amendment of ARB 43, Chapter 4" ("SFAS 151"), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). ARB 43 allowed some of these "abnormal costs" to be carried as inventory whereas the new Standard requires that these costs be recognized in income as incurred. This Statement is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating what effect, if any, this standard will have on its current consolidated financial statements.

In December 2004, the FASB issued FSP FAS 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide accounting guidance on the appropriate treatment of tax benefits generated by the enactment of the Act. The FSP requires that the manufacturer's deduction be treated as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The Company is awaiting final tax regulations from the IRS before completing its assessment of the impact of adopting FSP FAS 109-1 on its current consolidated financial statements.

3.   STOCK-BASED COMPENSATION

The Company has three stock-based employee compensation plans, two stock-based non-employee director compensation plans and an employee stock purchase plan. The Company presently accounts for these plans under the intrinsic value method as described in APB No. 25. The Company, applying the intrinsic value method, has not recorded stock-based employee compensation cost in net earnings. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123.

                                             THREE MONTHS ENDED    SIX MONTHS ENDED
                                                DECEMBER 31,         DECEMBER 31,
                                             ------------------   ------------------
                                                2004      2003      2004       2003
                                              -------   -------   --------   -------
Net earnings, as reported                     $59,387   $35,069   $111,522   $73,604
Deduct:
   Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                   4,085     3,606      8,724     6,339
                                              -------   -------   --------   -------
Pro forma net earnings                        $55,302   $31,463   $102,798   $67,265
                                              =======   =======   ========   =======

Earnings per share:

      Basic - as reported                     $  0.58   $  0.35   $   1.08   $  0.73
                                              =======   =======   ========   =======
      Basic - pro forma                       $  0.54   $  0.31   $   0.99   $  0.67
                                              =======   =======   ========   =======
      Diluted - as reported                   $  0.56   $  0.33   $   1.05   $  0.69
                                              =======   =======   ========   =======
      Diluted - pro forma                     $  0.53   $  0.29   $   0.97   $  0.63
                                              =======   =======   ========   =======

4.   OTHER RECEIVABLES

Included in other receivables at June 30, 2004 was a $47,517 receivable from Bayer Corporation that was collected during the quarter ended September 30, 2004. The amount represented a price adjustment on the cost of certain Ciprofloxacin inventory purchased from Bayer in the second half of fiscal 2004.

5.   INVENTORIES, NET

Inventories consist of the following:

                             DECEMBER 31,   JUNE 30,
                                 2004         2004
                             ------------   --------
Raw materials and supplies     $ 88,649     $ 86,238
Work-in-process                  15,035       17,449
Finished goods                   47,452       46,565
                               --------     --------
   Total                       $151,136     $150,252
                               ========     ========

     Inventories are presented net of reserves of $21,287 and $23,910 at December 31, 2004 and June 30, 2004, respectively.

6.   RELATED PARTIES

Dr. Bernard C. Sherman and Jacob M. Kay

During the three months ended December 31, 2004 and 2003, the Company purchased $1,902 and $1,379, respectively, of bulk pharmaceutical material from companies owned or controlled by Dr. Bernard C. Sherman, a member of the Company's Board of Directors until October 24, 2002 and a significant shareholder. Jacob M. Kay, a member of the Board of Directors, is president of Apotex, Inc., one of the companies owned or controlled by Dr. Sherman. For the six months ended December 31, 2004 and 2003 such purchases were $5,575 and $2,805, respectively. In addition, during the three months ended December 31, 2004 and 2003, the Company sold $1,690 and $2,759, respectively, of its pharmaceutical products and bulk pharmaceutical materials to companies owned or controlled by Dr. Sherman. For the six months ended December 31, 2004 and 2003, such sales were $4,967 and $4,862, respectively. As of December 31, 2004 and June 30, 2004, the Company's accounts receivable included $902 and $1,203, respectively, due from such companies.

During fiscal 1996, the Company entered into an agreement with a company controlled by Dr. Sherman to share litigation and related costs in connection with the Company's Fluoxetine patent challenge. For the three months ended December 31, 2004 and 2003, the Company recorded $59 and $344, respectively, under this agreement as a reduction to operating expenses. For the six months ended December 31, 2004, the Company recorded $69 and $617, respectively, under this agreement as a reduction of operating expenses. For the three months ended December 31, 2004 and 2003, the Company recorded $0 and $144, respectively, as cost of sales under this agreement. For the six months ended December 31, 2004 and 2003, the Company recorded $1,438 and $336, respectively, as cost of sales related to this agreement.

In addition, the Company receives a royalty on a product marketed and sold by a company controlled by Dr. Sherman. Royalty revenues amounted to $75 and $69 for the quarter ended December 31, 2004 and December 31, 2003, respectively, and $150 and $156 for the six months ended December 31, 2004 and December 31, 2003, respectively.

As of December 31, 2004 and June 30, 2004, the Company's accrued liabilities included $0 and $2,028, respectively, related to transactions with entities owned or controlled by Dr. Sherman.

7.   OTHER INTANGIBLE ASSETS

Intangible assets, excluding goodwill, which are comprised primarily of product licenses and product rights and related intangibles, consist of the following:

                                         DECEMBER 31,   JUNE 30,
                                             2004         2004
                                         ------------   --------
Product licenses                           $ 45,350      $45,350
Product rights and related intangibles       70,796       24,246
                                           --------      -------
                                            116,146       69,596
Less: accumulated amortization              (10,639)      (4,699)
                                           --------      -------
   Other intangible assets, net            $105,507      $64,897
                                           ========      =======

In September 2004, the Company exercised its option and paid $19,250 to buy-out the future royalty interests on certain extended cycle oral contraception products, including SEASONALE, from the patent holder for SEASONALE. This payment is included in product rights and related intangibles at December 31, 2004.

In November 2004, the Company acquired the exclusive rights in the United States for Prefest(R) Tablets from King Pharmaceuticals, Inc. for $15,000, and in December 2004, it acquired the exclusive rights in the United States for Nordette(R) Tablets from King for $12,000. These acquisition costs are included in product rights and intangibles at December 31, 2004.

Estimated amortization expense on product licenses and product rights and related intangibles for the years ending June 30, 2005 through 2009 is as follows:

2005   $12,814
2006   $12,630
2007   $12,134
2008   $11,685
2009   $11,270

The Company's product licenses, and product rights and related intangibles, have weighted-average useful lives of approximately 10 and 11 years, respectively.

8.   DEBT

In August 2004, the Company entered into a new $175,000 revolving credit facility that replaced its prior $40,000 facility. This new facility has a five-year term that expires on August 30, 2009. The Company may use the funds available under the new credit facility for working capital, capital expenditures, acquisitions and other general corporate purposes. As of December 31, 2004, there were no borrowings outstanding under this facility.

9.   SEGMENT REPORTING

The Company operates in two reportable business segments: Generic
Pharmaceuticals and Proprietary Pharmaceuticals. Product sales and gross profit information for the Company's operating segments consist of the following:

                        THREE MONTHS ENDED DECEMBER 31,        SIX MONTHS ENDED DECEMBER 31,
                      -----------------------------------   -----------------------------------
                            2004               2003               2004               2003
                      ----------------   ----------------   ----------------   ----------------
                                  % of              % of                % of               % of
                         $'s     sales      $'s     sales      $'s     sales      $'s     sales
                      --------   -----   --------   -----   --------   -----   --------   -----
Product sales:
   Generic            $191,616     75%   $337,497     91%   $371,858     75%   $615,879     91%
   Proprietary          64,177     25%     32,365      9%    126,934     25%     62,743      9%
                      --------    ---    --------    ---    --------    ---    --------    ---
Total product sales   $255,793    100%   $369,862    100%   $498,792    100%   $678,622    100%
                      ========    ===    ========    ===    ========    ===    ========    ===

                                 Margin              Margin              Margin              Margin
                         $'s        %        $'s        %        $'s        %        $'s        %
                      --------   ------   --------   ------   --------   ------   --------   ------
Gross profit:
   Generic            $123,452     64%    $137,120     41%    $242,207     65%    $260,536     42%
   Proprietary          54,282     85%      25,020     77%     108,888     86%      49,463     79%
                      --------     --     --------     --     --------     --     --------     --
Total gross profit    $177,734     69%    $162,140     44%    $351,095     70%    $309,999     46%
                      ========     ==     ========     ==     ========     ==     ========     ==

10.  EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used to calculate earnings per share ("EPS") in the consolidated statements of operations:

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         DECEMBER 31,          DECEMBER 31,
                                                     -------------------   -------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               2004       2003       2004       2003
                                                     --------   --------   --------   --------
Earnings per common share - basic:
Net earnings (numerator)                             $ 59,387   $ 35,069   $111,522   $ 73,604
                                                     --------   --------   --------   --------
Weighted average shares (denominator)                 102,526    100,806    103,409    100,596
                                                     --------   --------   --------   --------

   Earnings per common share-basic                   $   0.58   $   0.35   $   1.08   $   0.73
                                                     ========   ========   ========   ========

Earnings per common share - diluted:
Net earnings (numerator)                             $ 59,387   $ 35,069   $111,522   $ 73,604
                                                     --------   --------   --------   --------
Weighted average shares                               102,526    100,806    103,409    100,596
Effect of dilutive options and warrants                 2,618      5,754      2,619      5,597
                                                     --------   --------   --------   --------
   Weighted average shares - diluted (denominator)    105,144    106,560    106,028    106,193
                                                     --------   --------   --------   --------

   Earnings per common share-diluted                 $   0.56   $   0.33   $   1.05   $   0.69
                                                     ========   ========   ========   ========

                                                       2004       2003       2004       2003
                                                     --------   --------   --------   --------
Not included in the calculation of diluted earnings
   per share because their impact is antidilutive:
      Stock options outstanding                        1,830        3        1,795       31

11.  COMPREHENSIVE INCOME

Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net earnings and the net changes in unrealized gains and losses on securities classified for SFAS No. 115 purposes as "available for sale." Total comprehensive income for the three months ended December 31, 2004 and 2003 was $58,935 and $35,225, respectively, and for the six months ended December 31, 2004 and 2003 was $110,717 and $73,783, respectively.

12.  COMMITMENTS AND CONTINGENCIES

Leases

The Company is party to various leases that relate to the rental of office facilities and equipment. The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under noncancellable long-term leases.

FOR FISCAL YEARS ENDING JUNE 30,

                          2005     2006     2007     2008     2009    THEREAFTER
                         ------   ------   ------   ------   ------   ----------
Operating leases         $4,061   $4,297   $3,977   $3,376   $3,280     $18,775

Capital leases            1,868    1,692      856      204       95          32
                         ------   ------   ------   ------   ------     -------
Minimum lease payments   $5,929   $5,989   $4,833   $3,580   $3,375     $18,807
                         ======   ======   ======   ======   ======     =======

Product Liability Insurance

The Company utilizes a combination of self-insurance and traditional third-party insurance policies to cover product liability claims. On September 30, 2004, the Company terminated the "finite-risk" insurance arrangement that it had in place for the previous two years, and in connection with such termination increased its traditional third-party product liability coverage, as discussed below.

     Self Insurance

The Company is self insured for up to $25,000 of costs incurred relating to product liability claims arising during the current policy period that began on October 1, 2004 and ends on September 30, 2005. In addition, to the extent the third party liability insurance discussed below does not cover certain products, the Company would be responsible for all costs arising from claims relating to those excluded products.

     Third Party Insurance

The Company maintains third-party insurance that provides coverage, subject to specified co-insurance requirements, for the cost of product liability claims arising during the current policy period between an aggregate amount of $25,000 and $75,000. In addition, the Company has obtained extended reporting periods under previous policies for claims arising prior to the current policy period. The current period and extended reporting period policies exclude certain products.

Indemnity Provisions

From time-to-time, in the normal course of business, the Company agrees to indemnify its employees, suppliers and customers concerning product liability and other matters. The Company does not believe that the likelihood of paying amounts related to these indemnity provisions is probable; as a result, no amounts have been recorded in the financial statements with respect to these obligations.

Litigation Matters

The Company is engaged in various legal proceedings incidental to its business. Summarized below are the more significant matters. In accordance with SFAS No. 5, "Accounting for Contingencies," it is the Company's policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. To date, the Company has not established a reserve for the liability associated with these claims or related defense costs.

     Ciprofloxacin (Cipro(R)) Antitrust Class Actions

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

In July 2003, BTG (now Savient) filed an amended complaint adding Organon (Ireland) Ltd. and Organon USA as plaintiffs. The amended complaint seeks damages and enhanced damages based upon willful infringement. The Company filed an answer to BTG's amended complaint in July 2003. The Company believes that it has not infringed BTG's patent. The Company has sold approximately $110,000 of Kariva from its launch to June 30, 2004 and continues to sell the product. If BTG and Organon are successful, the Company could be liable for damages for patent infringement that could exceed the Company's profit on the sale of Kariva and may be prohibited from continuing to sell its Kariva product. An unfavorable outcome could have a material adverse effect on the Company's consolidated financial statements.

     Hormone Therapy Litigation

The Company and/or its Duramed subsidiary have been named as a defendant in approximately 2,500 personal injury product liability cases brought against the Company and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of Cenestin or the use of medroxyprogesterone acetate in conjunction with Premarin or other hormone therapy products. While Barr and/or Duramed have been named as defendants in these cases, a much smaller number of complaints actually allege the plaintiffs took a product manufactured by Barr and/or Duramed. The majority of these cases are either pending in the Philadelphia Court of Common Pleas or have been filed in other state courts, removed to federal court and transferred to the United States District Court for the Western District of Arkansas for consolidated pretrial proceedings.

The Company believes it has viable defenses to the allegations in the complaints and is defending the actions vigorously. At this juncture, it is not possible to accurately assess the exposure the litigation presents for the Company.

     Invamed, Inc./Apothecon, Inc.

In February 1998, Invamed, Inc. and Apothecon, Inc., both of which have since been acquired by Sandoz, Inc., which is a subsidiary of Novartis AG, named the Company and several others as defendants in lawsuits filed in the United States District Court for the

Southern District of New York, alleging violations of antitrust laws and also charging that the Company unlawfully blocked access to the raw material source for Warfarin Sodium. The two actions have been consolidated. On May 10, 2002, the District Court granted summary judgment in the Company's favor on all antitrust claims in the case, but found that the plaintiffs could proceed to trial on their allegations that the Company interfered with an alleged raw material supply contract between Invamed and the Company's raw material supplier. Invamed and Apothecon appealed the District Court's decision to the United States Court of Appeals for the Second Circuit. Trial on the merits was stayed pending the outcome of the appeal.

On October 18, 2004, the Court of Appeals reversed the District Court's grant of summary judgment and held that the plaintiffs have raised triable issues of material fact on their antitrust claims.

The Company believes that the suits filed by Invamed and Apothecon are without merit and is vigorously defending its position. The plaintiffs were seeking damages of approximately $120,000 as of December 31, 2000, and if successful on their underlying claims may seek to obtain treble damages. An unfavorable outcome could have a material adverse effect on the Company's consolidated financial statements.

     Medicaid Reimbursement Cases

The Company has been named as a defendant in separate actions brought by the Commonwealth of Massachusetts; Suffolk County, New York; Rockland County, New York; Westchester County, New York; the City of New York, the State of Alabama, the State of Illinois and the State of Kentucky against numerous pharmaceutical manufacturers. The plaintiffs seek to recover damages and other relief for alleged overcharges for prescription medications paid for by Medicaid. The Company believes that it has not engaged in any improper conduct and is vigorously defending itself. However, an unfavorable outcome could have a material adverse effect on the Company's consolidated financial statements.

     Other Litigation

As of December 31, 2004, the Company was involved with other lawsuits incidental to its business, including patent infringement actions, product liability, and personal injury claims. Management of the Company, based on advice of legal counsel, believes that the ultimate disposition of such other lawsuits will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses material changes in the results of operations and financial condition of Barr Pharmaceuticals, Inc. and subsidiaries for the periods presented. This discussion and analysis should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004, and the unaudited interim consolidated financial statements and related notes included in Item 1 of this report on Form 10-Q.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

REVENUES

The following table sets forth revenue data for the three and six months ended December 31, 2004 and 2003 (dollars in millions).

                                        THREE MONTHS ENDED DECEMBER 31,     SIX MONTHS ENDED DECEMBER 31,
                                       --------------------------------   --------------------------------
                                                             CHANGE                             CHANGE
                                                         --------------                     --------------
                                        2004     2003       $        %     2004     2003       $        %
                                       ------   ------   -------   ----   ------   ------   -------   ----
Generic products:
   Distributed alternative brands(1)   $   --   $145.4   $(145.4)  -100%  $   --   $260.2   $(260.2)  -100%
   Oral contraceptives                  102.2     98.5       3.7      4%   202.2    186.8      15.4      8%
   Other generic(2)                      89.4     93.6      (4.2)    -4%   169.7    168.9       0.8      0%
                                       ------   ------   -------          ------   ------   -------
Total generic products                  191.6    337.5    (145.9)   -43%   371.9    615.9    (244.0)   -40%
Proprietary products                     64.2     32.4      31.8     98%   126.9     62.7      64.2    102%
                                       ------   ------   -------          ------   ------   -------
Total Product Sales                     255.8    369.9    (114.1)   -31%   498.8    678.6    (179.8)   -26%
                                       ------   ------   -------   ----   ------   ------   -------   ----

Development and other revenue             1.6      4.2      (2.6)   -62%     3.1      6.2      (3.1)   -50%
                                       ------   ------   -------          ------   ------   -------
Total revenues                         $257.4   $374.1   $(116.7)   -31%  $501.9   $684.8   $(182.9)   -27%
                                       ======   ======   =======          ======   ======   =======

-------------
(1)  Reflects sales of Ciprofloxacin during exclusivity

(2)  Includes sales of Ciprofloxacin subsequent to exclusivity expiry

TOTAL PRODUCT SALES

Total product sales for the three and six months ended December 31, 2004 decreased as compared to the prior year periods primarily due to the expected decline in sales of our distributed version of Ciprofloxacin, as discussed in detail below. Partially offsetting the decrease in Ciprofloxacin sales were significant increases in sales of our proprietary products.

     Generic Products

Distributed Alternative Brands (Ciprofloxacin)

On June 9, 2003 we began distributing Ciprofloxacin hydrochloride tablets and oral suspension pursuant to a license from Bayer Corporation obtained under a 1997 settlement of a patent challenge we initiated regarding Bayer's Cipro(R) antibiotic. In September 2003, we entered into an amended supply agreement with Bayer that enabled us to distribute Ciprofloxacin during and after Bayer's period of pediatric exclusivity, which ended on June 9, 2004. As a result of the exclusivity we enjoyed, Ciprofloxacin was our largest selling product in fiscal year 2004. We have shared and continue to share one-half of our profits, as defined, from the sale of Ciprofloxacin with Aventis, the contractual successor to our partner in the Cipro patent challenge case. Upon expiration of Bayer's period of pediatric exclusivity on June 9, 2004, as expected, several other competing Ciprofloxacin products were launched. As a result of the flood of competing products, our market share and product pricing declined dramatically for Ciprofloxacin almost immediately. Since the expiration of the exclusivity period, sales of Ciprofloxacin are now included in the "Other generic" line item in the table above, and were $0.8 million for the three months ended December 31, 2004, and $1.6 million for the six-month period then ended.

     Oral Contraceptives

For the quarter ended December 31, 2004, the 4% growth in sales of generic oral contraceptives over the prior year period primarily resulted from contributions in the current quarter from two new products, Velivet and Aranel, which more than offset a slight decline in existing product sales.

For the six-month period ended December 31, 2004, the 8% growth in sales of generic oral contraceptives sales over the prior year period reflects both the contributions from the two new products discussed above and a slight increase in existing product sales.

     Other Generic Products

For the quarter ended December 31, 2004, other generic product sales declined 4% from the prior year period, as sales from new products, including Didanosine and Metformin XR 750mg, both launched in the current quarter, were more than offset by a decline in existing product sales. The decline in existing product sales was primarily due to a significant decline in sales of our Dextroamphetamine group of products due to price and volume declines resulting from the entry of additional generic competitors.

For the six-month period ended December 31, 2004, other generic sales were consistent with the prior year period. The current period included sales from four new products, including Didanosine and Metformin XR 750mg, although their contributions were somewhat offset by a decline in existing product sales, primarily reflecting the lower sales of our Dextroamphetamine group of products, as discussed above.

     Proprietary Products

Proprietary product sales increased significantly for the three- and six-month periods ended December 31, 2004, reflecting higher sales of existing products and the contribution of new products launched since December 2003. SEASONALE was the primary driver for higher sales of existing products as SEASONALE sales totaled $20.6 million for the three months ended December 31, 2004 and $36.9 million for the six months then ended. In addition, new products made significant contributions to our proprietary sales, namely Loestrin/Loestrin Fe, Plan B, and Prefest(R), which were acquired in February, March and November 2004, respectively.

COST OF SALES

Cost of sales includes the cost for products we purchase from third parties, our manufacturing and packaging costs for products we manufacture, our profit sharing or royalty payments made to third parties, including raw material suppliers, and any changes to our inventory reserves. Amortization costs arising from the acquisition of product rights are included in selling, general and administrative costs.

Product mix plays a significant role in our quarterly and annual overall gross margin percentage. In the past, our overall margins have been negatively impacted by sales of lower margin distributed versions of products such as Ciprofloxacin and Tamoxifen, which were manufactured for us by brand companies and distributed by us under the terms of the respective patent challenge settlement agreements.

The following table sets forth cost of sales data, in dollars, as well as the resulting gross margins expressed as a percentage of product sales, for the three and six months ended December 31, 2004 and 2003 (dollars in millions):

                        THREE MONTHS ENDED DECEMBER 31,     SIX MONTHS ENDED DECEMBER 31,
                       --------------------------------   ---------------------------------
                                             CHANGE                              CHANGE
                                        ---------------                     ---------------
                        2004    2003       $        %      2004     2003       $        %
                       -----   ------   -------   -----   ------   ------   -------   -----
Generic products(1)    $68.2   $200.4   $(132.2)  -66.0%  $129.7   $355.3   $(225.6)  -63.5%
                       =====   ======   =======           ======   ======   =======
   Gross margin         64.4%    40.6%                      65.1%    42.3%

Proprietary products   $ 9.9   $  7.3   $   2.6    35.6%  $ 18.0   $ 13.3   $   4.7    35.3%
                       =====   ======   =======           ======   ======   =======
   Gross margin         84.6%    77.3%                      85.8%    78.8%

Total cost of sales    $78.1   $207.7   $(129.6)  -62.4%  $147.7   $368.6   $(220.9)  -59.9%
                       =====   ======   =======           ======   ======   =======
   Gross margin         69.5%    43.8%                      70.4%    45.7%

---------------------
(1) Results for the three and six months ended December 31, 2003 included the cost of purchasing Ciprofloxacin from Bayer, which we distributed as an alternative brand through June 9, 2004, and thereafter sold as a manufactured product.

The decrease in total cost of sales for the three and six months ended December 31, 2004, on a dollar basis, was primarily due to the year-over-year decrease in sales of Ciprofloxacin, which in prior year periods we had purchased from Bayer.

Margins on our generic products increased significantly in both the three and six-month periods ended December 31, 2004 due mainly to the decrease in year-over-year distributed Ciprofloxacin sales. As a distributed product for which we shared the profits with our partner in the Cipro patent challenge, Ciprofloxacin had a higher cost of sales and a lower margin than our other generic products.

Margins on our proprietary products increased in the three and six month periods ended December 31, 2004 due to an improved mix among our proprietary products, resulting from increasing sales of certain higher-margin proprietary products, principally SEASONALE.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

The following table sets forth selling, general and administrative expense for the three and six months ended December 31, 2004 and 2003 (dollars in millions):

                                       THREE MONTHS ENDED DECEMBER 31,    SIX MONTHS ENDED DECEMBER 31,
                                       -------------------------------   -------------------------------
                                                           CHANGE                             CHANGE
                                                         ----------                        -------------
                                          2004    2003     $     %        2004     2003       $       %
                                         -----   -----   ----   ---      ------   ------   ------   ----
Selling, general and administrative      $58.4   $54.0   $4.4     8%     $122.7   $119.5   $  3.2      3%
                                         =====   =====   ====   ===      ======   ======   ======   ====

Charges included in selling, general
   and admin.                            $  --   $  --   $ --    NA      $   --   $ 15.7   $(15.7)  -100%
                                         =====   =====   ====   ===      ======   ======   ======   ====

Selling, general and administrative expenses for the current quarter were slightly higher than the prior year period primarily due to a $2.2 million increase in amortization costs related to certain intangible assets.

For the six-month periods, the 3% increase in selling, general and administrative expenses reflects higher selling and marketing costs primarily due to a $10.8 million increase in marketing costs related to SEASONALE, reflecting the expansion of our direct-to-consumer advertising campaign, and for Plan B, which we acquired in the third quarter of fiscal 2004. Also, information for technology (IT) costs increased $3.6 million, reflecting the support of ongoing IT projects, while amortization costs increased $3.3 million, due to factors discussed in the paragraph above. The prior six-month period included a $15.7 million valuation allowance we established in September 2003 for loans we made to a former raw material supplier. There was no comparable valuation allowance in the current six-month period.

RESEARCH AND DEVELOPMENT

The following table sets forth research and development expenses for the three and six months ended December 31, 2004 and 2003 (dollars in millions):

                           THREE MONTHS ENDED DECEMBER 31,   SIX MONTHS ENDED DECEMBER 31,
                           -------------------------------   -------------------------------
                                                CHANGE                           CHANGE
                                           ---------------                   ---------------
                           2004     2003      $       %      2004     2003      $        %
                           -----   -----   ------   ------   -----   -----   ------   ------
Research and development   $31.1   $63.1   $(32.0)   -50.7%  $59.7   $86.6   $(26.9)   -31.1%
                           =====   =====   ======   ======   =====   =====   ======   ======

Charges included in R&D    $  --   $35.6   $(35.6)  -100.0%  $  --   $35.6   $(35.6)  -100.0%
                           =====   =====   ======   ======   =====   =====   ======   ======

The decrease in research and development expense for the quarter and for the six-month period is attributable to the prior year including $35.6 million of in-process research and development costs that were written-off in connection with our purchase of substantially all the assets of Endeavor Pharmaceuticals, Inc. in November 2003. For all other R&D expenditures there was an overall increase in the three- and six-month periods ended December 31, 2004 in comparison to the same periods in the prior year. The increase for the three-month period was primarily driven by a $4.0 million increase in the costs of bioequivalence studies, reflecting both an increase in the number and costs of the studies. The increase for the six-month period resulted primarily from a $3.4 million increase in costs paid to third parties in connection with the development of new products using new drug delivery systems for us (such as patches, sterile ophthalmics and nasal sprays) and a $3.4 million increase in costs associated with a greater number of bioequivalence studies, as discussed above.

INCOME TAXES

The following table sets forth income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the three and six months ended December 31, 2004 and 2003 (dollars in millions):

                        THREE MONTHS ENDED DECEMBER 31,   SIX MONTHS ENDED DECEMBER 31,
                        -------------------------------   -----------------------------
                                             CHANGE                           CHANGE
                                         --------------                    ------------
                          2004    2003     $       %        2004    2003     $       %
                         -----   -----   -----   ------    -----   -----   -----   ----
Income tax expense       $32.4   $14.1   $18.3   129.8%    $63.5   $36.7   $26.8   73.0%
                         =====   =====   =====   =====     =====   =====   =====   ====
   Effective tax rate     35.3%   28.7%                    36.3%   33.3%

Our effective tax rate for the quarter ended December 31, 2004 benefited from the retroactive reinstatement, on October 4, 2004, of the federal research tax credit that expired on June 30, 2004. The income tax provision for both the three and six months ended December 31, 2003 was favorably impacted by a tax benefit totaling approximately $4.0 million related to: (1) the completion of several tax audits, and (2) the

Internal Revenue Service's approval of a change in our method of computing certain tax credits. The effective tax rate for the full year is expected to be consistent with the rate for the first half of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is the collection of accounts and other receivables primarily related to product sales. Our primary uses of cash include financing inventory, research and development, marketing, capital projects, our share repurchase program, and business development activities.

Within the past year cash flows from operations have been more than sufficient to fund our cash needs. At December 31, 2004, our cash and cash equivalents totaled $456.0 million, an increase of $36.2 million from our cash and cash equivalents at June 30, 2004.

     Operating Activities

Our operating cash flows increased to $214.7 million in the first half of fiscal 2005 from $143.5 million in the six months ended December 31, 2003. Components of the $214.7 million of operating cash flows in the first half of this fiscal year include net earnings of $111.5 million and a $48.8 million decrease in other receivables primarily due to a $47.5 million payment from Bayer related to a price adjustment for Ciprofloxacin inventory we purchased during the second half of fiscal 2004 and a nearly $40.0 million increase in income taxes payable reflecting the timing of federal estimated income tax payments. The payment from Bayer will not be repeated in the second half of the year.

     Investing Activities

Net cash used in investing activities increased to $79.0 million during the first half of fiscal 2005 from $65.5 million in the prior year period. Significant investing activities in the first half of fiscal 2005 included the purchase of product rights for Prefest(R) and Nordette(R) totaling $27.0 million and a $19.3 million payment for the buy-out of future royalty interests from the patent holder for SEASONALE. Capital expenditures for IT projects and plant upgrades and expansions were $24.9 million in the first half of this year, up from $20.8 million in the prior year period.

     Financing Activities

Net cash used in financing activities totaled $99.6 million for the first half of fiscal 2005 compared to $7.7 million of net cash provided by financing activities in the prior year period. This $107.3 million increase in cash used in financing activities was due primarily to the repurchase of approximately
2.55 million shares of common stock for approximately $100.0 million in the first half of fiscal 2005. Under our share repurchase program, we are authorized to repurchase up to $300 million of common stock in the open market or in privately negotiated transactions through December 31, 2005. Proceeds from the exercise of stock options and employee stock purchase plans totaled $7.4 million in the first six months of fiscal 2005, down from $14.6 million in the prior year period.

     Debt Repayments and Credit Availability

On August 30, 2004, the Company entered into a new $175.0 million, five-year credit facility. To date, no draws have been made under the credit facility. If and when drawn, borrowings will bear interest at a floating rate based on a base rate or a Eurodollar rate. We may use the proceeds of the credit facility for working capital, capital expenditures, and general corporate purposes (including share repurchases and permitted acquisitions). Upon entering into the new credit facility, the Company terminated its prior $40.0 million credit facility.

     Sufficiency of Cash Resources

We believe that our current cash and cash equivalents, marketable securities, investment balances, cash flows from operations and un-drawn amounts under our revolving credit facility are adequate to fund our operations and planned capital expenditures and to capitalize on certain strategic opportunities as they arise. However, we have and will continue to evaluate our capital structure as part of our goal to promote long-term shareholder value. To the extent that additional capital resources are required, we believe that such capital may be raised by additional bank borrowings, bond offerings or other means.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying the accounting policies most critical to our financial statements have a significant impact on our reported results. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and/or require us to make our most difficult and subjective judgments. Based on this definition, our most critical policies are the following: (1) revenue recognition and related provisions for estimated reductions to gross revenues (2) inventories and related inventory reserves; (3) deferred taxes; (4) contingencies; and (5) the assessment of recoverability of goodwill and other intangible assets. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. We review the factors that influence our estimates and, if necessary, adjust them. Actual results may differ significantly from our estimates.

Set forth below is an updated discussion regarding the first critical accounting policy listed above -- revenue recognition and related provisions for estimated reductions to gross revenues. Because we have not updated the disclosure relating to the other four critical accounting policies referred to above from that contained in our most recent annual report, we will not reproduce them below but rather refer you to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and the discussion regarding those four policies contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies."

REVENUE RECOGNITION AND PROVISIONS FOR ESTIMATED REDUCTIONS TO GROSS REVENUES

We recognize revenue from product sales when title and risk of loss have transferred to our customers and when collectibility is reasonably assured. This is generally at the time products are received by the customer. If we believe we have not met the requirements for recognizing revenue, we defer the recognition until the requirements are met. From time to time the Company provides incentives, such as trade show allowances or stocking allowances, that provide incremental allowances to customers who in turn use such incremental allowances to accelerate distribution to the end customer. We believe that such incentives are normal and customary in the industry. Additionally, we understand that certain of our wholesale customers speculate about the timing of price increases and have made and may continue to make business decisions to buy additional product in anticipation of future price increases. This practice has been customary in the industry and would be part of a customer's "ordinary course of business inventory level."

Upon recognizing revenue from a sale, we simultaneously record estimates for the following items that reduce gross revenues:

     -    returns and allowances (including shelf-stock adjustments)

     -    chargebacks

     -    rebates

     -    Medicaid rebates

     -    prompt payment discounts and other allowances

For each of the items listed above other than Medicaid rebates, the estimated amounts serve to reduce our accounts receivable balance. We include our estimate for Medicaid rebates in accrued liabilities. A table showing the amounts of such accruals at December 31, 2004 and June 30, 2004 is set forth below (dollars in millions):

                                                         DECEMBER 31,   JUNE 30,
                                                             2004         2004
                                                         ------------   --------
Accounts receivable reserves:
   Returns and allowances                                   $ 60.7       $ 57.5
   Chargebacks                                                38.7         38.9
   Rebates                                                    47.3         39.3
   Other                                                       6.0          6.2
                                                            ------       ------
      Total                                                 $152.7       $141.9
                                                            ======       ======
Accrued liabilities:
   Medicaid rebates                                         $  9.0       $ 11.4
                                                            ======       ======

Estimates for rebates, Medicaid rebates and prompt payment discounts require a lower degree of subjectivity and are less complex in nature. Returns and allowances (including shelf stock adjustments) and chargebacks require more subjective judgments. These more subjective provisions are discussed in further detail below.

Returns and allowances - Our provision for returns and allowances consists of our estimates of future product returns, pricing adjustments, delivery errors, and our estimate of price adjustments arising from shelf stock adjustments (which are discussed in greater detail below). Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period of time both prior and subsequent to the product's expiration date. The primary factors we consider in estimating our potential product returns include:

     -    the shelf life or expiration date of each product;

     -    historical levels of expired product returns; and,

     -    the estimated date of return.

Shelf stock adjustments are credits issued to our customers to reflect decreases in the selling prices of our products. These credits are customary in the industry and are intended to reduce a customer's inventory cost to better reflect current market prices. The determination to grant a shelf-stock credit to a customer following a price decrease is at our discretion rather than contractually required. The primary factors we consider when deciding whether to record a reserve for a shelf-stock adjustment include:

     - the estimated launch date of a competing product, which we determine based on market intelligence;

     - the estimated decline in the market price of our product, which we determine based on historical experience and input from customers; and

     - the estimated levels of inventory held by our customers at the time of the anticipated decrease in market price, which we determine based upon historical experience and customer input.

Chargebacks - We market and sell products directly to wholesalers, distributors, warehousing pharmacy chains, mail order pharmacies and other direct purchasing groups. We also market products indirectly to independent pharmacies, non-warehousing chains, managed care organizations, and group purchasing organizations, collectively referred to as "indirect customers." We enter into agreements with some indirect customers to establish contract pricing for certain products. These indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, we may pre-authorize wholesalers to offer specified contract pricing to other indirect customers. Under either arrangement, we provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler's invoice price. Such credit is called a chargeback. The primary factors we consider in developing and evaluating our provision for chargebacks include:

     -    the average historical chargeback credits; and

     - an estimate of the weeks of inventory held by our wholesalers, based on internal analysis of a wholesaler's historical purchases and contract sales.

In September 2004, we revised our estimate of our chargeback reserve which resulted in an increase in our reserve and lower reported sales by approximately $6.0 million, or approximately 2.5%, for the quarter ended September 30, 2004.

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

     - the outcome of litigation arising from challenging the validity or non-infringement of patents covering our products;

     - the difficulty of predicting the timing of U.S. Food and Drug Administration, or FDA, approvals;

     -    court and FDA decisions on exclusivity periods;

     - the ability of competitors to extend exclusivity periods for their products;

     - our ability to complete product development activities in the timeframes and for the costs we expect;

     -    market and customer acceptance and demand for our products;

     - our dependence on revenues from significant customers or from significant products;

     -    reimbursement policies of third party payors,

     -    the use of estimates in the preparation of our financial statements;

     - the impact of competitive products and their pricing on our products, including the launch of authorized generics;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for a change in interest rates relates primarily to our investment portfolio of $575.6 million and variable rate debt instruments of $12.4 million. The Company does not use derivative financial instruments.

The Company's investment portfolio consists of cash and cash equivalents and market auction debt securities classified as "available for sale." The Company's primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio in a variety of high credit-quality debt securities, including U.S. government, state and local government, and corporate obligations, certificates of deposit and money market funds. Approximately 80% of the portfolio matures in less than three months. The carrying value of the investment portfolio approximates the market value at December 31, 2004 and the value at maturity. Because its investments consist mainly of cash equivalents and market auction debt securities, a hypothetical 100 basis point change in interest rates is not likely to have a material effect on the Company's consolidated financial statements.

Approximately $12.4 million, or 36% of the Company's outstanding debt at December 31, 2004, is subject to variable interest rates based on the prime rate or LIBOR. A hypothetical 100 basis point increase in interest rates on this variable rate debt would reduce the Company's annual net income by approximately $0.1 million. Any future gains or losses may differ materially from this hypothetical amount based on the timing and amount of actual interest rate changes and the actual amount of variable rate debt then existing. In addition, any borrowings under our $175.0 million unsecured revolving credit facility will bear interest at a variable rate based on the prime rate, the Federal Funds rate or LIBOR. At December 31, 2004, no amounts were drawn under this facility. At its current borrowing levels, the Company does not believe that any market risk inherent in its debt instruments is likely to have a material effect on its consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Company's Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

At the conclusion of the period ended December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

CHANGES IN INTERNAL CONTROLS

During the quarter ended December 31, 2004, there have been no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation Matters

The disclosure under Note 12-Commitments and Contingencies-Litigation Matters included in Part 1 of this report is incorporated in this Part II, Item 1 by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases the Company made of its common stock during the three months ended December 31, 2004:

(in thousands, except per share)

                                                                Total number of
                                                                shares purchased      Approx.$ value of
                                                              as part of publicly    shares that may yet
                       Total number of   Average price paid        announced          be purchased under
       Period         shares purchased       per share              program              the program
-------------------   ----------------   ------------------   --------------------   -------------------
October 1-31, 2004          969.6              $38.04                 969.6                $200,018
November 1-30, 2004             -                   -                     -                 200,018
December 1-31, 2004             -                   -                     -                 200,018
                            -----              ------                 -----                --------
Total                       969.6               38.04                 969.6                $200,018
                            =====              ======                 =====                ========

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of Barr Pharmaceuticals, Inc. was held on October 28, 2004. Of the 104,262,087 shares entitled to vote, 85,298,067 shares were represented at the meeting or by proxy or present in person. The meeting was held for the following purpose:

1. To elect nine directors. All nine nominees were elected based on the following votes cast:

       For            Shares
-----------------   ----------
Carole Ben-Maimon   83,421,675
Paul M. Bisaro      83,431,344
Harold Chefitz      82,405,992
Bruce L. Downey     83,562,204
Richard Frankovic   84,651,404
James Gilmore       85,142,492
Jacob M. Kay        85,121,455
Peter Seaver        85,154,658
George P. Stephan   82,943,317

2. To ratify the Audit Committee's selection of Deloitte & Touche LLP, as independent auditors for the fiscal year ending June 30, 2005:

   For        Against    Abstain
----------   ---------   -------
84,012,389   1,238,449   47,229

ITEM 6. EXHIBITS

     (a) Exhibits.

EXHIBIT NO.   DESCRIPTION
-----------   -----------
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

                                        BARR PHARMACEUTICALS, INC.


Dated: February 9, 2005                 /s/ William T. McKee
                                        ----------------------------------------
                                        William T. McKee
                                        Vice President, Chief Financial Officer,
                                        and Treasurer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)