Form 10-Q
period 2005-03-31
BARR PHARMACEUTICALS INC
filed 2005-05-06
CIK 10081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2005

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

Number of shares of common stock outstanding as of April 29, 2005: 103,258,448

                           BARR PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                           NUMBER
                                                                           ------
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets (unaudited) as of March 31,
             2005 and June 30, 2004.....................................      3

          Consolidated Statements of Operations (unaudited) for the
             three months and nine months ended March 31,
             2005 and 2004..............................................      4

          Consolidated Statements of Cash Flows (unaudited) for the
             nine months ended March 31, 2005 and 2004..................      5

          Notes to Consolidated Financial Statements (unaudited)........      6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................     20

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....     30

Item 4.   Controls and Procedures.......................................     30

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.............................................     31

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds...     31

Item 6.   Exhibits......................................................     31

          Signatures....................................................     33

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           BARR PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                 MARCH 31,    JUNE 30,
                                                                                   2005         2004
                                                                                ----------   ----------
ASSETS

Current assets:
   Cash and cash equivalents                                                    $   14,721   $   28,508
   Marketable securities                                                           512,434      423,746
   Accounts receivable, net of reserves of $145,663 and $141,873, at
      March 31, 2005 and June 30, 2004, respectively                               166,479      153,890
   Other receivables                                                                14,114       60,848
   Inventories, net                                                                144,495      150,252
   Deferred income taxes                                                            47,467       46,077
   Prepaid expenses and other current assets                                        13,037       14,925
                                                                                ----------   ----------
      Total current assets                                                         912,747      878,246

Property, plant and equipment, net of accumulated depreciation of $125,561
      and $106,647, at March 31, 2005 and June 30, 2004, respectively              245,723      236,831
Deferred income taxes                                                               51,005       35,016
Marketable securities                                                               67,961       89,143
Other intangible assets                                                            102,048       64,897
Goodwill                                                                            17,998       18,211
Other assets                                                                         9,705       10,925
                                                                                ----------   ----------
      Total assets                                                              $1,407,187   $1,333,269
                                                                                ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $   48,199   $   61,089
   Accrued liabilities                                                             102,494      117,970
   Current portion of long-term debt and capital lease obligations                   5,439        8,447
   Income taxes payable                                                             38,556       20,139
                                                                                ----------   ----------
      Total current liabilities                                                    194,688      207,645

Long-term debt and captial lease obligations                                        15,855       32,355
Other liabilities                                                                   19,067       51,223

Commitments & Contingencies

Shareholders' equity:
   Preferred stock, $1 par value per share; authorized 2,000,000; none issued           --           --
   Common stock, $.01 par value per share; authorized 200,000,000;
      issued 105,788,681 and 104,916,103, at March 31, 2005
      and June 30, 2004, respectively                                                1,058        1,049
   Additional paid-in capital                                                      440,852      377,024
   Retained earnings                                                               837,548      664,681
   Accumulated other comprehensive loss                                             (1,191)          --
                                                                                ----------   ----------
                                                                                 1,278,267    1,042,754
                                                                                ----------   ----------
   Treasury stock at cost: 2,972,997 and 420,597 shares, at
      March 31, 2005 and June 30, 2004, respectively                              (100,690)        (708)
                                                                                ----------   ----------
      Total shareholders' equity                                                 1,177,577    1,042,046
                                                                                ----------   ----------
      Total liabilities and shareholders' equity                                $1,407,187   $1,333,269
                                                                                ==========   ==========

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           BARR PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                              MARCH 31,              MARCH 31,
                                         -------------------   ---------------------
                                           2005       2004       2005        2004
                                         --------   --------   --------   ----------
Revenues:
   Product sales                         $261,258   $316,707   $760,050   $  995,329
   Development and other revenue            3,749      4,378      6,834       10,591
                                         --------   --------   --------   ----------
Total revenues                            265,007    321,085    766,884    1,005,920

Costs and expenses:
   Cost of sales                           77,653    145,288    225,350      513,911
   Selling, general and administrative     59,124     56,538    181,839      176,040
   Research and development                35,488     58,219     95,139      144,778
                                         --------   --------   --------   ----------

Earnings from operations                   92,742     61,040    264,556      171,191

Interest income                             2,825      1,551      7,219        4,192
Interest expense                              287        532      1,351        2,032
Other (expense)                              (260)      (631)      (409)      (1,578)
                                         --------   --------   --------   ----------

Earnings before income taxes               95,020     61,428    270,015      171,773

Income tax expense                         33,675     26,289     97,148       63,030
                                         --------   --------   --------   ----------

Net earnings                             $ 61,345   $ 35,139   $172,867   $  108,743
                                         ========   ========   ========   ==========

Earnings per common share - basic        $   0.60   $   0.35   $   1.68   $     1.08
                                         ========   ========   ========   ==========

Earnings per common share - diluted      $   0.58   $   0.33   $   1.63   $     1.02
                                         ========   ========   ========   ==========

Weighted average shares                   102,717    101,797    103,180      100,978
                                         ========   ========   ========   ==========

Weighted average shares - diluted         105,892    106,920    105,962      106,421
                                         ========   ========   ========   ==========

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           BARR PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                  2005        2004
                                                               ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                $ 172,867   $ 108,743
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation and amortization                               32,761      22,842
      Provision for losses on loans to Natural Biologics           1,050      15,729
      Loss on disposal of property, plant & equipment                436       7,350
      Other                                                       (1,813)      1,025
   Tax benefit of stock incentive plans and warrant
      exercise                                                    33,516      24,559

   Write-off of acquired in-process research and development          --      72,433

   Changes in assets and liabilities:
      (Increase) decrease in:
         Accounts receivable and other receivables, net           34,145      76,831
         Inventories                                               5,757     (60,850)
         Prepaid expenses and other current assets                 3,642     (28,069)
         Other assets                                              6,560        (722)
      Increase (decrease) in:
         Accounts payable, accrued liabilities and other
            liabilities                                          (50,429)    (32,513)
         Income taxes payable                                     18,417     (11,316)
                                                               ---------   ---------
      Net cash provided by operating activities                  256,909     196,042
                                                               ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                    (42,863)    (36,905)
   Acquisitions, net of cash acquired                            (46,500)    (90,563)
   Investment in venture funds                                    (5,940)     (3,480)
   Purchases of marketable securities                           (871,227)   (877,100)
   Sales of maketable securities                                 803,480     804,190
   Other                                                          (1,050)     (1,321)
                                                               ---------   ---------
      Net cash used in investing activities                     (164,100)   (205,179)
                                                               ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt and capital
      leases                                                     (19,712)     (7,739)
   Purchase of treasury stock                                    (99,982)         --
   Principal payment on note assumed in acquisition                   --      (6,500)
   Proceeds from exercise of stock options and employee
      stock purchases                                             13,098      21,926
   Other                                                              --        (290)
                                                               ---------   ---------
      Net cash (used in) provided by financing activities       (106,596)      7,397
                                                               ---------   ---------

      Decrease in cash and cash equivalents                      (13,787)     (1,740)
Cash and cash equivalents at beginning of period                  28,508      27,242
                                                               ---------   ---------
Cash and cash equivalents at end of period                     $  14,721   $  25,502
                                                               =========   =========

SUPPLEMENTAL CASH FLOW DATA:
   Cash paid during the period:
      Interest, net of portion capitalized                     $   1,169   $   1,807
                                                               =========   =========
      Income taxes                                             $  45,382   $  71,267
                                                               =========   =========

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           BARR PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements should be read in conjunction with the consolidated financial statements of Barr Pharmaceuticals, Inc. and its subsidiaries (the "Company") and related notes that are contained in the Company's Annual Report on Form 10-K for its fiscal year ended June 30, 2004. The unaudited interim financial statements contained in this report include all adjustments (consisting of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment," which revises SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and amends SFAS No. 95 "Statement of Cashflows." SFAS No. 123(R) requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Pro forma disclosure is no longer an alternative. The Company will adopt SFAS No. 123(R) on July 1, 2005. This Standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period; while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees and directors using the intrinsic value method and, as such, recognizes no compensation cost for equity-based awards. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on the Company's results of operations, although it will have no net impact on the Company's overall financial position.

Currently, the Company uses the Black-Scholes formula to estimate the value of stock-based compensation granted to employees and directors and may continue to use this acceptable option valuation model upon the adoption of SFAS No. 123(R) on July 1, 2005. Because SFAS No. 123(R) must be applied not only to new awards, but to previously granted awards that are not fully vested on the effective date, compensation cost for some previously granted options will be recognized under SFAS No. 123(R). However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that Statement would have approximated the impact described in the disclosure of pro forma net income and earnings per share disclosed in Note 4 below.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required.

The Company is currently considering the following transition methods for adoption of SFAS No. 123(R):

     - The modified prospective method, which requires companies (1) to record compensation expense for the non-vested portion of previously issued awards that remain outstanding at the initial date of adoption and (2) to record compensation expense for any awards issued or modified after July 1, 2005.

     - The modified retrospective method, which allows companies to recognize, in their prior period financial statements, the exact amounts of compensation expense previously disclosed in the footnote to the financial statements showing the pro forma effects of stock-based compensation (such as in Note 4 below).

The Company plans to determine its method of transition during the quarter ending June 30, 2005.

In November 2004, the FASB issued Statement No. 151, "Inventory Costs, an amendment of ARB 43, Chapter 4" ("SFAS No. 151"), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). ARB 43 allowed some of these "abnormal costs" to be carried as inventory whereas SFAS No. 151 requires that these costs be recognized in income as incurred. This Statement is effective for the Company's fiscal year beginning July 1, 2005. The Company is currently evaluating what effect, if any, this standard will have on its current consolidated financial statements.

In December 2004, the FASB issued FSP FAS 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (the "Act"), to provide accounting guidance on the appropriate treatment of tax benefits generated by the enactment of the Act. The FSP requires that the manufacturer's deduction be treated as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The Company is awaiting additional guidance from the IRS before completing its assessment of the impact of adopting FSP FAS 109-1 on its consolidated financial statements. The Act will be effective for the Company's fiscal year beginning July 1, 2005.

3. MARKETABLE SECURITIES, SHORT-TERM

In the quarter ended March 31, 2005, the Company concluded that it was appropriate to reclassify auction rate securities as short-term marketable securities. Previously, such investments had been classified on the balance sheet as cash and cash equivalents. Accordingly, the Company has revised its June 30, 2004 consolidated balance sheet to reclassify auction rate securities as short-term marketable securities. Previously, such investments had been classified on the balance sheet as cash and cash equivalents. Accordingly, the Company has revised its June 30, 2004 consolidated balance sheet to reclassify auction rate securities in the amount of $391,370 from cash and cash equivalents to short-term marketable securities. The Company classifies these securities as "available-for-sale", as defined in SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has also revised the presentation of the consolidated statements of cash flows for the periods ended March 31, 2005 and 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as components of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operating activities or financing activities in the Company's consolidated statements of cash flows nor does it have an affect on the Company's previously reported consolidated statements of operations.

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

                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    MARCH 31,            MARCH 31,
                                               ------------------   -------------------
                                                  2005      2004      2005       2004
                                                -------   -------   --------   --------
Net earnings, as reported                       $61,345   $35,139   $172,867   $108,743
Deduct:
   Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects                                        4,017     3,135     14,967      9,485
                                                -------   -------   --------   --------
Pro forma net earnings                          $57,328   $32,004   $157,900   $ 99,258
                                                =======   =======   ========   ========

Earnings per share:
   Basic - as reported                          $  0.60   $  0.35   $   1.68   $   1.08
                                                =======   =======   ========   ========
   Basic - pro forma                            $  0.56   $  0.31   $   1.53   $   0.98
                                                =======   =======   ========   ========
   Diluted - as reported                        $  0.58   $  0.33   $   1.63   $   1.02
                                                =======   =======   ========   ========
   Diluted - pro forma                          $  0.54   $  0.30   $   1.49   $   0.93
                                                =======   =======   ========   ========

5. OTHER RECEIVABLES

Included in other receivables at June 30, 2004 was a $47,517 receivable from Bayer Corporation ("Bayer") that was collected during the quarter ended September 30, 2004. The amount represented a price adjustment on the cost of certain Ciprofloxacin inventory purchased from Bayer in the second half of fiscal 2004.

6. INVENTORIES, NET

Inventories consist of the following:

                                                            MARCH 31,   JUNE 30,
                                                               2005       2004
                                                            ---------   --------
Raw materials and supplies                                   $ 86,255   $ 86,238
Work-in-process                                                15,579     17,449
Finished goods                                                 42,661     46,565
                                                             --------   --------
   Total                                                     $144,495   $150,252
                                                             ========   ========

Inventories are presented net of reserves of $20,879 and $23,910 at March 31, 2005 and June 30, 2004, respectively.

7. OTHER INTANGIBLE ASSETS

Intangible assets, excluding goodwill, which are comprised primarily of product licenses and product rights and related intangibles, consist of the following:

                                                            MARCH 31,   JUNE 30,
                                                               2005       2004
                                                            ---------   --------
Product licenses                                            $ 45,600    $45,350
Product rights and related intangibles                        70,796     24,246
                                                            --------    -------
                                                             116,396     69,596
Less: accumulated amortization                               (14,348)    (4,699)
                                                            --------    -------
   Other intangible assets, net                             $102,048    $64,897
                                                            ========    =======

In September 2004, the Company exercised its option and paid $19,250 to buy-out the future royalty interests on certain extended cycle oral contraception products, including SEASONALE, from the patent holder for SEASONALE. This payment is included in product rights and related intangibles at March 31, 2005.

In November 2004, the Company acquired the exclusive rights in the United States for Prefest(R) Tablets from King Pharmaceuticals, Inc. for $15,000, and in December 2004, it acquired the exclusive rights in the United States for Nordette(R) Tablets from King for $12,000. These acquisition costs are included in product rights and intangibles at March 31, 2005.

Estimated amortization expense on product licenses and product rights and related intangibles for the years ending June 30, 2005 through 2009 is as follows:

2005   $12,839
2006   $12,705
2007   $12,209
2008   $11,760
2009   $11,270

The Company's product licenses, and product rights and related intangibles, have weighted-average useful lives of approximately 10 and 11 years, respectively.

8. DEBT

In August 2004, the Company entered into a new $175,000 revolving credit facility that replaced its prior $40,000 facility. This new facility has a five-year term that expires on August 30, 2009. The Company may use the funds available under the new credit facility for working capital, capital expenditures, acquisitions and other general corporate purposes. As of March 31, 2005, there were no borrowings outstanding under this facility.

In February 2005, the Company made a $12,200 payment in complete satisfaction of mortgage notes held by a bank. The notes were secured by the Company's Cincinnati, Ohio manufacturing facility.

9. SEGMENT REPORTING

The Company operates in two reportable business segments: generic pharmaceuticals and proprietary pharmaceuticals. Product sales and gross profit information for the Company's operating segments consist of the following:

                           THREE MONTHS ENDED MARCH 31,           NINE MONTHS ENDED MARCH 31,
                      ------------------------------------   -----------------------------------
                            2005                2004               2005               2004
                      ----------------   -----------------   ----------------   ----------------
                                  % OF                % OF               % OF               % OF
                          $      SALES       $       SALES       $      SALES       $      SALES
                      --------   -----   ---------   -----   --------   -----   --------   -----
Product sales
   Proprietary        $ 71,840     27%   $ 39,257      12%   $198,774     26%   $102,000     10%
   Generic             189,418     73%    277,450      88%    561,276     74%    893,329     90%
                      --------           --------            --------           --------
Total product sales   $261,258    100%   $316,707     100%   $760,050    100%   $995,329    100%
                      ========           ========            ========           ========

                                 MARGIN              MARGIN              MARGIN              MARGIN
                          $         %         $         %        $          %         $         %
                      --------   ------   --------   ------   --------   ------   --------   ------
Gross profit:
   Proprietary        $ 61,609     86%    $ 33,565     86%    $170,497     86%    $ 83,028     81%
   Generic             121,996     64%     137,854     50%     364,203     65%     398,390     45%
                      --------            --------            --------            --------
Total gross profit    $183,605     70%    $171,419     54%    $534,700     70%    $481,418     48%
                      ========            ========            ========            ========

10. OTHER LIABILITIES

In fiscal 2002, the Company entered into a development agreement with the U.S. Department of Defense for the development of the Adenovirus Vaccine Type 4 and Type 7. Among other things, the contract provided for the Company to build a dedicated facility for the development and future commercialization of the vaccine. The Company's costs were reimbursed by the Department of Defense and the reimbursements were treated as deferred revenues and classified in other liabilities. In March 2005, the Company and the Department of Defense amended the development agreement, resulting in a $10,000 write-down in both property, plant and equipment and other liabilities.

11. INCOME TAXES

In March 2004, holders of warrants to purchase an aggregate of 3,375,000 shares of the Company's common stock exercised the warrants in full through a cashless exercise. The Company initially estimated that it would realize a cash tax benefit of approximately $15,400 from this transaction. After further review of the deduction available to the Company from this transaction, the Company subsequently revised this estimate, increasing it by approximately $29,000 to a total cash tax benefit of approximately $44,400. As a result, the Company increased its deferred tax asset by $17,200, reduced its income taxes payable by $11,800 and increased its additional paid in capital by $29,000.

12. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used to calculate earnings per share ("EPS") in the consolidated statements of operations:

                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           MARCH 31,             MARCH 31,
                                                      -------------------   -------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                2005       2004       2005       2004
                                                      --------   --------   --------   --------
Earnings per common share - basic:
Net earnings (numerator)                              $ 61,345   $ 35,139   $172,867   $108,743
                                                      --------   --------   --------   --------
Weighted average shares (denominator)                  102,717    101,797    103,180    100,978
                                                      --------   --------   --------   --------

   Earnings per common share-basic                    $   0.60   $   0.35   $   1.68   $   1.08
                                                      ========   ========   ========   ========

Earnings per common share - diluted:
Net earnings (numerator)                              $ 61,345   $ 35,139   $172,867   $108,743
                                                      --------   --------   --------   --------
Weighted average shares                                102,717    101,797    103,180    100,978
Effect of dilutive options and warrants                  3,175      5,123      2,782      5,443
                                                      --------   --------   --------   --------
   Weighted average shares - diluted (denominator)     105,892    106,920    105,962    106,421
                                                      --------   --------   --------   --------

   Earnings per common share-diluted                  $   0.58   $   0.33   $   1.63   $   1.02
                                                      ========   ========   ========   ========

                                                      2005   2004    2005   2004
                                                      ----   ----   -----   ----
Not included in the calculation of diluted earnings
   per share because their impact is antidilutive:
   Stock options outstanding                           76      5    1,749    48

13. COMPREHENSIVE INCOME

Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net earnings, the net changes in unrealized gains and losses on securities classified for SFAS No. 115 purposes as "available for sale," and the reversal of gains and losses included in net earnings (reclassification adjustments) that were previously included in comprehensive income. Total comprehensive income for the three months and nine months ended March 31, 2005 and 2004 was as follows:

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                             MARCH 31,            MARCH 31,
                                        ------------------   -------------------
                                           2005      2004      2005       2004
                                         -------   -------   --------   --------
Net earnings:                            $61,345   $35,139   $172,867   $108,743
Other comprehensive earnings
   net of tax:
   Net unrealized gains (losses)
      on marketable securities              (386)       --     (1,191)        --
   Reclassification adjustments               --        --         --        179
                                         -------   -------   --------   --------
Comprehensive income                     $60,959   $35,139   $171,676   $108,922
                                         =======   =======   ========   ========

14. RELATED PARTIES

Dr. Bernard C. Sherman and Jacob M. Kay

Under certain arrangements, the Company purchases bulk pharmaceutical materials and sells certain pharmaceutical products and bulk pharmaceutical materials to companies owned or controlled by Dr. Bernard C. Sherman, a member of the Company's Board of Directors until October 24, 2002 and a significant shareholder. In addition, Jacob M. Kay, a member of the Board of Directors, is president of Apotex, Inc., one of the companies owned or controlled by Dr. Sherman.

During fiscal 1996, the Company entered into an agreement with a company controlled by Dr. Sherman to share litigation and related costs in connection with the Company's Fluoxetine (generic Prozac) patent challenge. Under this agreement certain costs were shown as a reduction to operating expenses while other costs were included as cost of sales.

Separately, the Company receives a royalty on a product marketed and sold by a company controlled by Dr. Sherman.

The table below sets forth the statement of operations and balance sheet data for transactions with companies owned or controlled by Dr. Sherman for the three- and nine-month periods ended March 31, 2005 and 2004 and at March 31, 2005 and June 30, 2004:

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                               MARCH 31,           MARCH 31,
                                          ------------------   -----------------
                                             2005     2004       2005     2004
                                            ------   ------     ------   ------
Purchases from the Sherman Cos.             $   --   $    3     $5,575   $2,808
                                            ======   ======     ======   ======
Sales to the Sherman Cos.                   $2,666   $2,562     $7,633   $7,424
                                            ======   ======     ======   ======
Recovery of shared litigation costs
   included in Operating expenses           $  138   $  124     $  207   $  741
                                            ======   ======     ======   ======
Profit split charged to Cost of goods       $   --   $1,376     $1,419   $1,712
                                            ======   ======     ======   ======
Royalty revenue                             $    8   $   64     $  158   $  220
                                            ======   ======     ======   ======

                                                            MARCH 31,   JUNE 30,
                                                               2005       2004
                                                            ---------   --------
Accounts receivable                                           $2,696     $1,203
                                                              ======     ======
Accrued liabilities                                           $   --     $2,028
                                                              ======     ======

15. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain properties and equipment for various periods under operating leases. Future minimum rental payments, exclusive of taxes, insurance and other costs, under non-cancelable leases with terms in excess of one year in effect at June 30, 2004 are as follows:

FOR FISCAL YEARS ENDING JUNE 30,

                          2005     2006     2007     2008     2009    THEREAFTER
                         ------   ------   ------   ------   ------   ----------
Operating leases         $4,060   $4,297   $3,977   $3,376   $3,280     $18,775

Capital leases            1,868    1,692      856      204       95          32
                         ------   ------   ------   ------   ------     -------
Minimum lease payments   $5,928   $5,989   $4,833   $3,580   $3,375     $18,807
                         ======   ======   ======   ======   ======     =======

Insurance

The Company's insurance coverage at any given time reflects market conditions (including cost and availability) existing at the time it is written, and the decision to obtain insurance coverage or to self-insure varies accordingly. If the Company were to incur substantial liabilities that are not covered by insurance or that substantially exceed coverage levels or accruals for probable losses, there could be a material adverse effect on our financial statements in a particular period.

The Company utilizes a combination of self-insurance and traditional third-party insurance policies to cover product liability claims. The Company maintains third-party insurance that provides coverage, subject to specified co-insurance requirements, for the cost of product liability claims arising during the current policy period, which began on October 1, 2004 and ends on September 30, 2005, between an aggregate amount of $25,000 and $75,000. The Company is self-insured for up to $25,000 of costs incurred relating to product liability claims arising during the current policy period. In addition, the Company has obtained extended reporting periods under previous policies for claims arising prior to the current policy period. The current period and extended reporting period policies exclude certain products; the Company would be responsible for all product liability costs arising from these excluded products.

Legal Proceedings and Contingencies
-----------------------------------

The Company is involved in various claims and legal proceedings considered normal to its business, including product liability, intellectual property and other commercial litigation including antitrust actions. The Company records accruals for such contingencies to the extent that it concludes a loss is probable and the amount can be reasonably estimated. Additionally, the Company records insurance receivable amounts from third party insurers when appropriate.

Many claims involve highly complex issues relating to causation, label warnings, scientific evidence and other matters. Often these issues are subject to substantial uncertainties and therefore, the probability of loss and an estimate of the amount of the loss are difficult to determine. The Company's assessments are based on estimates that the Company, in consultation with outside counsel, believe are reasonable. Although the Company believes it has substantial defenses in these matters, litigation is inherently unpredictable. Consequently, the Company could in the future incur judgments or enter into settlements that could have a material adverse effect on its consolidated financial statements in a particular period.

Summarized below are the more significant matters pending to which the Company is a party. As of March 31, 2005, the Company's reserve for the liability associated with these claims or related defense costs is not material.

     Patent Matters

     Desogestrel/Ethinyl Estradiol Suit

In May 2000, the Company filed an abbreviated new drug application ("ANDA") seeking approval from the FDA to market the tablet combination of desogestrel/ethinyl estradiol tablets and ethinyl estradiol tablets, the generic equivalent of Organon Inc.'s Mircette (R) oral contraceptive regimen. The Company notified Bio-Technology General Corp. ("BTG"), the owner of the patent for the Mircette product, pursuant to the provisions of the Hatch-Waxman Act and BTG filed a patent infringement action in the United States District Court for the District of New Jersey seeking to prevent the Company from marketing the tablet combination. In December 2001, the District Court granted summary judgment in favor of the Company, finding that its generic product did not infringe the patent at issue in the case. BTG appealed the District Court's decision. In April 2002, the Company launched its Kariva(R) product, the generic version of Mircette. In April 2003, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's decision granting summary judgment in the Company's favor and remanded the case to the District Court for further proceedings.

In July 2003, BTG (now Savient) filed an amended complaint adding Organon (Ireland) Ltd. and Organon USA as plaintiffs. The amended complaint seeks damages and enhanced damages based upon willful infringement. The Company filed an answer to BTG's amended complaint in July 2003. The Company believes that it has not infringed BTG's patent. The Company has sold approximately $110,000 of Kariva from its launch to June 30, 2004 and continues to sell the product. If BTG and Organon are successful, the Company could be liable for damages for patent infringement that could exceed the Company's profit on the sale of Kariva. In addition, an adverse ruling likely would prohibit the Company from continuing to sell its Kariva product.

     Product Liability Matters

     Hormone Therapy Litigation

The Company and/or its Duramed subsidiary have been named as a defendant in approximately 3,000 personal injury product liability cases brought against the Company and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of certain estrogen and progestin medications prescribed to treat the symptoms of menopause. The cases against Barr and Duramed involve either or both of the Company's Cenestin product or the use of the Company's medroxyprogesterone acetate product, which typically has been prescribed for use in conjunction with Premarin or other hormone therapy products. All of these products remain approved by the FDA and continue to be marketed and sold to customers. While Barr and/or Duramed have been named as defendants in these cases, fewer than a third of the complaints actually allege the plaintiffs took a product manufactured by Barr and/or Duramed, and our experience to date suggests that, even in these cases, a high percentage of the plaintiffs will be unable to demonstrate actual use of a Barr and/or Duramed product. For that reason, by the end of March 2005, nearly 1,000 of the 3,000 cases had been dismissed and, based on discussions with the Company's outside counsel, several hundred more are expected to be dismissed in the near future.

The Company believes it has viable defenses to the allegations in the complaints and is defending the actions vigorously.

     Anti-trust Matters

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

     Ciprofloxacin (Cipro(R)) Antitrust Class Actions

To date the Company has been named as a co-defendant with Bayer Corporation, The Rugby Group, Inc. and others in approximately 38 class action complaints filed in state and federal courts by direct and indirect purchasers of Ciprofloxacin (Cipro(R)) from 1997 to the present. The complaints allege that the 1997 Bayer-Barr patent litigation settlement agreement was anti-competitive and violated federal antitrust laws and/or state antitrust and consumer protection laws. A prior investigation into the 1997 settlement by the Texas Attorney General's Office on behalf of a group of state Attorneys General was closed without further action in December 2001.

All of the federal complaints were consolidated in the U.S. District Court for the Eastern District of New York, which had been designated to handle the multi-district Cipro litigation at the federal level (the "MDL Case"). In May 2003, the District Court ruled that the 1997 settlement did not constitute a per se violation of the antitrust laws. At that time, the Court had rejected two of plaintiffs' three legal theories. In March 2005, the District Court granted summary judgment in the Company's favor, again rejecting a challenge to the lawfulness of its 1997 settlement with Bayer. In granting summary judgment, the District Court concluded that plaintiffs' remaining legal theory was also insufficient as a matter of law. Plaintiffs are expected to appeal the District Court's decision.

Of the state court lawsuits, two cases in New York and one case in Wisconsin were dismissed at the outset, and appeals are now pending. Lawsuits remain pending in California, Kansas, and Florida state courts, and all raise similar challenges to the same 1997 settlement for which the U.S. District Court has rejected antitrust and consumer protection claims as a matter of law. On April 13, 2005, the Superior Court of San Diego, California ordered a stay of the California state class actions until after the resolution of any appeal in the MDL Case. On April 22, 2005, the District Court of Johnson County, Kansas similarly stayed the action before it, until after the resolution of any appeal in the MDL Case. The Florida state class action remains at a very early stage, with no status hearings, dispositive motions, pre-trial schedules, or a trial date set as of yet.

The Company believes that its agreement with Bayer Corporation reflects a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Based on this belief, the Company is vigorously defending itself in the remaining state court matters, and will vigorously defend any appeal of the MDL Case. The Company anticipates that these matters may take several years to resolve.

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

     Commercial Matters

     Medicaid Reimbursement Cases

The Company, along with numerous other pharmaceutical companies, has been named as a defendant in separate actions brought by the states of Alabama, Kentucky and Illinois, the Commonwealth of Massachusetts, the City of New York, and the following counties in New York: Albany, Allegany, Broome, Catteraugus, Cayuga, Chautauqua, Chenango, Erie, Genesee, Greene, Herkimer, Monroe, Nassau, Oneida, Onondaga, Rockland, Saratoga, St. Lawrence, Suffolk, Tompkins, Rensselaer, Washington, Wayne,

Westchester, and Yates Counties. In each of these matters, the plaintiffs seek to recover damages and other relief for alleged overcharges for prescription medications paid for by their respective Medicaid programs. The Company believes that it has not engaged in any improper conduct and is vigorously defending itself.

     Other Litigation

As of March 31, 2005, the Company was involved with other lawsuits incidental to its business, including patent infringement actions, product liability, and personal injury claims. Management of the Company, based on advice of legal counsel, believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial statements.

     Indemnification
     ---------------

From time to time, in the normal course of business, the Company agrees to indemnify its employees, suppliers and customers concerning product liability and other customary matters. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification agreement, the Company would be required to reimburse the loss. The Company has historically not paid any significant amounts under these arrangements and at March 31, 2005, the recorded amounts for the estimated fair value of these indemnifications are not material.

16. SUBSEQUENT EVENT

On April 13, 2005, the Company announced that it had reached an agreement with Kos Pharmaceuticals, Inc. ("Kos"), regarding the resolution of patent litigation involving Kos' Niaspan(R) products that resulted in it entering into Co-Promotion, Licensing and Manufacturing, and Settlement and License Agreements with Kos.

Under the Co-Promotion Agreement, the Company will co-promote the current Niaspan(R) and Advicor(R) products, as well as future dosage formulations, strengths or modified versions of those products (the "Products"), to obstetricians, gynecologists and other practitioners with a focus on women's healthcare in the United States using a Duramed specialty sales force. Duramed will double its specialty sales force from 20 to 40 sales representatives in connection with co-promoting the Products, and Kos will provide training to the specialty sales force. In return, the Company will receive a royalty on Kos's sales of the Products.

Under the Licensing and Manufacturing Agreement, the Company will serve as a stand-by, alternate supply source for Kos's Niaspan and Advicor products, and in exchange will receive an upfront fee and quarterly fees thereafter. In addition, should Kos utilize the Company as a supply source, the Company would receive an agreed-upon supply price from Kos.

Under the Settlement and License Agreement, the Company will be able to launch generic versions of the Products on September 20, 2013, about four years before the last of the applicable Kos patents is set to expire. The Company will pay Kos a royalty on a portion of its profits from the sale of generic versions of the Products.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

REVENUES

The following table sets forth revenue data for the three and nine months ended March 31, 2005 and 2004 (dollars in millions).

                                         THREE MONTHS ENDED MARCH 31,        NINE MONTHS ENDED MARCH 31,
                                       -------------------------------   ----------------------------------
                                                             CHANGE                              CHANGE
                                                         -------------                       --------------
                                        2005     2004       $       %     2005      2004        $        %
                                       ------   ------   ------   ----   ------   --------   -------   ----
Generic products:
   Distributed alternative brands(1)   $   --   $ 84.7    (84.7)  -100%  $   --   $  344.9    (344.9)  -100%
   Oral contraceptives                   93.6    101.8     (8.2)    -8%   295.7      288.6       7.1      2%
   Other generic(2)                      95.9     90.9      5.0      6%   265.6      259.8       5.8      2%
                                       ------   ------   ------          ------   --------   -------
Total generic products                  189.5    277.4    (87.9)   -32%   561.3      893.3    (332.0)   -37%
Proprietary products                     71.8     39.3     32.5     83%   198.8      102.0      96.8     95%
                                       ------   ------   ------          ------   --------   -------
Total product sales                     261.3    316.7    (55.4)   -17%   760.1      995.3    (235.2)   -24%
Development and other revenue             3.7      4.4     (0.7)   -16%     6.8       10.6      (3.8)   -36%
                                       ------   ------   ------          ------   --------   -------
Total revenues                         $265.0   $321.1   $(56.1)   -17%  $766.9   $1,005.9   $(239.0)   -24%
                                       ======   ======   ======          ======   ========   =======

(1) Reflects sales of Ciprofloxacin sold during Bayer's pediatric exclusivity period which ended on June 9, 2004.

(2)  Includes sales of Ciprofloxacin after June 9, 2004.

TOTAL PRODUCT SALES

Total product sales for the three and nine months ended March 31, 2005 decreased as compared to the prior year periods primarily due to the expected decline in sales of our distributed version of Ciprofloxacin, as discussed in detail below. Partially offsetting the decrease in Ciprofloxacin sales were significant increases in sales of our proprietary products.

Generic Products

Distributed Alternative Brands (Ciprofloxacin)

On June 9, 2003 we began distributing Ciprofloxacin hydrochloride tablets and oral suspension pursuant to a license from Bayer Corporation obtained under a 1997 settlement of a patent challenge we initiated regarding Bayer's Cipro(R) antibiotic. In September 2003, we entered into an amended supply agreement with Bayer that enabled us to distribute Ciprofloxacin during and after Bayer's period of pediatric exclusivity, which ended on June 9, 2004. As a result of the exclusivity we enjoyed, Ciprofloxacin was our largest selling product in fiscal year 2004. We have shared and continue to share one-half of our profits, as defined, from the sale of Ciprofloxacin with Aventis, the contractual successor to our partner in the Cipro patent challenge case. Upon expiration of Bayer's period of pediatric exclusivity on June 9, 2004, as expected, several other competing Ciprofloxacin products were launched. As a result of the flood of competing products, our market share and product pricing declined dramatically for Ciprofloxacin almost immediately. Since the expiration of the exclusivity period, sales of Ciprofloxacin are included in the "Other generic" line item in the table above, and were insignificant for the three and nine months ended March 31, 2005.

Oral Contraceptives

For the quarter ended March 31, 2005, sales of generic oral contraceptives declined about 8% compared to the comparable prior year period. The year-over-year comparisons were unfavorably impacted by a combination of (1) prior year's total included launch quantities of Tri-Sprintec which were not repeated and (2) lower pricing and lower market share for Tri-Sprintec, Aviane and Apri due to increased competition. These factors were partially offset by the launch of Aranelle in October 2004 and by market-share gains on certain other existing products.

For the nine-month period ended March 31, 2005, generic oral contraceptives sales increased by 2% as compared to the same period in the prior year. The primary driver for the increase in the current period was three full quarters of sales of Tri-Sprintec, which we launched in late December 2003. In addition, contributions from Aranelle, which we launched in October 2004, partially offset declines in other existing product sales, some of which have seen increased competition since the same period in the prior year.

Other Generic Products

For the three and nine months ended March 31, 2005, other generic product sales increased 6% and 2%, respectively, from the prior year period, as sales from new products launched since the end of last year, including Didanosine and Metformin XR 750mg, more than offset declines in other existing product sales. The decline in existing product sales was primarily due to a significant decrease in sales of our Dextroamphetamine group of products due to declining units and lower prices caused by the launch of competing versions in late 2004. In April 2005, our generic exclusivity period on Metformin XR 750mg ended and several other generic companies launched competing versions of the product. As a result, we expect a significant decline in Metformin XR 750mg product sales going forward.

Proprietary Products

For the quarter ended March 31, 2005, proprietary product sales increased 83% from the prior year period. This increase was driven primarily by sales of products we acquired during calendar 2004, including Loestrin/Loestrin Fe (February 2004), Plan B (March 2004), Prefest(R) (November 2004 and Nordette (December 2004) as well as by higher sales of SEASONALE which reflects higher unit sales in support of prescription growth and higher pricing compared to last year. These increases were partially offset by lower sales of Cenestin which were negatively impacted by customer buying patterns.

For the nine-month period ended March 31, 2005, SEASONALE sales of $61 million led to a 95% increase in total proprietary product sales compared to the same period in the prior year. Additionally, sales from products acquired during the year, as described above, more than offset lower sales of other proprietary products.

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

Product mix plays a significant role in our quarterly and annual overall gross margin percentage. In the past, our overall margins have been negatively impacted by sales of lower-margin distributed versions of products such as Ciprofloxacin and Tamoxifen, which were manufactured for us by brand companies and distributed by us under the terms of the respective patent challenge settlement arrangements.

The following table sets forth cost of sales data, in dollars, as well as the resulting gross margins expressed as a percentage of product sales, for the three and nine months ended March 31, 2005 and 2004 (dollars in millions):

                         THREE MONTHS ENDED MARCH 31,        NINE MONTHS ENDED MARCH 31,
                       -------------------------------   -----------------------------------
                                            CHANGE                               CHANGE
                                        --------------                     -----------------
                        2005    2004       $       %      2005     2004        $        %
                       -----   ------   ------   -----   ------   ------   -------   -------
Generic products(1)    $67.4   $139.6   $(72.2)  -51.7%  $197.1   $494.9   $(297.8)   -60.2%
                       =====   ======   ======           ======   ======   =======     ====
   Gross margin(1)      64.4%    49.7%                     64.9%    44.6%

Proprietary products   $10.2   $  5.7   $  4.5    78.9%  $ 28.3   $ 19.0   $   9.3     48.9%
                       =====   ======   ======           ======   ======   =======     ====
   Gross margin         85.8%    85.5%                     85.8%    81.4%

Total cost of sales    $77.6   $145.3   $(67.7)  -46.6%  $225.4   $513.9   $(288.5)   -56.1%
                       =====   ======   ======           ======   ======   =======
   Gross margin         70.3%    54.1%                     70.6%    48.4%

     (1) Results for the three and nine months ended March 31, 2004 include the cost of purchasing Ciprofloxacin from Bayer, which we distributed as an alternative brand through June 9, 2004.

The decrease in total cost of sales for the three and nine months ended March 31, 2005, on a dollar basis, was primarily due to the year-over-year decrease in sales of Ciprofloxacin, which in prior year periods we had purchased from Bayer.

Margins on our generic products increased significantly in both the three and nine-month periods ended March 31, 2005 due mainly to the decrease in year-over-year distributed Ciprofloxacin sales. As a distributed product for which we shared the profits with our partner in the Cipro patent challenge, Ciprofloxacin had a higher cost of sales and a lower margin than our other generic products.

Margins on our proprietary products increased in the three and nine-month periods ended March 31, 2005 due to an improved mix among our proprietary products, resulting from increasing sales of certain higher-margin proprietary products, primarily SEASONALE and Loestrin/Loestrin FE.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

The following table sets forth selling, general and administrative expense for the three and nine months ended March 31, 2005 and 2004 (dollars in millions):

                                                    THREE MONTHS ENDED MARCH 31,      NINE MONTHS ENDED MARCH 31,
                                                 -------------------------------   ---------------------------------
                                                                       CHANGE                              CHANGE
                                                                   -------------                       -------------
                                                   2005     2004     $       %       2005      2004       $       %
                                                 -------   -----   -----   -----   --------   ------   ------   ----
Selling, general and administrative               $59.1    $56.5   $ 2.6      5%    $181.8    $176.0   $  5.8      3%
                                                  =====    =====   =====            ======    ======   ======

Charges included in selling, general and
  administrative                                  $  --    $ 4.2   $(4.2)  -100%    $   --    $ 19.9   $(19.9)  -100%
                                                  =====    =====   =====   ====     ======    ======   ======   ====

Selling, general and administrative expenses for the current quarter were higher than the prior year period primarily due to a $3.9 million increase in marketing and selling expenses associated with certain of our propriety products and a $2.4 million increase in amortization costs primarily related to recent product acquisitions. The prior year period included a write-off of $4.2 million associated with the acquisition of certain emergency contraception assets and technologies from Gynetics, Inc. There was no comparable write-off in the current period.

For the nine-month periods, the 3% increase in selling, general and administrative expenses reflects higher selling and marketing costs primarily due to an $11 million increase in marketing and promotion costs related to SEASONALE and Plan B. This increase related to expanding our SEASONALE direct-to-consumer advertising campaign and developing our promotion campaign for Plan B, which we acquired in February 2004. Also, information technology
(IT) costs increased $4.7 million, reflecting the support of ongoing IT projects, while amortization costs increased $5.7 million, primarily due to product acquisitions made during the second quarter. The prior nine-month period included a $15.7 million valuation allowance we established in September 2003 for loans we made to a former raw material supplier and the $4.2 million write-off described above. There were no comparable charges in the current nine-month period.

RESEARCH AND DEVELOPMENT

The following table sets forth research and development expenses for the three and nine months ended March 31, 2005 and 2004 (dollars in millions):

                                                 THREE MONTHS ENDED MARCH 31,       NINE MONTHS ENDED MARCH 31,
                                               -------------------------------   --------------------------------
                                                                   CHANGE                              CHANGE
                                                               ---------------                    ---------------
                                                2005    2004      $        %      2005    2004       $        %
                                               -----   -----   ------   ------   -----   ------   ------   ------
Research and development                       $35.5   $58.2   $(22.7)   -39.0%  $95.1   $144.8   $(49.7)   -34.3%
                                               =====   =====   ======   ======   =====   ======   ======   ======

Charges included in research and development   $  --   $32.6   $(32.6)  -100.0%  $  --   $ 68.2   $(68.2)  -100.0%
                                               =====   =====   ======   ======   =====   ======   ======   ======

Research and development expenses for the quarter declined compared to the same period last year primarily because acquisition-related charges incurred last year were not repeated. In particular, the prior year included a charge of $22.3 million resulting from our acquisition of Schering's rights and obligations under an existing product development and license agreement relating to the oxybutynin transvaginal ring product for urinary incontinence that we had assumed in connection with our Enhance Pharmaceuticals transaction in June 2002. Additionally, we wrote-off $10.3 million for in-process research and development acquired in connection with our acquisition of Women's Capital Corporation in February 2004. Other R&D expenses increased $9.9 million in the three-month period ended March 31, 2005 compared to the same period last year. The increase was primarily driven by a $5.0 million payment to PLIVA related to the development, supply and marketing agreement that we entered into in March 2005 for the generic biopharmaceutical Granulocyte Colony Stimulating Factor (G-CSF) and a $2.7 million increase in the costs of bioequivalence studies, reflecting both an increase in the number and costs of the studies.

For the nine-month period ended March 31, 2005, research and development expenses decreased compared with last year. The prior nine-month period included the charges mentioned above as well as a $35.6 million charge for the write-off of in-process research and development costs related to the purchase of substantially all the assets of Endeavor Pharmaceuticals in November 2003. Other R&D expenses for the nine-month period ended March 31, 2005, increased $18.5 million compared to the prior year period, primarily from (1) the $5.0 payment to PLIVA, (2) a $5.2 million increase in the costs of bioequivalence studies,
(3) $5.1 million in higher production and quality related costs related to the increased number of bioequivalence studies, FDA submissions and validation batches produced and a (4) $3.1 million increase in payments to third parties in connection with the development of new products using new drug delivery systems for us (such as patches, sterile ophthalmics and nasal sprays).

INCOME TAXES

The following table sets forth income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the three and nine months ended March 31, 2005 and 2004 (dollars in millions):

                        THREE MONTHS ENDED MARCH 31,    NINE MONTHS ENDED MARCH 31,
                        ----------------------------   ----------------------------
                                            CHANGE                        CHANGE
                                         -----------                   ------------
                          2005    2004     $      %     2005    2004     $       %
                         -----   -----   ----   ----   -----   -----   -----   ----
Income tax expense       $33.7   $26.3   $7.4   28.1%  $97.1   $63.0   $34.1   54.1%
                         =====   =====   ====   ====   =====   =====   =====   ====
   Effective tax rate     35.5%   42.8%                 36.0%   36.7%

The effective tax rates for the 2005 periods were favorably impacted by a combination of (1) a higher rate in the prior year due to a $10.3 million write-off of acquired in-process research and development that was not deductible for federal income tax purposes, (2) the utilization of a capital loss that had a valuation allowance in the current quarter and (3) a change in the mix of income among the states where the Company has manufacturing facilities.

Our federal income returns for fiscal years 2002 and 2003 are currently under audit by the IRS. Although the audits are not finalized, we believe that their resolution could favorably impact our rate in the fourth quarter but would not have a material effect on our financial position or liquidity. Prior periods have either been audited or are no longer subject to audit.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is the collection of accounts and other receivables primarily related to product sales. Our primary uses of cash include financing inventory, research and development, marketing, capital projects, business development activities and our share repurchase program.

Within the past year cash flows from operations have been more than sufficient to fund our cash needs. At March 31, 2005, our cash, cash equivalents and short-term marketable securities totaled $527.1 million, an increase of $74.9 million from our position at June 30, 2004.

Operating Activities

Our operating cash flows for the nine months ended March 31, 2005 were $256.9 million, compared with $196.0 million for the nine months ended March 31, 2004. Components of the $256.9 million of operating cash flows in the first nine months of this fiscal year include net earnings of $172.9 million and a $34.1 million decrease in accounts and other receivables primarily due to a $47.5 million payment from Bayer related to a price adjustment for Ciprofloxacin inventory we purchased during the second half of fiscal 2004. A decrease in accounts payable, accrued expenses and other liabilities of $50.4 million was largely a result of $38.0 million in payments to Solvay Pharmaceuticals under an arbitration award in fiscal 2004. Income taxes payable increased by $18.4 million due to a higher tax provision resulting from increased earnings as well as the timing of estimated tax payments.

In March 2004 holders of warrants to purchase an aggregate of 3,375,000 shares of our common stock exercised the warrants in full through a cashless exercise. We initially estimated that we would realize a cash tax benefit of approximately $15.4 million from this transaction. After further review of the deduction available to us from this transaction, we subsequently revised this estimate, increasing it by approximately $29.0 million for a total cash tax benefit of approximately $44.4 million. As a result, we increased our deferred tax assets by $17.2 million, reduced income taxes payable by $11.8 million and increased additional paid in capital by $29.0 million. The deferred tax asset of $17.2 million is expected to reduce income taxes payable over the next 12 years.

Investing Activities

Net cash used in investing activities decreased to $164.1 million during the first nine months of fiscal 2005 from $205.2 million in the prior year period. This decline resulted from fewer product and business acquisitions in the current period. Notwithstanding this decline, we did have significant investing activities in the first nine months of fiscal 2005, including the purchase of product rights for Prefest(R) and Nordette(R) for $27.0 million and a $19.3 million payment for the buy-out of future royalty interests from the patent holder for SEASONALE. Capital expenditures for IT projects and plant upgrades and expansions were $42.9 million through the first nine months of fiscal 2005, up from $36.9 million in the prior year period.

In the third quarter, we concluded that it was appropriate to reclassify our investment in auction rate securities as short-term marketable securities. Previously, such investments had been classified as cash and cash equivalents on the balance sheet. Accordingly, we have revised our June 30, 2004 consolidated balance sheet to reclassify $391 million of auction rate securities from cash and cash equivalents to short-term marketable securities. We classify these securities as "available-for-sale" as defined in SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." We have also revised the presentation of our consolidated statements of cash flows for the periods ended March 31, 2005 and 2004 to reflect the gross purchases and sales of these securities as investing activities rather as components of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operating activities or financing activities in our consolidated statements of cash flows nor does it have an affect our previously reported consolidated statements of operations.

Financing Activities

Net cash used in financing activities totaled $106.6 million for the first nine months of fiscal 2005 compared to $7.4 million of net cash provided by financing activities in the prior year period. This $114.0 million increase in cash used in financing activities was due primarily to the repurchase of approximately
2.55 million shares of common stock for approximately $100.0 million in the first half of fiscal 2005 and the $12.2 million we used in the current period to repay previously outstanding mortgage notes relating to our Cincinnati, Ohio manufacturing facility. Under our share repurchase program, we are authorized by the Board to repurchase up to $300 million of common stock in the open market or in privately negotiated transactions through December 31, 2005. Proceeds from the exercise of stock options and employee stock purchase plans totaled $13.1 million in the first nine months of fiscal 2005, down from $21.9 million in the prior year period.

Debt Repayments and Credit Availability

On August 30, 2004, we entered into a new $175.0 million, five-year credit facility. To date, no draws have been made under the credit facility. If and when drawn, borrowings will bear interest at a floating rate based on a base rate or a Eurodollar rate. We may use the proceeds of the credit facility for working capital, capital expenditures, and general corporate purposes (including share repurchases and permitted acquisitions). Upon entering into the new credit facility, we terminated our prior $40.0 million credit facility.

In February 2005, we made a $12.2 million payment in complete satisfaction of mortgage notes held by a bank. The notes were secured by our Cincinnati, Ohio manufacturing facility.

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

Set forth below is an update of the provisions for estimated reductions to gross revenues to show the amounts of various revenue dilution items at March 31, 2005 and June 30, 2004. We refer you to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 for a complete discussion of our "Critical Accounting Policies" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in those reports.

PROVISIONS FOR ESTIMATED REDUCTIONS FROM GROSS REVENUES

For each of the items listed below other than Medicaid rebates, the estimated amounts serve to reduce our accounts receivable balance. We include our estimate for Medicaid rebates in accrued liabilities. A table showing the amounts of such accruals at March 31, 2005 and June 30, 2004 is set forth below (dollars in millions):

                                                            MARCH 31,   JUNE 30,
                                                               2005       2004
                                                            ---------   --------
Accounts receivable reserves:
   Returns and allowances                                     $ 52.9     $ 57.5
   Chargebacks                                                  36.6       38.9
   Rebates                                                      49.5       39.3
   Other                                                         6.7        6.2
                                                              ------     ------
      Total                                                   $145.7     $141.9
                                                              ======     ======
Accrued liabilities:
   Medicaid rebates                                           $ 11.3     $ 11.4
                                                              ======     ======

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio of $589.9 million. We do not use derivative financial instruments to hedge any risks or for speculative gain.

Our investment portfolio consists of cash and cash equivalents and market auction debt securities classified as "available for sale." Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in a variety of high credit-quality debt securities, including U.S. government, state and local government, and corporate obligations, certificates of deposit and money market funds. Approximately 76% of the portfolio matures within three months, or is subject to an interest-rate reset date that occurs within 90 days. The carrying value of the investment portfolio approximates the market value at March 31, 2005 and the value at maturity. Because our investments consist mainly of cash equivalents and market auction debt securities, a hypothetical 100 basis point change in interest rates is not likely to have a material effect on the Company's consolidated financial statements.

None of our outstanding debt at March 31, 2005 bears interest at a variable rate. Any borrowings under our $175.0 million unsecured revolving credit facility will bear interest at a variable rate based on the prime rate, the Federal Funds rate or LIBOR. At March 31, 2005, no amounts were drawn under this facility.

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

At the conclusion of the period ended March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

CHANGES IN INTERNAL CONTROLS

During the quarter ended March 31, 2005, there have been no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation Matters

The disclosure under Note 15-Commitments and Contingencies-Litigation Matters included in Part 1 of this report is incorporated in this Part II, Item 1 by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the three months ended March 31, 2005, the Company did not repurchase any of its common shares under its share repurchase program. At March 31, 2005, the Company could repurchase another $200 million of its shares under its share repurchase program, which is set to expire on December 31, 2005.

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

                                        BARR PHARMACEUTICALS, INC.

Date: May 6, 2005


                                        /s/ Bruce L. Downey
                                        ----------------------------------------
                                        Bruce L. Downey
                                        Chairman of the Board and Chief
                                        Executive Officer


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