Form 10-Q
period 2005-09-30
BARR PHARMACEUTICALS INC
filed 2005-11-02
CIK 10081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 21, 2005 the registrant had 107,593,993 shares of $0.01 par value common stock outstanding.

BARR PHARMACEUTICALS, INC.

Part 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Barr Pharmaceuticals, Inc. and subsidiaries
Consolidated Balance Sheets
(in thousands, except share amounts)
(unaudited)

	September 30,	June 30,
	2005	2005

Assets
Current assets:
Cash and cash equivalents	$26,052	$115,793
Marketable securities	737,522	527,462
Accounts receivable, net of reserves of $132,600 and $150,000, at September 30, 2005 and June 30, 2005, respectively	167,770	152,599
Other receivables	55,719	21,411
Inventories, net	128,567	137,638
Deferred income taxes	30,224	30,224
Prepaid expenses and other current assets	16,645	8,229

Total current assets	1,162,499	993,356

Property, plant and equipment, net of accumulated depreciation of $138,257 and $129,617, at September 30, 2005 and June 30, 2005, respectively	256,739	249,485
Deferred income taxes	57,137	60,504
Marketable securities	35,984	53,793
Other intangible assets	95,235	98,343
Goodwill	17,998	17,998
Other assets	11,834	9,367

Total assets	$1,637,426	$1,482,846

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$28,776	$49,743
Accrued liabilities	174,337	144,428
Current portion of long-term debt and capital lease obligations	5,456	5,446
Income taxes payable	32,484	13,353

Total current liabilities	241,053	212,970

Long-term debt and captial lease obligations	15,121	15,493
Other liabilities	20,575	20,413

Commitments & Contingencies

Shareholders’ equity:
Preferred stock, $1 par value per share; authorized 2,000,000; none issued	—	—
Common stock, $.01 par value per share; authorized 200,000,000; issued 107,284,951 and 106,340,470, at September 30, 2005 and June 30, 2005, respectively	1,073	1,063
Additional paid-in capital	498,037	454,489
Retained earnings	962,912	879,669
Accumulated other comprehensive loss	(655)	(561)

	1,461,367	1,334,660

Treasury stock at cost: 2,972,997 shares at September 30, 2005 and June 30, 2005	(100,690)	(100,690)

Total shareholders’ equity	1,360,677	1,233,970

Total liabilities and shareholders’ equity	$1,637,426	$1,482,846

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Barr Pharmaceuticals, Inc. and subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2005	2004
Revenues:
Product sales	$266,793	$242,999
Alliance, development and other revenue	43,646	1,509

Total revenues	310,439	244,508

Costs and expenses:
Cost of sales	80,062	69,638
Selling, general and administrative	68,572	64,330
Research and development	35,066	28,514

Earnings from operations	126,739	82,026

Interest income	4,475	1,952
Interest expense	79	580
Other expense, net	455	182

Earnings before income taxes	130,680	83,216

Income tax expense	47,437	31,081

Net earnings	$83,243	$52,135

Earnings per common share — basic	$0.80	$0.50

Earnings per common share — diluted	$0.78	$0.49

Weighted average shares	103,620	104,172

Weighted average shares — diluted	106,290	106,794

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Barr Pharmaceuticals, Inc. and subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2005 and 2004
(in thousands of dollars)
(unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$83,243	$52,135
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,456	9,989
Stock-based compensation expense	6,770	—
Deferred tax income tax expense	3,421	—
Other	184	(329)
Tax benefit of stock incentives and warrants	—	19,723

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable and other receivables, net	(49,479)	66,428
Inventories	9,071	(3,629)
Prepaid expenses	841	3,145
Other assets	(74)	(395)
Increase (decrease) in:
Accounts payable, accrued liabilities and other liabilities	(175)	(37,714)
Income taxes payable	19,131	11,526

Net cash provided by operating activities	84,389	120,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,949)	(11,362)
Buy-out of product royalty	—	(19,250)
Purchases of marketable securities	(507,837)	(444,683)
Sales of marketable securities	316,230	401,640
Other	(3,000)	(4,464)

Net cash used in investing activities	(210,556)	(78,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	(362)	(772)
Purchase of treasury stock	—	(63,098)
Tax benefit of stock incentives	14,324	—
Proceeds from exercise of stock options and employee stock purchases	22,464	5,180

Net cash provided by (used in) financing activities	36,426	(58,690)

Decrease in cash and cash equivalents	(89,741)	(15,930)
Cash and cash equivalents at beginning of period	115,793	28,508

Cash and cash equivalents at end of period	$26,052	$12,578

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)
(unaudited)
1. Basis of Presentation
     The accompanying unaudited financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
     In our opinion, the unaudited financial statements reflect all adjustments (including those that are normal and recurring) that are necessary in the judgment of management for a fair presentation of such statements in conformity with accounting principles generally accepted in the United States (“GAAP”). In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.
2. Stock-Based Compensation
     The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. The Company has three stock-based employee compensation plans, two stock-based non-employee director compensation plans and an employee stock purchase plan. Stock-based compensation consists of stock options, stock appreciation rights and the employee stock purchase plan. Stock options and stock appreciation rights are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally, stock options and stock appreciation rights granted to employees fully vest three years from the grant date and have a term of 10 years. Stock options and stock appreciation rights granted to directors are generally exercisable on the date of the first annual shareholders’ meeting immediately following the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.
     Prior to July 1, 2005, the Company accounted for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net earnings because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. The Company has elected to utilize the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net earnings in the periods after the date of adoption. The Company recognized stock-based compensation cost in the amount of $6,770 in the three months ended September 30, 2005 as well as related tax-benefits of $1,557.
     SFAS 123R requires the Company to present pro forma information for periods prior to the adoption as if it had accounted for all stock-based compensation under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock-based employee compensation.

Three Months
Ended
September 30, 2004
Net earnings, as reported	$52,135
Deduct:
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	4,625

Pro forma net earnings	$47,510

Earnings per share:
Basic — as reported	$0.50

Basic — pro forma	$0.46

Diluted — as reported	$0.49

Diluted — pro forma	$0.44

     For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid cash dividends recently) and employee exercise behavior. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected life of the fiscal 2006 grants is derived from historical and other factors.
     The weighted-average fair value of the stock appreciation rights granted in the three months ended September 30, 2005 was $18.01 per right, determined using the following assumptions:

Average expected term (years)	5.0
Risk-free interest rate	3.72%
Dividend yield	0.00%
Expected volatility	36.85%
     As of September 30, 2005, the total remaining unrecognized compensation cost related to non-vested stock options and stock appreciation rights amounted to $44,866. Unrecognized compensation cost related to the employee stock purchase plan amounted to $227 at September 30, 2005. The weighted average remaining requisite service period of the non-vested stock options and stock appreciation rights was 26 months while the remaining requisite service period for the employee stock purchase plan was 3 months.
3. Inventories, net
     Inventories consist of the following:

	September 30,	June 30,
	2005	2005
Raw materials and supplies	$75,900	$79,120
Work-in-process	16,612	16,405
Finished goods	36,055	42,113

Total	$128,567	$137,638

     Inventories are presented net of reserves of $14,530 and $13,415 at September 30, 2005 and June 30, 2005, respectively.

4. Other Intangible Assets
     Intangible assets, excluding goodwill, which are comprised primarily of product licenses and product rights and related intangibles, consist of the following:

	September 30,	June 30,
	2005	2005
Product licenses	$45,600	$45,600
Product rights and related intangibles	70,796	70,796

	116,396	116,396
Less: accumulated amortization	(21,161)	(18,053)

Other intangible assets, net	$95,235	$98,343

     Estimated amortization expense on product licenses and product rights and related intangibles for the years ending June 30, is as follows:

2006	$12,433
2007	$11,219
2008	$10,384
2009	$9,575
2010	$9,334
     The Company’s product licenses and product rights and related intangibles have weighted-average useful lives of approximately 10 and 13 years, respectively.
5. Segment Reporting
     The Company operates in two reportable business segments: Generic Pharmaceuticals and Proprietary Pharmaceuticals. Product sales and gross profit information for the Company’s operating segments consist of the following:

	Three Months Ended September 30,
	2005		2004
		% of		% of
	$’s	sales	$’s	sales
Product sales:
Proprietary	$59,624	22%	$62,757	26%
Generic	207,169	78%	180,242	74%

Total product sales	$266,793	100%	$242,999	100%

		Margin		Margin
	$’s	%	$’s	%
Gross profit:
Proprietary	$49,211	83%	$54,606	87%
Generic	137,520	66%	118,755	66%

Total gross profit	$186,731	70%	$173,361	71%

6. Earnings Per Share
     The following is a reconciliation of the numerators and denominators used to calculate earnings per common share (“EPS”) in the consolidated statements of operations:

	Three Months Ended
	September 30,
	2005	2004
Earnings per common share — basic:
Net earnings (numerator)	$83,243	$52,135

Weighted average shares (denominator)	103,620	104,172

Earnings per common share-basic	$0.80	$0.50

Earnings per common share — diluted:
Net earnings (numerator)	$83,243	$52,135

Weighted average shares	103,620	104,172
Effect of dilutive options and warrants	2,670	2,622

Weighted average shares — diluted (denominator)	106,290	106,794

Earnings per common share-diluted	$0.78	$0.49

	2005	2004
Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	76	1,765
7. Comprehensive Income
     Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net changes in unrealized gains and losses on securities classified for SFAS No. 115 purposes as “available for sale.” Total comprehensive income for the three months ended September 30, 2005 and 2004 was $83,149 and $51,782, respectively.
8. Commitments and Contingencies
     Leases
     The Company is party to various leases that relate to the rental of office facilities and equipment. The future minimum rental payments, exclusive of taxes, insurance and other costs under noncancellable leases with terms in excess of one year in effect at June 30, 2005 are as follows:
For fiscal years ending June 30,

	2006	2007	2008	2009	2010	Thereafter
Operating leases	$4,366	$3,981	$3,379	$3,281	$3,189	$15,586
Capital leases	1,690	856	204	95	32	—

Minimum lease payments	$6,056	$4,837	$3,583	$3,376	$3,221	$15,586

          Product Liability Insurance
          The Company uses a combination of self-insurance and traditional third-party insurance policies to cover product liability claims.
          The Company maintains third-party insurance that provides coverage, subject to specified co-insurance requirements, for the cost of product liability claims arising during the current policy period, which began on October 1, 2005 and ends on September 30, 2006, between an aggregate amount of $25,000 and $75,000. The Company is self-insured for up to the first $25,000 of costs incurred relating to product liability claims arising during the current policy period. In addition, the Company has obtained extended reporting periods under previous policies for claims arising prior to the current policy period. The current period and extended reporting period policies exclude certain products; the Company would be responsible for all product liability costs arising from these excluded products.
          The Company has been incurring significant legal costs associated with its hormone therapy litigation (see below). To date, these costs have been covered under extended reporting period policies that provide up to $25,000 of coverage. As of September 30, 2005, there was approximately $10,000 of coverage remaining under these policies. The Company has recorded a receivable for legal costs incurred and expected to be recovered under these policies. Once the coverage from these extended reporting period policies has been exhausted, future legal and settlement costs will be covered by a combination of self-insurance and other third-party insurance layers.
          Indemnity Provisions
          From time-to-time, in the normal course of business, the Company agrees to indemnify its suppliers, customers and employees concerning product liability and other matters. For certain product liability matters, the Company has incurred legal defense costs on behalf of certain of its customers under these agreements. Except as defined below, no amounts have been recorded in the financial statements for probable losses with respect to the Company’s obligations under such agreements.
          In June 2005, the Company entered into an agreement with Teva Pharmaceuticals USA, Inc. which allowed Teva to manufacture and launch Teva’s generic version of Aventis’ Allegra ® product during the Company’s 180 day exclusivity period, in exchange for Teva’s obligation to pay the Company a specified percentage of Teva’s operating profit, as defined, on sales of the product. The agreement also provides that each company will indemnify the other for the portion of any patent infringement damages they might incur as a result of the underlying litigation, described below, so that the parties will share any such damage liability in proportion to their respective share of Teva’s operating profit. On September 1, 2005, Teva launched its generic version of Allegra and the Company, in accordance with Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” recorded a $4,057 liability to reflect the fair value of the indemnification obligation it has undertaken. This amount is included in other liabilities on the consolidated balance sheet as of September 30, 2005.
     Litigation Settlement
          On October 22, 1999, the Company entered into a settlement agreement with Schein Pharmaceutical, Inc. (now part of Watson Pharmaceuticals, Inc.) relating to a 1992 agreement regarding the pursuit of a generic conjugated estrogens product. Under the terms of the settlement, Schein relinquished any claim to rights in Cenestin in exchange for a payment of $15,000 made to Schein in 1999. An additional $15,000 payment is required under the terms of the settlement if Cenestin achieves total profits (product sales less product-specific cost of goods sold, sales and marketing and other relevant expenses) of greater than $100,000 over any five year period prior to October 22, 2014. As of September 30, 2005 no amounts have been recorded related to this settlement.

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
          Summarized below are the more significant matters pending to which the Company is a party. As of September 30, 2005, the Company’s reserve for the liability associated with claims or related defense costs for these matters, other than the Desogestrel/Ethinyl Estradiol matters described below, is not material.
     Patent Matters
               Desogestrel/Ethinyl Estradiol Suit
          In May 2000, the Company filed an Abbreviated New Drug Application (“ANDA”) seeking approval from the FDA to market the tablet combination of desogestrel/ethinyl estradiol tablets and ethinyl estradiol tablets, the generic equivalent of Organon Inc.’s Mircette ® oral contraceptive regimen. The Company notified Bio-Technology General Corp. (“BTG”), the owner of the patent for the Mircette product, pursuant to the provisions of the Hatch-Waxman Act, and BTG filed a patent infringement action in the U.S. District Court for the District of New Jersey seeking to prevent the Company from marketing the tablet combination. In December 2001, the District Court granted summary judgment in favor of the Company, finding that its generic product did not infringe the patent at issue in the case. BTG appealed the District Court’s decision. In April 2002, the Company launched its Kariva ® product, the generic version of Mircette. In April 2003, the U.S. Court of Appeals for the Federal Circuit reversed the District Court’s decision granting summary judgment in the Company’s favor and remanded the case to the District Court for further proceedings.
          In July 2003, BTG (now Savient) filed an amended complaint adding Organon (Ireland) Ltd. and Organon USA as plaintiffs. The amended complaint seeks damages and enhanced damages based upon willful infringement. The Company filed an answer to BTG’s amended complaint in July 2003. The Company believes that it has not infringed BTG’s patent and because of this, it continues to market and sell Kariva. Nevertheless, Organon seeks to recover lost profits or a reasonable royalty of up to $100,000 from the date of launch through June 30, 2005. If BTG and Organon are successful, the Company could be liable for damages for patent infringement and the damages could be significant. In addition, an adverse ruling likely would prohibit the Company from continuing to sell its Kariva product.
          On June 15, 2005 the Company entered into a non-binding Letter of Intent with Organon (Ireland) Ltd., Organon USA and Savient Pharmaceuticals, Inc. to acquire the New Drug Application (“NDA”) for Mircette, obtain a royalty-free patent license to promote Mircette in the United States and dismiss all pending litigation between the parties in exchange for a payment by the Company of up to $155,000. The parties will not be contractually bound unless and until they negotiate and execute definitive agreements and the pending anti-trust review is satisfactorily resolved, as discussed below. If consummated, the transaction would permit the Company to promote Mircette through its Duramed sales force, which could increase sales of both Mircette and Kariva. If the transaction is not consummated, the Company expects to continue to vigorously defend its position in the Mircette litigation.
          In July 2005, the parties made the required Hart-Scott-Rodino filings with the Federal Trade Commission (“FTC”) regarding the proposed transaction. On August 1, 2005, the FTC issued a “second request,” asking the Company and Organon to provide detailed information concerning the proposed transaction. The Company and Organon have responded to this request and are awaiting completion of the FTC’s process.
          The proposed transaction is contingent upon satisfactory completion of the FTC’s review and the negotiation of mutually satisfactory definitive agreements. However, because the proposed transaction includes, as one of its components, a payment in settlement of litigation, it is presumed under Generally Accepted Accounting Principles (“GAAP”) to give rise to a

“probable loss,” as defined in SFAS No. 5, “Accounting for Contingencies”. In consultation with outside advisors and based on preliminary valuations of the assets the Company would acquire if the transaction closes on the terms presently contemplated, the Company recorded a charge of $63,238 as of June 30, 2005 to reflect the proposed litigation settlement. The Company may reverse the charge, in whole or in part, in the future if the transaction does not close and it prevails in the litigation or is ultimately held liable for a lesser amount of damages. If the transaction does not close and an unfavorable verdict were to be rendered against the Company at trial, the ultimate amount of damages payable by it could be significantly more or less than the $63,238 charge it has recorded in connection with the proposed litigation settlement.
               Desmopressin Acetate Suit
          In July 2002, the Company filed an ANDA seeking approval from the FDA to market desmopressin acetate tablets, the generic equivalent of Aventis’ DDAVP ® product. The Company notified Ferring AB, the patent holder, and Aventis pursuant to the provisions of the Hatch-Waxman Act in October 2002. Ferring AB and Aventis filed a suit in the U.S. District Court for the Southern District of New York in December 2002 for infringement of one of the four patents listed in the Orange Book for desmopressin acetate tablets, seeking to prevent the Company from marketing desmopressin acetate tablets until the patent expires in 2008. In January 2003, the Company filed an answer and counterclaim asserting non-infringement and invalidity of all four listed patents. In January 2004, Ferring AB amended their complaint to add a claim of willful infringement.
          On February 7, 2005, the court granted summary judgment in the Company’s favor. Ferring AB and Aventis have appealed. On July 5, 2005, the Company launched its generic product. If Ferring AB and Aventis are successful in reversing the grant of summary judgment and ultimately prevail in the case, the Company could be liable for damages for patent infringement that could exceed the Company’s profit on the sale of desmopressin acetate. In addition, depending on when the litigation is ultimately resolved, an adverse ruling likely would prohibit the Company from continuing to sell its Desmopressin Acetate product.
               Fexofenadine Hydrochloride Suit
          In June 2001, the Company filed an ANDA seeking approval from the FDA to market fexofenadine hydrochloride tablets in 30 mg, 60 mg and 180 mg strengths, the generic equivalent of Adventis’ Allegra ® tablet products for allergy relief. The Company notified Aventis pursuant to the provisions of the Hatch-Waxman Act and, in September 2001, Aventis filed a patent infringement action in the U.S. District Court for the District of New Jersey-Newark Division, seeking to prevent the Company from marketing this product until after the expiration of various U.S. patents, the last of which is alleged to expire in 2017.
          After the filing of the Company’s ANDAs, Aventis listed an additional patent on Allegra in the Orange Book. The Company filed appropriate amendments to its ANDAs to address the newly listed patent and, in November 2002, notified Merrell Pharmaceuticals, Inc., the patent holder, and Aventis pursuant to the provisions of the Hatch-Waxman Act. Aventis filed an amended complaint in November 2002 claiming that the Company’s ANDAs infringe the newly listed patent.
          On March 5, 2004, Aventis and AMR Technology, Inc., the holder of certain patents licensed to Aventis, filed an additional patent infringement action in the U.S. District Court for the District of New Jersey – Newark Division, based on two patents that are not listed in the Orange Book.
          In June 2004, the court granted the Company summary judgment of non-infringement as to two patents. On March 31, 2005, the court granted the Company summary judgment of invalidity as to a third patent. Discovery is proceeding on the five remaining patents at issue in the case. No trial date has been scheduled.
          On August 31, 2005, the Company received final FDA approval for its fexofenadine tablet products. As referenced above, pursuant to an agreement between the Company and Teva, the Company selectively waived its 180 days of generic exclusivity to Teva, and Teva launched its generic product on September 1, 2005.

          On September 21, 2005, Aventis filed a motion for a preliminary injunction or expedited trial. The motion asks the court to enjoin the Company and Teva from marketing their generic versions of Allegra tablets, 30 mg, 60 mg and 180 mg, or to expedite the trial in the case. The injunction also asks the court to enjoin Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the commercial production of generic Fexofenadine raw material. The preliminary injunction hearing began on October 27, 2005.
          If the Company and Teva are unsuccessful in the litigation, the Company and Teva could be liable for Aventis’s lost profits on the sale of Allegra, which could potentially exceed the Company’s and Teva’s profits on the sale of the generic product.
     Product Liability Matters
               Hormone Therapy Litigation
          The Company has been named as a defendant in approximately 3,300 personal injury product liability cases brought against the Company and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of certain estrogen and progestin medications prescribed to treat the symptoms of menopause. The cases against the Company involve either or both of the Company’s Cenestin products or the use of the Company’s medroxyprogesterone acetate product, which typically has been prescribed for use in conjunction with Premarin or other hormone therapy products. All of these products remain approved by the FDA and continue to be marketed and sold to customers. While the Company has been named as a defendant in these cases, fewer than a third of the complaints actually allege the plaintiffs took a product manufactured by the Company, and the Company’s experience to date suggests that, even in these cases, a high percentage of the plaintiffs will be unable to demonstrate actual use of a Company product. For that reason, approximately 1,900 of the 3,300 cases have been dismissed and, based on discussions with the Company’s outside counsel, several hundred more are expected to be dismissed in the near future.
          The Company believes it has viable defenses to the allegations in the complaints and is defending the actions vigorously.
     Antitrust Matters
               Invamed, Inc./Apothecon, Inc.
          In February 1998, Invamed, Inc. and Apothecon, Inc., both of which have since been acquired by Sandoz, Inc., which is a subsidiary of Novartis AG, named the Company and several others as defendants in lawsuits filed in the U.S. District Court for the Southern District of New York, alleging violations of antitrust laws and also charging that the Company unlawfully blocked access to the raw material source for warfarin sodium. The two actions have been consolidated. On May 10, 2002, the District Court granted summary judgment in the Company’s favor on all antitrust claims in the case, but found that the plaintiffs could proceed to trial on their allegations that the Company interfered with an alleged raw material supply contract between Invamed and the Company’s raw material supplier. Invamed and Apothecon appealed the District Court’s decision to the U. S. Court of Appeals for the Second Circuit. Trial on the merits was stayed pending the outcome of the appeal.
          On October 18, 2004, the Court of Appeals reversed the District Court’s grant of summary judgment and held that the plaintiffs have raised triable issues of material fact on their antitrust claims. Discovery is ongoing in the District Court. The case is scheduled to be ready for trial by June 2006.
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
     The lawsuits included nine consolidated in California state court, one in Kansas state court, one in Wisconsin state court, one in Florida state court, and two consolidated in New York state court, with the remainder of the actions pending in the U.S. District Court for the Eastern District of New York for coordinated or consolidated pre-trial proceedings (the “MDL Case”). On March 31, 2005, the Court in the MDL case granted summary judgment in the Company’s favor and dismissed all of the federal actions before it. On June 7, 2005, plaintiffs filed notices of appeal to the U.S. Court of Appeals for the Second Circuit. The Court of Appeals has stayed consideration of the merits pending consideration of the Company’s motion to transfer the appeal to the United States Court of Appeals for the Federal Circuit.
     On September 19, 2003, the Circuit Court for the County of Milwaukee dismissed the Wisconsin state class action for failure to state a claim for relief under Wisconsin law. Plaintiffs appealed, and briefing is currently underway. On October 17, 2003, the Supreme Court of the State of New York for New York County dismissed the consolidated New York state class action for failure to state a claim upon which relief could be granted and denied the plaintiffs’ motion for class certification. Plaintiffs have appealed that decision, briefing is complete, and oral argument is set for November 22, 2005. On April 13, 2005, the Superior Court of San Diego, California ordered a stay of the California state class actions until after the resolution of any appeal in the MDL case. On April 22, 2005, the District Court of Johnson County, Kansas similarly stayed the action before it, until after any appeal in the MDL case. The Florida state class action remains at a very early stage, with no status hearings, dispositive motions, pre-trial schedules, or a trial date set as of yet.
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
   Medicaid Reimbursement Cases
     The Company, along with numerous other pharmaceutical companies, has been named as a defendant in separate actions brought by the states of Alabama, Kentucky, Illinois, Mississippi, the Commonwealth of Massachusetts, the City of New York, and thirty two counties in New York. In each of these matters, the plaintiffs seek to recover damages and other relief for alleged overcharges for prescription medications paid for or reimbursed by their respective Medicaid programs. The Company believes that it has not engaged in any improper conduct and is vigorously defending itself.
     The Commonwealth of Massachusetts case and the New York cases, with the exception of the action filed by Erie County, are currently pending in the U.S. District Court for the District of Massachusetts. Those actions are at an early stage with no trial dates set. The Erie County case is currently stayed in the U.S. District Court for the Western District of New

York, and the Judicial Panel on Multi-District Litigation has been asked to transfer the action to the District of Massachusetts. Plaintiffs have moved to remand the Erie County case back to the state court in which it was filed.
     The Alabama case was filed in Alabama state court, removed to the U.S. District Court for the Middle District of Alabama, and recently returned to state court with no trial date currently set. The Illinois case was filed in Illinois state court and removed to the U.S. District Court for the Northern District of Illinois, where the case is currently stayed because the Judicial Panel on Multi-District Litigation has been asked to transfer the action to the District of Massachusetts. The Kentucky case was filed in Kentucky state court and removed to the U.S. District Court for the Eastern District of Kentucky, with a pending motion to return the case to state court and no trial date currently set.
     The State of Mississippi case was filed in state court on October 20, 2005. This matter is at a very early stage.
          Agvar Breach of Contract Action
     On October 6, 2005, plaintiffs Agvar Chemicals Inc., Ranbaxy Laboratories, Inc. and Ranbaxy Pharmaceuticals, Inc. filed suit against the Company and Teva Pharmaceuticals USA, Inc. in the Superior Court of New Jersey. In their Complaint, plaintiffs seek to recover damages and other relief, based on an alleged breach of an alleged contract requiring the Company to purchase raw material for the Company’s generic Allegra product from Ranbaxy, prohibiting the Company from launching its generic Allegra product without Ranbaxy’s consent and prohibiting the Company from entering into an agreement authorizing Teva to launch Teva’s generic Allegra product. This matter is at a very early stage, with no status hearings, dispositive motions, pre-trial schedules, or a trial date set as of yet. The Company believes there was no such contract and is vigorously defending itself.
   Other Litigation
     As of September 30, 2005, the Company was involved with other lawsuits incidental to its business, including patent infringement actions, product liability, and personal injury claims. Management, based on the advice of legal counsel, believes that the ultimate outcome of these matters will not have a material adverse effect on the Company’s consolidated financial statements.
9. Subsequent Event
     On October 18, 2005, the Company signed a definitive agreement to acquire FEI Women’s Health, LLC, for $281,500 in cash in a strategic transaction that will expand the Company’s presence into the long-term, reversible non-hormone contraceptive product marketplace. FEI owns the NDA for the ParaGard® T 380A (Intrauterine Copper Contraceptive) IUD, which is approved for continuous use for the prevention of pregnancy for up to 10 years. This transaction is subject to the satisfaction of certain conditions, including Hart-Scott-Rodino antitrust filings. On October 28, 2005, the FTC granted early termination of its Hart-Scott-Rodino review of the proposed acquisition. The Company expects to close the transaction by mid November 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis addresses material changes in the results of operations and financial condition of Barr Pharmaceuticals, Inc. and subsidiaries for the periods presented. This discussion and analysis should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, and the unaudited interim consolidated financial statements and related notes included in Item 1 of this report on Form 10-Q.
Results of Operations
Comparison of the Three Months Ended September 30, 2005 and September 30, 2004
Revenues
     The following table sets forth revenue data for the three months ended September 30, 2005 and 2004 (dollars in millions).

			Change
	2005	2004	$	%
Generic products:
Oral contraceptives	$95.3	$100.0	$(4.7)	-5%
Other generic	111.9	80.2	31.7	40%

Total generic products	207.2	180.2	27.0	15%
Proprietary products	59.6	62.8	(3.2)	-5%

Total product sales	266.8	243.0	23.8	10%
Alliance, development and other revenues	43.6	1.5	42.1	2,807%

Total revenues	$310.4	$244.5	$65.9	27%

Revenues — Product Sales
Generic Products
     Total generic product sales increased due to a significant increase in our other generic product sales, slightly offset by lower sales of our oral contraceptive products.
Oral Contraceptives
     Oral contraceptive sales decreased 5% primarily due to lower pricing on certain of our oral contraceptives, somewhat offset by volume increases, mainly the result of buying patterns by certain of our wholesale and chain customers.
Other Generic Products
     Other generic product sales increased substantially over the prior year due mainly to the recent launches of Desmopressin (July 2005) and Didanosine (December 2004). Sales from these two products more than offset declines in sales of other products including: Warfarin, due to price declines and customer buying patterns; Claravis, due to volume decreases reflecting both reduced demand for the product and a reduction in certain of our customers inventory levels in anticipation of new labeling requirements described below; and Mirtazapine, due to the launch of competing products in the last 12 months.
     Manufacturers and marketers of isotrentinoin (Claravis) products, in cooperation with the FDA, are currently implementing an enhanced risk management program, iPledge, that is designed to minimize fetal exposure to isotrentinion. The enhanced risk management program, which is being implemented in stages, is expected to replace the existing risk management program beginning in our fiscal third quarter. This new risk management program may require the return of all isotrentinion products from non-registered and non-activated pharmacies and non registered wholesalers as of December 31, 2005.

     In July 2005, we launched Desmopressin, the generic equivalent of Aventis’ DDAVP, a product which had branded sales of $191 million during the twelve months ended April 30, 2005. Our launch was, in part, the result of a favorable court ruling in February 2005 related to our patent challenge case brought against Ferring AB, the patent holder and Aventis, which markets the brand version. Ferring AB and Aventis have appealed. Because the litigation is not yet complete on this matter, our launch is considered to be a so called “at-risk” launch. We are aware of other competitors who have filed applications for this product, however because we were the first to file an ANDA with the FDA for a generic version of DDAVP, and therefore are entitled to 180 days of marketing exclusivity on the product which expires in December 2005. Despite the strong generic substitution rates achieved by our product since our launch in July 2005, sales of Desmopressin are expected to decline significantly for the quarter ending December 31, 2005 as our first quarter sales reflect our customer’s common practice of purchasing enough product at launch to stock all warehouse and store locations.
     Though we are confident in the merits of our case, if Ferring and Aventis are successful in reversing the grant of summary judgment and ultimately prevail in the case, we could be liable for damages for patent infringement that could exceed our profit on the sale of Desmopressin. In addition, an adverse ruling likely would prohibit us from continuing to sell our Desmopressin product.
Proprietary Products
     Increases in sales of SEASONALE®and Plan B®, as well as contributions from Prefest®and Nordette®, which we acquired in November 2004 and December 2004, respectively, were more than offset by decreases in sales of certain other proprietary products, primarily Cenestin, causing an overall decline in sales of our proprietary products.
     SEASONALE sales totaled $22.1 million for the three months ended September 30, 2005, a 36% increase over the $16.3 million recorded in the prior year reflecting the impact of higher unit sales and higher pricing. Higher unit sales resulted from increases in SEASONALE prescriptions, which rose from 167,000 in the prior year quarter to 233,000 in the current year period. Based on current prescription levels for SEASONALE, and a continued commitment to consumer advertising to drive higher awareness and usage, we continue to expect our fiscal 2006 sales of SEASONALE to exceed $100 million.
     Lower Cenestin sales in the current quarter reflected the impact of changes in customer buying patterns compared to last year and reflected somewhat higher sales of Cenestin in our June 2005 quarter in advance of a price increase we implemented in late June 2005. Based on current prescription levels for Cenestin, we expect Cenestin sales to rebound in the December quarter and achieve sales of $40-45 million for fiscal 2006.
Revenues – Alliance, Development and Other Revenue
     Alliance, development and other revenue consists mainly of revenue from profit-sharing arrangements, co-promotion agreements, standby manufacturing fees and reimbursements and fees we receive in conjunction with our agreement with the U.S. Department of Defense for the development of the Adenovirus vaccine. Alliance, development and other revenue increased substantially from the prior year primarily due to our profit-sharing arrangement with Teva on their generic Allegra® sales and our Co-Promotion Agreement and License and Manufacturing Agreement with Kos Pharmaceuticals, Inc. (“KOS”) on Niaspan® and Advicor®.
     In June 2004, we and Teva were granted summary judgment of non-infringement with respect to two patents related to our patent challenge litigation covering fexofenadine tablets, the generic equivalent of Aventis’ Allegra allergy medication which had brand sales of approximately $1.4 billion for the year ended June 30, 2005. In March 2005 we were granted summary judgment of invalidity on an additional patent. Several patents remain at issue in the litigation. As the first to file the patent infringement litigation, we were entitled to a 180-day period of generic marketing exclusivity. In June 2005, we entered into an agreement with Teva which allows Teva to manufacture and launch Teva’s generic version of Allegra during our 180-day exclusivity period in exchange for a negotiated percentage of the gross profit, as defined, of Teva’s product, both during and after the exclusivity period. The FDA approved our version of the product in late August 2005 and granted Teva final approval of Teva’s generic version of Allegra tablets in early September 2005. On September 1, 2005, Teva launched the product and we have recorded our share of the profit as alliance, development and other revenue.

     Because Teva launched its generic version of Allegra prior a final court decision, Teva’s launch is considered to be a so called “at-risk” launch. As part of our agreement, we and Teva have agreed to indemnify each other for the portion of any patent infringement damages each might incur, in proportion to their respective share of Teva’s profit on the product. If Aventis prevails in the litigation, Aventis’ damages could be significant and our portion of any damages awarded could materially and adversely effect our operating results and financial condition. On September 21, 2005, Aventis and Albany Molecular Research, Inc., filed a motion for a preliminary injunction or expedited trial in the U.S. District Court for the District of New Jersey. The motion seeks to enjoin us and Teva from marketing the generic versions of Allegra or to expedite the trial in the case. The preliminary injunction hearing began on October 27, 2005 and we believe a decision could be rendered before the end of November 2005.
     In April 2005, we signed a Co-Promotion Agreement and License and Manufacturing Agreement with Kos related to the resolution of the patent litigation involving Kos’ Niaspan products. The Co-Promotion Agreement provides that Kos and we will co-promote the current Niaspan and Advicor products, as well as future dosage formulations, strengths or modified versions of those products (“Kos Products”), to obstetricians, gynecologists and other practitioners with a focus on women’s healthcare in the U.S. using our Duramed Specialty Sales Force. In consideration of the Co-Promotion Agreement, Kos pays us royalties based on quarterly and yearly net sales of the Kos Products, subject to certain maximum sales levels. In a separate License and Manufacturing Agreement, we have agreed to stand ready to supply Kos quantities of Niaspan and Advicor products under or pursuant to our ANDA. Under the terms of the of the License and Manufacturing Agreement, we received an initial license fee and will receive quarterly payments to stand ready to meet Kos’ manufacturing requirements. The quarterly royalties and stand ready fees are recorded in the period earned while the initial license fee is being amortized over the life of the License and Manufacturing Agreement. All amounts are recorded as alliance, development and other revenue.
     Cost of Sales
     Cost of sales includes the cost for products we purchase from third parties, our manufacturing and packaging costs for products we manufacture, our profit-sharing or royalty payments made to third parties, including raw material suppliers, and any changes to our inventory reserves. Amortization costs arising from the acquisition of product rights are included in selling, general and administrative costs.
     The following table sets forth cost of sales data, in dollars, as well as the resulting gross margins expressed as a percentage of product sales, for the three months ended September 30, 2005 and 2004 (dollars in millions):

			Change
	2005	2004	$	%
Generic products	$69.7	$61.4	$8.3	13.5%

Gross margin	66.4%	65.9%
Proprietary products	$10.4	$8.2	$2.2	26.8%

Gross margin	82.5%	87.0%
Total cost of sales	$80.1	$69.6	$10.5	15.1%

Gross margin	70.0%	71.3%
     Overall gross margins were down slightly compared to the prior year primarily due to stock-based compensation expenses being included in the current year amounts as well as a higher proportion of sales of generic products in the current year versus the prior year.
     Generic gross margins increased due mainly to the launches of new products which carry higher margins than the average of all our other generic products. The increase related to these products was slightly offset by stock-based compensation expenses as well as price declines on certain other generic products.

     Proprietary margins declined due to a change in the mix of products, reflecting higher sales of certain lower margin products, and the inclusion of stock-based compensation expenses in the current year.
Selling, General and Administrative Expense
     The following table sets forth selling, general and administrative expense data for the three months ended September 30, 2005 and 2004 (dollars in millions):

			Change
	2005	2004	$	%
Selling, general and administrative	$68.6	$64.3	$4.3	6.7%

     Higher selling, general and administrative expenses are primarily attributable a $4.1 million charge for the fair value of an indemnification provided to Teva in conjunction with our agreement on generic Allegra and $3.2 million in stock-based compensation expenses recorded in the current quarter which we did not have in the prior year. Somewhat offsetting these increases were decreases in marketing expenses of $2.2 million primarily related lower spending on our proprietary products.
Research and Development
     The following table sets forth research and development expenses for the three months ended September 30, 2005 and 2004 (dollars in millions):

			Change
	2005	2004	$	%
Research and development	$35.1	$28.5	$6.6	23.2%

     Higher research and development expenses are attributable to $1.5 million in stock-based compensation expenses in the current quarter which we did not have in the prior year, $1.4 million in higher clinical trial costs, $1.4 million in higher raw material costs and $1.2 million in higher third party development costs all in support of our increased product development activities.
Income Taxes
     The following table sets forth income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the three months ended September 30, 2005 and 2004 (dollars in millions):

			Change
	2005	2004	$	%
Income tax expense	$47.4	$31.1	$16.3	52.4%

Effective tax rate	36.3%	37.3%
     The effective tax rate in the prior year quarter was negatively impacted from the temporary expiration of the federal research tax credit on June 30, 2004. The credit was reinstated on October 4, 2004, retroactive to June 30, 2004.

     The tax rate for the current quarter was favorably impacted by the benefit of new tax legislation, “Section 199” (Manufacturers Deduction, effective July 1, 2005), partially offset by the unfavorable tax effect of SFAS 123R which prohibits the tax deductibility of certain stock–based compensation until the options are exercised in a disqualifying manner. We expect our effective tax rate for the remainder of the year to be commensurate with the rate recorded in the current quarter.
Liquidity and Capital Resources
     Our primary source of cash is the collection of accounts and other receivables primarily related to product sales and our alliance, development and other revenues. Our primary uses of cash include financing inventory, research and development, marketing, capital projects and business development activities.
     Within the past 12 months cash flows from operations have been more than sufficient to fund our cash needs. At September 30, 2005, our cash, cash equivalents and short-term marketable securities totaled $763.6 million, an increase of $120.3 million from our position at June 30, 2005.
Operating Activities
     Our operating cash flows for the quarter ended September 30, 2005 were $84.4 million, compared with $120.9 million for the three months ended September 30, 2004. The decline compared to last year reflects the timing of certain working capital items and a change in classifying certain tax benefits to financing activities as described below. Components of the $84.4 million of operating cash flows in the first three months of fiscal year 2006 include net earnings of $83.2 million and a $49.5 million increase in accounts receivable and other receivables due to the revenue recognized under our agreement with Teva for the sale of generic Allegra.
Investing Activities
     Net cash used in investing activities totaled $210.6 million for the quarter ended September 30, 2005 compared with $78.1 million in the prior year period. The cash used in investing activities in the current period consisted mainly of net purchases of marketable securities of $191.6 million and capital expenditures of $15.9 million. The prior year included net purchases of marketable securities of $43.0 million, capital expenditures of $11.4 million and the buyout of the royalty on SEASONALE in the amount of $19.3 million. We expect capital expenditures to be approximately $50-60 million for the fiscal year ending June 30, 2006.
     On June 15, 2005 we entered into a non-binding Letter of Intent with Organon (Ireland) Ltd., Organon USA and Savient Pharmaceuticals, Inc. to acquire the NDA for Mircette, obtain a royalty free patent license to promote Mircette in the United States and dismiss all pending litigation between the parties in exchange for a payment by us of up to $155.0 million. The parties will not be contractually bound unless and until they negotiate and execute definitive agreements and the pending anti-trust review is satisfactorily resolved.
     On October 18, 2005, our Duramed subsidiary signed a definitive agreement to acquire FEI Women’s Health, LLC, for a cash payment of $281.5 million and the assumption of certain liabilities in a strategic transaction that upon closing will expand our presence into the non-hormone contraceptive product marketplace. This transaction is subject to the satisfaction of certain conditions, including Hart-Scott-Rodino antitrust filings. On October 28, 2005, the FTC granted early termination of its Hart-Scott-Rodino antitrust clearance review of the proposed acquisition. We expect to close the transaction by mid November 2005.
     Financing Activities
     Net cash provided by financing activities during the quarter ended September 30, 2005 was $36.4 million compared with net cash used of $58.7 million in the prior year period. The net cash used in the prior year primarily reflected the repurchase of shares of our common stock in the amount of $63.1 million under a program we announced and initiated in August 2004. The net cash provided in the current quarter primarily reflects proceeds from the exercise of stock options and employee stock purchases of $22.5 million and the tax benefit of stock incentive plans of $14.3 million which was included as a component of operating cash flows in the prior year. The cash generated by options exercised and employee stock purchases is heavily dependent on the Company’s stock price, which increased during the September quarter. The level of proceeds from stock option exercises realized in the first quarter may not be repeated in subsequent quarters.
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
     Set forth below is an update of the summary of our accounting policies for Alliance revenue at September 30, 2005. We refer you to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 for a complete discussion of our “Critical Accounting Policies” contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
     Alliance Revenue — We have agreements with various pharmaceutical companies where we receive payments based on their sales or profits of certain products. Our two most significant agreements are our agreement with Teva regarding generic Allegra and our co-promotion agreement with Kos. Revenue from these agreements is recognized at the time title and risk of loss pass to a third party and is based on pre-defined formulas contained in our agreements adjusted for our estimates of reserves needed to state our revenues on a basis consistent with our other revenue recognition policies. The estimates we make to adjust our revenues are based on information received from the partner company as well as our own internal information. Our selling and marketing expenses related to co-promotion agreements are included in selling, general and administrative expenses.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio of approximately $793.0 million. We do not use derivative financial instruments.
     Our investment portfolio consists of cash and cash equivalents and market auction debt securities primarily classified as “available for sale.” The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in a variety of high credit quality debt securities, including U.S., state and local government and corporate obligations, certificates of deposit and money market funds. Over 79% of our portfolio matures in less than three months, or is subject to an interest-rate reset date that occurs within that time. The carrying value of the investment portfolio approximates the market value at September 30, 2005 and the value at maturity. Because our investments consist of cash equivalents and market auction debt securities, a hypothetical 100 basis point change in interest rates is not likely to have a material effect on our consolidated financial statements.
     None of our outstanding debt at September 30, 2005 bears interest at a variable rate. Any borrowings under our $175 million unsecured revolving credit facility will bear interest at a variable rate based on the prime rate, the Federal Funds rate or LIBOR. At September 30, 2005, no amounts were drawn under this facility.
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
     At the conclusion of the period ended September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.
Changes in internal controls
     During the quarter ended September 30, 2005, there have been no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Litigation Matters
     The disclosure under Note 8-Commitments and Contingencies-Litigation Matters included in Part 1 of this report is incorporated in this Part II, Item 1 by reference.
     As of September 30, 2005, the Company was involved with other lawsuits incidental to its business, including patent infringement actions and personal injury claims. Based on the advice of legal counsel, the Company believes that the ultimate disposition of such lawsuits will not have a material adverse effect on its consolidated financial statements, although a resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     During the three months ended September 30, 2005, the Company did not repurchase any of its common shares under its share repurchase program or otherwise. At September 30, 2005, the Company could repurchase another $200 million of its shares under its share repurchase program, which is set to expire on December 31, 2005.
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

BARR PHARMACEUTICALS, INC.
Dated: November 2, 2005	/s/ Bruce L. Downey
Bruce L. Downey
Chairman of the Board and Chief Executive Officer

/s/ William T. McKee
William T. McKee
Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)