Form 10-Q
period 2005-12-31
BARR PHARMACEUTICALS INC
filed 2006-02-08
CIK 10081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended December 31, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-9860
BARR PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	42-1612474

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. — Employer Identification No.)
400 Chestnut Ridge Road, Woodcliff Lake, New Jersey 07677-7668
(Address of principal executive offices)
201-930-3300
(Registrant’s telephone number)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “Large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 27, 2006 the registrant had 105,759,365 shares of $0.01 par value common stock outstanding.

BARR PHARMACEUTICALS, INC.

Part 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Barr Pharmaceuticals, Inc. and subsidiaries
Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	December 31,	June 30,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$30,010	$115,793
Marketable securities	391,745	527,462
Accounts receivable, net of reserves of $139,690 and $150,000, at December 31, 2005 and June 30, 2005, respectively	192,720	152,599
Other receivables	56,452	21,411
Inventories, net	144,038	137,638
Deferred income taxes	25,759	30,224
Prepaid expenses and other current assets	18,565	8,229

Total current assets	859,289	993,356
Property, plant and equipment, net of accumulated depreciation of $145,889 and $129,617, at December 31, 2005 and June 30, 2005, respectively	269,899	249,485
Deferred income taxes	36,712	60,504
Marketable securities	26,635	53,793
Other intangible assets	434,770	98,343
Goodwill	47,617	17,998
Other assets	11,675	9,367

Total assets	$1,686,597	$1,482,846

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$28,697	$49,743
Accrued liabilities	113,333	144,428
Current portion of long-term debt and capital lease obligations	5,462	5,446
Income taxes payable	—	13,353

Total current liabilities	147,492	212,970

Long-term debt and captial lease obligations	11,520	15,493
Other liabilities	34,507	20,413

Commitments & Contingencies

Shareholders’ equity:
Preferred stock, $1 par value per share; authorized 2,000,000; none issued	—	—
Common stock, $.01 par value per share; authorized 200,000,000; issued 108,340,964 and 106,340,470, at December 31, 2005 and June 30, 2005, respectively	1,083	1,063
Additional paid-in capital	535,544	454,489
Retained earnings	1,057,796	879,669
Accumulated other comprehensive loss	(655)	(561)

	1,593,768	1,334,660

Treasury stock at cost: 2,972,997 shares, at December 31, 2005 and June 30, 2005	(100,690)	(100,690)

Total shareholders’ equity	1,493,078	1,233,970

Total liabilities and shareholders’ equity	$1,686,597	$1,482,846

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Barr Pharmaceuticals, Inc. and subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues:
Product sales	$289,386	$255,793	$556,179	$498,792
Alliance, development and other revenue	36,131	1,576	79,777	3,085

Total revenues	325,517	257,369	635,956	501,877

Costs and expenses:
Cost of sales	83,732	78,059	163,794	147,697
Selling, general and administrative	66,114	58,385	134,686	122,715
Research and development	30,940	31,137	66,006	59,651

Earnings from operations	144,731	89,788	271,470	171,814

Interest income	4,429	2,197	8,904	3,977
Interest expense	68	484	147	1,064
Other (expense) income	(138)	278	(593)	268

Earnings before income taxes	148,954	91,779	279,634	174,995

Income tax expense	54,070	32,392	101,507	63,473

Net earnings	$94,884	$59,387	$178,127	$111,522

Earnings per common share — basic	$0.91	$0.58	$1.71	$1.08

Earnings per common share — diluted	$0.88	$0.56	$1.66	$1.05

Weighted average shares	104,714	102,526	104,219	103,409

Weighted average shares — diluted	107,410	105,144	106,984	106,028

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Barr Pharmaceuticals, Inc. and subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2005 and 2004
(in thousands of dollars)
(unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$178,127	$111,522
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,455	21,210
Stock-based compensation expense	13,894	—
Deferred tax income tax expense	28,311	—
Other	(647)	(156)
Tax benefit of stock incentive plans	—	20,195

Changes in assets and liabilities (net of business acquired):
(Increase) decrease in:
Accounts receivable and other receivables, net	(66,024)	75,160
Inventories	14,825	(884)
Prepaid expenses	(4,513)	(738)
Other assets	(79)	6,523
Increase (decrease) in:
Accounts payable, accrued liabilities and other liabilities	(71,240)	(54,753)
Income taxes payable	(13,353)	36,796

Net cash provided by operating activities	104,756	214,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(36,045)	(24,875)
Buy-out of product royalty	—	(19,250)
Purchases of marketable securities	(960,438)	(617,939)
Sales of marketable securities	1,124,641	566,235
Acquisitions, net of cash acquired	(378,128)	(27,000)
Investment in venture funds	(3,000)	(4,470)
Other	(17)	(700)

Net cash used in investing activities	(252,987)	(127,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	(4,733)	(6,961)
Purchase of treasury stock	—	(99,982)
Tax benefit of stock incentives	24,622	—
Proceeds from exercise of stock options and employee stock purchases	42,559	7,389

Net cash provided by (used in) financing activities	62,448	(99,554)

Decrease in cash and cash equivalents	(85,783)	(12,678)
Cash and cash equivalents at beginning of period	115,793	28,508

Cash and cash equivalents at end of period	$30,010	$15,830

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)
(unaudited)
1. Basis of Presentation
     The accompanying unaudited interim financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements of Barr Pharmaceuticals, Inc. and its subsidiaries (the “Company”) and accompanying notes that are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
     In our opinion, the unaudited financial statements reflect all adjustments (including those that are normal and recurring) that are necessary in the judgment of management for a fair presentation of such statements in conformity with accounting principles generally accepted in the United States (“GAAP”). In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates. Certain amounts in the consolidated statement of cash flows for the six months ended December 31, 2004 have been reclassified to conform to our consolidated statement of cash flows for the six months ended December 31, 2005. There is no effect on our statement of operations.
2. Recent Accounting Pronouncements
     In March 2005, the Financial Accounting Standards Board (FASB) published Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term “conditional asset retirement obligation,” as used in Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” that refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of this Interpretation during the second quarter of fiscal year 2006 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB (Accounting Principles Board) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its results of operations or financial position.
3. Stock-Based Compensation
     The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. The Company has three stock-based employee compensation plans, two stock-based non-employee director compensation plans and an employee stock purchase plan. Stock-based compensation consists of stock options, stock appreciation rights and the employee stock purchase plan. Stock options and stock appreciation rights are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally, stock options and stock appreciation rights granted to employees fully vest three years from the grant date and have a term of 10 years. Stock options and stock appreciation rights granted to directors are generally exercisable on the date of the first annual shareholders’ meeting immediately following the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.
     Prior to July 1, 2005, the Company accounted for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net earnings because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. The Company has elected to utilize the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net earnings in the periods after the date of adoption. The Company recognized stock-based compensation expense for the three and six months ended December 31, 2005 in the amount of $7,124 and $13,894, respectively. The Company also recorded tax related benefits for the three and six months ended December 31, 2005 in the amount of $1,826 and $3,383, respectively.
     SFAS 123R requires the Company to present pro forma information for periods prior to the adoption as if it had accounted for all stock-based compensation under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock-based employee compensation for the periods indicated.

	Three Months Ended	Six Months Ended
	December 31, 2004	December 31, 2004
Net earnings, as reported	$59,387	$111,522
Deduct:
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	5,214	11,609

Pro forma net earnings	$54,173	$99,913

Earnings per share:
Basic — as reported	$0.58	$1.08

Basic — pro forma	$0.53	$0.97

Diluted — as reported	$0.56	$1.05

Diluted — pro forma	$0.52	$0.94

     For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid cash dividends recently) and employee exercise behavior. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected life of the fiscal 2006 grants is derived from historical and other factors.
     The weighted-average fair value of the stock appreciation rights granted in the three and six months ended December 31, 2005 was $21.94 and $18.18 per right, respectively, determined using the following assumptions:

Average expected term (years)	5.0
Risk-free interest rate	3.72%
Dividend yield	0.00%
Expected volatility	36.85%
     As of December 31, 2005, the total remaining unrecognized compensation cost related to non-vested stock options and stock appreciation rights amounted to $39,530. There were no unrecognized compensation costs related to the employee stock purchase plan at December 31, 2005. The weighted average remaining requisite service period of the non-vested stock options and stock appreciation rights was 24 months.
4. Acquisitions and Business Combinations
     FEI Acquisition
     On November 9, 2005, the Company completed the acquisition of all of the outstanding equity interests of FEI Women’s Health, LLC (“FEI”). FEI is the owner of ParaGard® T 380A (Intrauterine Copper Contraceptive) IUD, which is approved for continuous use for the prevention of pregnancy for up to 10 years. With this transaction the Company expanded its commitment of contraception beyond oral contraceptive products into a new arena and further strengthened its commitment to leadership in female healthcare by offering enhanced contraceptive options.
     In accordance with SFAS No. 141, “Business Combinations”, the Company used the purchase method to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed from FEI are recorded at the date of acquisition, at their respective fair values. In connection with the acquisition the Company engaged a valuation firm to evaluate certain assets and liabilities of FEI. The purchase price plus acquisition costs exceeded the fair values of acquired assets and assumed liabilities. This resulted in the recognition of goodwill in the amount of $29,619. The total purchase price, including acquisition costs of $4,810 less cash acquired of $4,372, was $289,428. The consolidated financial statements issued after completion of the acquisition reflect these values, but are not restated retroactively to reflect the historical financial position or results of operations of FEI. The operating results of FEI are included in the consolidated financial statements subsequent to the November 9, 2005 acquisition date.
     The fair values of the assets acquired and liabilities assumed on November 9, 2005 were as follows:

$(000’s)
Current assets (excluding cash)	$30,876
Property and equipment	1,955
Intangible assets	256,000
Goodwill	29,619
Other assets	4,677

Total assets acquired	$323,127

Current liabilities	10,780

Other liabilities	22,919
Total liabilities assumed	33,699

Net assets acquired	$289,428

Cash paid net of cash acquired	$289,428

     The purchase price has been allocated based on an estimate of the fair value of assets acquired and liabilities assumed as of the date of acquisition. The final valuation of net assets is expected to be completed no later than one year from the acquisition date in accordance with GAAP. To the extent that the estimates need to be adjusted, the Company will do so.
     In accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets”, the goodwill associated with the acquisition will not be amortized. The intangible asset will have a 20-year life and will be amortized over that period. Goodwill and the intangible assets resulting from this acquisition have been allocated to our Proprietary reporting unit.
     The following unaudited pro forma financial information presents the combined results of operations of the Company and FEI as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition at the dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined company.
Barr Pharmaceuticals, Inc. and subsidiaries
Pro Forma Condensed Combined Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2005		2004		2005		2004
Revenues	$334,206		$270,791		$659,094		$527,240
Earnings from operations	143,287	(1)	83,110	(2)	271,939	(3)	161,399	(4)
Net income	93,435	(1)	52,714	(2)	178,591	(3)	101,114	(4)

Earnings per common share — basic	$0.89		$0.51		$1.71		$0.98

Earnings per common share - diluted	$0.87		$0.50		$1.67		$0.95

Weighted average shares	104,714		102,526		104,219		103,409

Weighted average shares — diluted	107,410		105,144		106,984		106,028

The unaudited pro forma financial information above reflects the following:

(1)	This amount includes amortization of $3,200 for the intangible asset that was acquired and an add back of interest expense for the debt that was paid off before the closing of $265.

(2)	This amount includes amortization of $3,200 for the intangible asset that was acquired, an add back of interest expense for the debt that was paid off before the closing of $836 and a charge for the amount of the step-up in inventory to fair value of $5,469.

(3)	This amount includes amortization of $6,400 for the intangible asset that was acquired and an add back of interest expense for the debt that was paid off before the closing of $671.

(4)	This amount includes amortization of $6,400 for the intangible asset that was acquired, an add back of interest expense for the debt that was paid off before the closing of $1,655 and a charge for the amount of the step-up in inventory to fair value of $10,335.
Mircette® Acquisition
     On June 15, 2005, the Company entered into a non-binding Letter of Intent with Organon (Ireland) Ltd., Organon USA Inc. (“Organon”) and Savient Pharmaceuticals, Inc. (“Savient”) to acquire the New Drug Application (“NDA”) for Mircette®, obtain a royalty-free patent license to promote Mircette in the United States and dismiss all pending litigation between the parties in exchange for a payment by the Company of up to $155,000. At the time of the signing of the Letter of Intent, because the proposed transaction included, as one of its components, a payment in settlement of litigation, it was presumed under GAAP to give rise to a “probable loss,” as defined in SFAS No. 5, “Accounting for Contingencies”. In consultation with outside advisors and based on preliminary valuations of the assets the Company would acquire if the transaction closed on the terms then contemplated, the Company recorded a charge of $63,238 as of June 30, 2005 to reflect the proposed litigation settlement.
     On December 2, 2005, the Company and Organon finalized an agreement that gave the Company exclusive rights for Organon’s Mircette product. The agreement also terminated the ongoing patent litigation regarding the Company’s generic version of Mircette, which is marketed under the trade name Kariva®. The agreement called for the Company to pay Organon $139,000 and Savient $13,750. Based on final valuations of the asset, the Company has recorded an intangible asset in the amount of $88,700 and recorded an additional charge of $813 for the difference between amounts recorded as a probable loss at June 30, 2005 and the final loss amount. The Company also incurred approximately $1,800 of additional legal and accounting costs related to the transaction during the first half of fiscal 2006. Additionally, the Company was reimbursed $11,000 from a third party for partial reimbursement of the Company’s recorded charge on this transaction. This reimbursement is reflected as a reduction of selling, general and administrative expenses.
5. Inventories, net
     Inventories consist of the following:

	December 31,	June 30,
	2005	2005
Raw materials and supplies	$75,015	$79,120
Work-in-process	31,855	16,405
Finished goods	37,168	42,113

Total	$144,038	$137,638

     Inventories are presented net of reserves of $20,900 and $13,415 at December 31, 2005 and June 30, 2005, respectively. The work-in-process and finished goods amounts include inventory acquired in the FEI transaction that is stated at fair value. The amount included in these line items related to the acquired inventory was $16,501 as of December 31, 2005 including $16,083 for the step-up to fair value. Based on units sold from the closing date through December 31, 2005, the Company charged cost of sales for $4,658 of the initial $20,741 step-up adjustment.

6. Goodwill and Other Intangible Assets
     As a result of the acquisition of FEI the Company has recorded goodwill in the amount of $29,619. The changes in the carrying amount of goodwill for the six months ended December 31, 2005 were due to the FEI acquisition.
     Intangible assets, excluding goodwill, which are comprised primarily of product licenses and product rights and related intangibles, consist of the following:

	December 31,	June 30,
	2005	2005
Product licenses	$45,600	$45,600
Product rights and related intangibles	415,496	70,796

	461,096	116,396
Less: accumulated amortization	(26,326)	(18,053)

Other intangible assets, net	$434,770	$98,343

     On November 9, 2005, the Company acquired the product rights to ParaGard T 380A IUD through the acquisition of FEI. These product rights had a fair value of $256,000 at the date of acquisition. On December 2, 2005 the Company also acquired the product rights to Mircette. The Company recorded an intangible asset of $88,700 for this acquisition. These amounts are contained in the table listed above.
     Estimated amortization expense on product licenses and product rights and related intangibles for the years ending June 30, 2006 through 2010 is as follows:

2006	$25,773
2007	$34,133
2008	$32,240
2009	$24,082
2010	$22,431
     The Company’s product licenses and product rights and related intangibles have weighted-average useful lives of approximately 10 and 18 years, respectively.
7. Income taxes payable
     Income taxes payable decreased by $13,353 from June 30, 2005 due to the tax benefits relating to stock-based compensation and the reversal of certain deferred tax assets. The benefits related to these items combined with our normal tax provision and estimated tax payments created an income tax receivable of $13,247 that has been reclassified into other receivables.

8. Segment Reporting
     The Company operates in two reportable business segments: Generic Pharmaceuticals and Proprietary Pharmaceuticals. Product sales and gross profit information for the Company’s operating segments consist of the following:

		Three Months Ended December 31,				Six Months Ended December 31,
	2005		2004		2005		2004
		% of		% of		% of		% of
	$’s	sales	$’s	sales	$’s	sales	$’s	sales
Product sales:
Generic	$209,093	72%	$191,616	75%	$416,262	75%	$371,858	75%
Proprietary	80,293	28%	64,177	25%	139,917	25%	126,934	25%

Total product sales	$289,386	100%	$255,793	100%	$556,179	100%	$498,792	100%

	$’s	Margin %	$’s	Margin %	$’s	Margin %	$’s	Margin %
Gross profit:
Generic	$140,494	67%	$123,452	64%	$278,014	67%	$242,207	65%
Proprietary	65,160	81%	54,282	85%	114,371	82%	108,888	86%

Total gross profit	$205,654	71%	$177,734	69%	$392,385	71%	$351,095	70%

9. Earnings Per Share
     The following is a reconciliation of the numerators and denominators used to calculate earnings per share (“EPS”) in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands, except per share amounts)	2005	2004	2005	2004
Earnings per common share — basic:
Net earnings (numerator)	$94,884	$59,387	$178,127	$111,522

Weighted average shares (denominator)	104,714	102,526	104,219	103,409

Earnings per common share-basic	$0.91	$0.58	$1.71	$1.08

Earnings per common share — diluted:
Net earnings (numerator)	$94,884	$59,387	$178,127	$111,522

Weighted average shares	104,714	102,526	104,219	103,409
Effect of dilutive options and warrants	2,696	2,618	2,765	2,619

Weighted average shares — diluted (denominator)	107,410	105,144	106,984	106,028

Earnings per common share-diluted	$0.88	$0.56	$1.66	$1.05

	2005	2004	2005	2004
Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	1	1,830	23	1,795
10. Comprehensive Income
     Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net earnings and the net changes in unrealized gains and losses on securities classified for SFAS No. 115 purposes as “available for sale.” Total comprehensive income for the three months ended December 31, 2005 and 2004 was $94,884 and $58,935, respectively, and for the six months ended December 31, 2005 and 2004 was $178,033 and $110,717, respectively.
11. Commitments and Contingencies
Leases
     The Company is party to various leases that relate to the rental of office facilities and equipment. The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs, under noncancellable long-term leases.
For fiscal years ending June 30,

	2006	2007	2008	2009	2010	Thereafter
Operating leases	$4,459	$4,125	$3,528	$3,436	$3,345	$16,165
Capital leases	1,690	856	204	95	32	—

Minimum lease payments	$6,149	$4,981	$3,732	$3,531	$3,377	$16,165

Product Liability Insurance
     The Company uses a combination of self-insurance and traditional third-party insurance policies to cover product liability claims.
     The Company maintains third-party insurance that provides coverage, subject to specified co-insurance requirements, for the cost of product liability claims arising during the current policy period, which began on October 1, 2005 and ends on September 30, 2006, between an aggregate amount of $25,000 and $75,000. The Company is self-insured for up to the first $25,000 of costs incurred relating to product liability claims arising during the current policy period. In addition, the Company has obtained extended reporting periods under previous policies for claims arising prior to the current policy period. The current period and extended reporting period policies exclude certain products; the Company is responsible for all product liability costs arising from these excluded products.
     The Company continues to incur significant legal costs associated with its hormone therapy litigation (see below). As of December 31, 2005, these costs have been covered under extended reporting period policies that provide up to $25,000 of coverage. As of December 31, 2005, there was approximately $9,700 of coverage remaining under these policies. The Company has recorded a receivable for legal costs incurred and expected to be recovered under these policies. Once the coverage from these extended reporting period policies has been exhausted, future legal and settlement costs will be covered by a combination of self-insurance and other third-party insurance layers.
Indemnity Provisions
     From time-to-time, in the normal course of business, the Company agrees to indemnify its suppliers, customers and employees concerning product liability and other matters. For certain product liability matters, the Company has incurred legal defense costs on behalf of certain of its customers under these agreements. Except as described below, no amounts have been recorded in the financial statements for probable losses with respect to the Company’s obligations under such agreements.
     In June 2005, the Company entered into an agreement with Teva Pharmaceuticals USA, Inc. which allowed Teva to manufacture and launch Teva’s generic version of Aventis’ Allegra® product during the Company’s 180 day exclusivity period, in exchange for Teva’s obligation to pay the Company a specified percentage of Teva’s operating profit, as defined, on sales of the product. The agreement also provides that each company will indemnify the other for the portion of any patent infringement damages they might incur as a result of the underlying litigation, described below, so that the parties will share any such damage liability in proportion to their respective share of Teva’s operating profit. On September 1, 2005, Teva launched its generic version of Allegra and the Company, in accordance with Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” recorded a $4,057 liability to reflect the fair value of the indemnification obligation it has undertaken. This amount is included in other liabilities on the consolidated balance sheet as of December 31, 2005.
Litigation Settlement
     On October 22, 1999, the Company entered into a settlement agreement with Schein Pharmaceutical, Inc. (now part of Watson Pharmaceuticals, Inc.) relating to a 1992 agreement regarding the pursuit of a generic conjugated estrogens product. Under the terms of the settlement, Schein relinquished any claim to rights in Cenestin in exchange for a payment of $15,000 made to Schein in 1999. An additional $15,000 payment is required under the terms of the settlement if Cenestin achieves total profits (product sales less product-specific cost of goods sold, sales and marketing and other relevant expenses) of greater than $100,000 over any five-year period prior to October 22, 2014. As of December 31, 2005, no amounts have been recorded related to this settlement.

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
     Many claims involve highly complex issues relating to patent rights, causation, label warnings, scientific evidence and other matters. Often these issues are subject to substantial uncertainties and therefore, the probability of loss and an estimate of the amount of the loss are difficult to determine. The Company’s assessments are based on estimates that the Company, in consultation with outside advisors, believes are reasonable. Although the Company believes it has substantial defenses in these matters, litigation is inherently unpredictable. Consequently, the Company could in the future incur judgments or enter into settlements that could have a material adverse effect on its consolidated financial statements in a particular period.
     Summarized below are the more significant matters pending to which the Company is a party. As of December 31, 2005, the Company’s reserve for the liability associated with claims or related defense costs for these matters is not material.
Patent Matters
          Desogestrel/Ethinyl Estradiol Suit
     This matter was previously disclosed in the Company’s Form 10-K filed in September 2005.
     On December 2, 2005, the Company entered into a final settlement with Organon (Ireland) Ltd., Organon USA Inc. and Savient Pharmaceuticals, Inc., in which the Company acquired the New Drug Application (“NDA”) for Mircette, obtained a royalty-free patent license to promote Mircette in the United States and dismissed all pending litigation between the parties in exchange for a payment by the Company of $139,000 to Organon and $13,750 to Savient.
          Desmopressin Acetate Suit
     In July 2002, the Company filed an Abbreviated New Drug Application (“ANDA”) seeking approval from the U.S. Food and Drug Administration (“FDA”) to market desmopressin acetate tablets, the generic equivalent of Aventis’ DDAVP® product. The Company notified Ferring AB, the patent holder, and Aventis pursuant to the provisions of the Hatch-Waxman Act in October 2002. Ferring AB and Aventis filed a suit in the U.S. District Court for the Southern District of New York in December 2002 for infringement of one of the four patents listed in the Orange Book for desmopressin acetate tablets, seeking to prevent the Company from marketing desmopressin acetate tablets until the patent expires in 2008. In January 2003, the Company filed an answer and counterclaim asserting non-infringement and invalidity of all four listed patents. In January 2004, Ferring AB amended their complaint to add a claim of willful infringement.
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
          Fexofenadine Hydrochloride Suit
     In June 2001, the Company filed an ANDA seeking approval from the FDA to market fexofenadine hydrochloride tablets in 30 mg, 60 mg and 180 mg strengths, the generic equivalent of Aventis’ Allegra® tablet products for allergy relief. The Company notified Aventis pursuant to the provisions of the Hatch-Waxman Act and, in September 2001, Aventis filed a patent infringement action in the U.S. District Court for the District of New Jersey-Newark Division, seeking to prevent the Company from marketing this product until after the expiration of various U.S. patents, the last of which is alleged to expire in 2017.
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
     On September 21, 2005, Aventis filed a motion for a preliminary injunction or expedited trial. The motion asked the court to enjoin the Company and Teva from marketing their generic versions of Allegra tablets, 30 mg, 60 mg and 180 mg, or to expedite the trial in the case. The motion also asked the court to enjoin Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the commercial production of generic fexofenadine raw material. The preliminary injunction hearing concluded on November 3, 2005. On January 30, 2006, the Court denied the motion by Aventis for a preliminary injunction or expedited trial.
     Aventis also has brought a patent infringement suit against Teva in Israel, seeking to have Teva enjoined from manufacturing generic versions of Allegra tablets and requesting damages for patent infringement.
     If the Company and Teva are unsuccessful in the litigation, the Company and Teva could be liable for Aventis’ lost profits on the sale of Allegra, which could potentially exceed the Company and Teva’s profits on the sale of the generic product.
Product Liability Matters
          Hormone Therapy Litigation
     The Company has been named as a defendant in approximately 3,400 personal injury product liability cases brought against the Company and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of certain estrogen and progestin medications prescribed to treat the symptoms of menopause. The cases against the Company involve either or both of the Company’s Cenestin products or the use of the Company’s medroxyprogesterone acetate product, which typically has been prescribed for use in conjunction with Premarin or other hormone therapy products. All of these products remain approved by the FDA and continue to be marketed and sold to customers. While the Company has been named as a defendant in these cases, fewer than a third of the complaints actually allege the plaintiffs took a product manufactured by the Company, and the Company’s experience to date suggests that, even in these cases, a high percentage of the plaintiffs will be unable to demonstrate actual use of a Company product. For that reason, approximately 2,400 of the 3,400 cases have been dismissed and, based on discussions with the Company’s outside counsel, several hundred more are expected to be dismissed in the near future.
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
     Ciprofloxacin (Cipro®) Antitrust Class Actions
     The Company has been named as a co-defendant with Bayer Corporation, The Rugby Group, Inc. and others in approximately 38 class action complaints filed in state and federal courts by direct and indirect purchasers of Ciprofloxacin (Cipro) from 1997 to the present. The complaints alleged that the 1997 Bayer-Barr patent litigation settlement agreement was anti-competitive and violated federal antitrust laws and/or state antitrust and consumer protection laws. A prior investigation of this agreement by the Texas Attorney General’s Office on behalf of a group of state Attorneys General was closed without further action in December 2001.
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
     On September 19, 2003, the Circuit Court for the County of Milwaukee dismissed the Wisconsin state class action for failure to state a claim for relief under Wisconsin law. Plaintiffs appealed, and briefing is currently underway. On October 17, 2003, the Supreme Court of the State of New York for New York County dismissed the consolidated New York state class action for failure to state a claim upon which relief could be granted and denied the plaintiffs’ motion for class certification. Plaintiffs have appealed that decision and briefing is complete. On April 13, 2005, the Superior Court of San Diego, California ordered a stay of the California state class actions until after the resolution of any appeal in the MDL Case. On April 22, 2005, the District Court of Johnson County, Kansas similarly stayed the action before it, until after any appeal in the MDL Case. The Florida state class action remains at a very early stage, with no status hearings, dispositive motions, pre-trial schedules, or a trial date set as of yet.
     The Company believes that its agreement with Bayer Corporation reflects a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Based on this belief, the Company is vigorously defending itself in these matters.

          Tamoxifen Antitrust Class Actions
     To date approximately 31 consumer or third-party payor class action complaints have been filed in state and federal courts against Zeneca, Inc., AstraZeneca Pharmaceuticals L.P. and the Company alleging, among other things, that the 1993 settlement of patent litigation between Zeneca and the Company violated the antitrust laws, insulated Zeneca and the Company from generic competition and enabled Zeneca and the Company to charge artificially inflated prices for tamoxifen citrate. A prior investigation of this agreement by the U.S. Department of Justice was closed without further action. On May 19, 2003, the U.S. District Court dismissed the complaints for failure to state a viable antitrust claim. On November 2, 2005, the United States Court of Appeals for the Second Circuit affirmed the District Court’s order dismissing the cases for failure to state a viable antitrust claim. On November 30, 2005, Plaintiffs petitioned the United States Court of Appeals for the Second Circuit for a rehearing en banc. The Court of Appeals directed the Company to file a response to Plaintiffs’ petition, which the Company submitted on January 26, 2006. The Court has not yet ruled on the merits of the petition.
     The Company believes that its agreement with Zeneca reflects a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Based on this belief, the Company is vigorously defending itself in these matters.
          Ovcon Antitrust Proceedings
     To date, the Company has been named as a co-defendant with Warner Chilcott Holdings, Co. III, Ltd., and others in complaints filed in federal courts by the Federal Trade Commission, 34 State Attorneys General and nine private class action plaintiffs claiming to be direct and indirect purchasers of Ovcon-35®. These actions allege, among other things, that a March 24, 2004 Option and License Agreement between the Company and Galen Holdings PLC (known since January 2005 as Warner Chilcott Holdings Company, Limited) constitutes an unfair method of competition, is anticompetitive and restrains trade in the market for Ovcon-35® and its generic equivalents. These cases, the first of which was filed by the FTC on or about December 2, 2005, remain at a very early stage, with no status hearings, dispositive motions, pre-trial schedules, or trial dates set as of yet.
     The Company believes that it has not engaged in any improper conduct and is vigorously defending itself in these matters.
     Medicaid Reimbursement Cases
     The Company, along with numerous other pharmaceutical companies, has been named as a defendant in separate actions brought by the states of Alabama, Kentucky, Illinois, Mississippi, the Commonwealth of Massachusetts, the City of New York, and numerous counties in New York. In each of these matters, the plaintiffs seek to recover damages and other relief for alleged overcharges for prescription medications paid for or reimbursed by their respective Medicaid programs.
     The Commonwealth of Massachusetts case and the New York cases, with the exception of the action filed by Erie County, are currently pending in the U.S. District Court for the District of Massachusetts. Those actions are at an early stage with no trial dates set. The Erie County case was recently remanded from federal court in Massachusetts to state court in New York, and is also at an early stage with no trial date set.
     The Alabama case was filed in Alabama state court, removed to the U.S. District Court for the Middle District of Alabama, and returned to state court with no trial date currently set. The Illinois and Kentucky cases were filed in Illinois and Kentucky state courts, removed to federal court, and transferred to the United States District Court for the District of Massachusetts. Illinois and Kentucky have filed motions to have those cases returned to state court. The defendants have filed motions to dismiss, which have not yet been decided.
     The State of Mississippi case was filed in state court on October 20, 2005. This matter is at a very early stage with no trial date set.

     The Company believes that it has not engaged in any improper conduct and is vigorously defending itself in these matters.
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
     Other Litigation
     As of December 31, 2005, the Company was involved with other lawsuits incidental to its business, including patent infringement actions, product liability, and personal injury claims. Management, based on the advice of legal counsel, believes that the ultimate outcome of these other matters will not have a material adverse effect on the Company’s consolidated financial statements.

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
Business Development Activities
     On June 15, 2005, we entered into a non-binding Letter of Intent with Organon (Ireland) Ltd., Organon USA Inc. (“Organon”) and Savient Pharmaceuticals, Inc. (“Savient”) to acquire the New Drug Application (“NDA”) for the oral contraceptive product, Mircette®, obtain a royalty-free patent license to promote Mircette in the United States and dismiss all pending litigation between the parties in exchange for a payment by us of up to $155.0 million. At the time of the signing of the Letter of Intent, because the proposed transaction included, as one of its components, a payment in settlement of litigation, it was presumed under GAAP to give rise to a “probable loss,” as defined in SFAS No. 5, “Accounting for Contingencies”. In consultation with outside advisors and based on preliminary valuations of the assets we would acquire if the transaction closed on the terms then contemplated, we recorded a charge of $63.2 million as of June 30, 2005 to reflect the proposed litigation settlement.
     On December 2, 2005, we finalized an agreement with Organon and Savient to acquire the exclusive rights to Mircette. The agreement terminated the ongoing patent litigation regarding our generic version of Mircette, which we market under the trade name Kariva. The agreement called for us to pay Organon $139.0 million and Savient $13.8 million. Based on final valuations of the assets acquired, we recorded an additional charge of $0.8 million for the difference between amounts recorded as a probable loss at June 30, 2005 and the final loss amount. We also incurred transaction costs (primarily legal and accounting fees) for the three and six months ended December 31, 2005 of $0.6 million and $1.8 million, respectively. Additionally, we received $11.0 million from a third party as partial reimbursement of the $64.0 million charge recorded in conjunction with this transaction. The $11.0 million reimbursement, together with the additional settlement charge of $0.8 million and the transactions costs for the three and six months of $0.6 million and $1.8 million, have all been classified in the selling, general and administrative expense line and result in a net benefit to selling, general and administrative expenses of $9.5 million for the three months ended December 31, 2005 and $8.4 million for the six months ended December 31, 2005.
     On November 9, 2005, we completed the acquisition of FEI Women’s Health, LLC (“FEI”). FEI is the owner of ParaGard® T 380A (Intrauterine Copper Contraceptive) IUD (“Paragard IUD”), which is approved for continuous use for the prevention of pregnancy for up to 10 years. FEI’s results are included in our financial statements subsequent to November 9, 2005. In conjunction with this transaction, we recorded an intangible asset of $256 million, increased the cost of the acquired inventory by $20.7 million to state it at fair value and recorded goodwill of $29.6 million. The intangible asset is being amortized over 20 years while the $20.7 million adjustment to inventory is being charged to cost of sales as the acquired inventory is sold.

Results of Operations
Comparison of the Three and Six Months Ended December 31, 2005 and December 31, 2004
The following table sets forth revenue data for the three and six months ended December 31, 2005 and 2004 (dollars in millions).

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2005	2004	$	%	2005	2004	$	%
Generic products:
Oral contraceptives	$95.9	$102.2	$(6.3)	-6%	$191.2	$202.2	$(11.0)	-5%

Other generic	113.2	89.4	23.8	27%	225.1	169.7	55.4	33%

Total generic products	209.1	191.6	17.5	9%	416.3	371.9	44.4	12%
Proprietary products	80.3	64.2	16.1	25%	139.9	126.9	13.0	10%

Total Product Sales	289.4	255.8	33.6	13%	556.2	498.8	57.4	12%

Alliance, development and other revenue	36.1	1.6	34.5	2156%	79.8	3.1	76.7	2474%

Total revenues	$325.5	$257.4	$68.1	26%	$636.0	$501.9	$134.1	27%

     Revenues — Product Sales
     Generic Products
     Total generic product sales for the three and six months ended December 31, 2005 increased due to a significant increase in our sales of other generic products, as described below, slightly offset by lower sales of our generic oral contraceptive products.
     Oral Contraceptives
     For the three and six months ended December 31, 2005, sales of generic oral contraceptives declined 6% and 5%, respectively, over the prior year periods. The decline in our generic oral contraceptives reflects the continued decline in demand for many of these non-promoted products and lower pricing and fewer units sold due to the impact of competition especially on certain larger oral contraceptives, such as Aviane and Apri. These factors more than offset higher year-over-year generic substitution rates and the impact of customer buying patterns on certain other products, including Kariva.
     Other Generic Products
     For the three and six months ended December 31, 2005, other generic product sales increased 27% and 33%, respectively over the prior year periods due mainly to the July 2005 launch of Desmopressin and, to a lesser extent, contributions from Didanosine, which we launched in December 2004. We expect Desmopressin sales, which have been favorably impacted in the first half of the year by rapid generic substitution, to decline sharply in the third quarter (and thereafter) due to the launch of a competing product in January 2006. Partially offsetting the strong sales from Desmopressin and Didanosine were lower sales of Mirtazapine and Metformin XR 750mg due to increased competition for these products, and reduced demand for Claravis. Lower sales volumes of Claravis, which is indicated for the treatment of severe acne, are in large part the result of lower customer demand as certain customers reduced inventory in anticipation of new labeling requirements. Manufacturers and marketers of isotrentinoin products, including Claravis, in cooperation with the FDA, are currently implementing an enhanced risk management program, iPledge, which is designed to minimize fetal exposure to isotrentinion. iPledge, which is being implemented in stages over the next few months, is expected to replace the existing risk management program.
     Proprietary Products
     For the three and six months ended December 31, 2005 proprietary products sales increased 25% and 10%, respectively, over the prior year periods, primarily the result of (1) an increase in sales of Seasonale, (2) sales of the Paragard IUD and Mircette oral contraceptive, which we acquired in November 2005 and December 2005, respectively, (3) modest increases in sales of Prefest and Nordette, which we acquired in November 2004 and December 2004, respectively, and (4) increased sales of Plan B. These increases more than offset lower sales of Cenestin and Loestrin/Loestrin FE due to volume declines reflecting lower year-over-year prescriptions.
     Seasonale sales totaled $29.5 million for the quarter and $51.6 million for the six months ended December 31, 2005, a 43% and 40% increase, respectively, over the comparable prior year periods. The significant increase for the current periods resulted from higher unit sales — Seasonale prescriptions increased from 193,000 in the prior year quarter to 255,000 in the current quarter — as well as higher pricing. Based on current prescription levels and a continued commitment to consumer advertising, we continue to expect our fiscal 2006 sales of Seasonale to exceed $100 million.
     Revenues — Alliance, Development and Other Revenue
     Alliance, development and other revenue consists mainly of revenue from profit-sharing arrangements, co-promotion agreements, standby manufacturing fees and reimbursements and fees we receive in conjunction with our agreement with the U.S. Department of Defense for the development of the Adenovirus vaccine. Alliance, development and other revenue increased substantially from the prior year primarily due to (1) our profit-sharing arrangement with Teva on sales of their generic Allegra® product and (2) royalty payments and other fees under our Co-Promotion Agreement and License and Manufacturing Agreement with Kos Pharmaceuticals, Inc. (“Kos”) on Niaspan® and Advicor® which we began receiving in the fourth quarter of fiscal 2005.
      The last day of the 180-day exclusivity period on generic Allegra tablets is February 26, 2006. Our agreement with Teva provides for a reduced profit-sharing percentage for product sold after the expiration of the 180-day exclusivity period. In addition, we are aware of competitors that have filed ANDAs with a Paragraph IV certification for generic Allegra tablets. With respect to one such competitor, the 30-month stay of final FDA approval has expired, so that it may be eligible for final approval from the FDA after February 26, 2006. Another competitor’s 30-month stay expires in early June 2006, at which time it may be eligible to receive FDA approval on its ANDA for generic Allegra. If, upon receipt of FDA approval, either of these or any other competitors decide to launch their generic Allegra product “at risk”, Teva’s Allegra revenues and our royalties from Teva could decrease significantly.
     Cost of Sales
     Cost of sales includes the cost of products we purchase from third parties, our manufacturing and packaging costs for products we manufacture, our profit-sharing or royalty payments made to third parties, including raw material suppliers, changes to our inventory reserves and stock-based compensation expense of certain departments. Amortization costs arising from the acquisition of product rights are included in selling, general and administrative expense.
     The following table sets forth cost of sales data, in dollars, as well as the resulting gross margins expressed as a percentage of product sales, for the three and six months ended December 31, 2005 and 2004 (dollars in millions):

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2005	2004	$	%	2005	2004	$	%
Generic products	$68.6	$68.2	$0.4	0.6%	$138.3	$129.7	$8.6	6.6%

Gross margin	67.2%	64.4%			66.8%	65.1%

Proprietary products	$15.1	$9.9	$5.2	52.5%	$25.5	$18.0	$7.5	41.7%

Gross margin	81.2%	84.6%			81.7%	85.8%

Total cost of sales	$83.7	$78.1	$5.6	7.2%	$163.8	$147.7	$16.1	10.9%

Gross margin	71.1%	69.5%			70.6%	70.4%

Charges included in proprietary products cost of sales for step-up inventory	$4.7	$—	$4.7	100.0%	$4.7	$—	$4.7	100.0%

Proprietary Gross margin effect	5.8%	0.0%			3.4%	0.0%
Total Gross margin effect	1.6%	0.0%			0.8%
     Overall gross margins increased for the three and six months ended December 31, 2005 compared to the prior year due to higher margins on our generic products and a higher mix of proprietary products as a percentage of total product sales, partially offset by lower margins on our proprietary products due to product mix and stock-based compensation expense being included in the current year amounts.
     Generic margins increased for the three and six months ended December 31, 2005 due mainly to the launches of new products, specifically Desmopressin and full-period contribution from Didanosine, which carry higher margins than the average of our other generic products. The margin increase related to these products was slightly offset by stock-based compensation expense.
     Proprietary margins declined for the three and six months ended December 31, 2005 due primarily to (a) an additional charge of $4.7 million to cost of sales as described earlier related to the inventory purchased in the FEI acquisition, (b) the inclusion of stock-based compensation expense in the current year and (c) a slight change in the mix of products, as sales of higher margin products declined as a percentage of total proprietary sales.
Selling, General and Administrative Expense
     The following table sets forth selling, general and administrative expense for the three and six months ended December 31, 2005 and 2004 (dollars in millions):

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2005	2004	$	%	2005	2004	$	%
Selling, general and administrative	$66.1	$58.4	$7.7	13.2%	$134.7	$122.7	$12.0	9.8%

Benefit included in selling, general and admin.	$(9.5)	$—	$(9.5)	(100%)	$(8.4)	$—	$(8.4)	(100%)

     Selling, general and administrative expenses for the current quarter increased by 13% over the prior year period and reflect the net benefit of $9.5 million relating to the Mircette transaction, as discussed above. The quarter-over-quarter increase reflects (1) higher selling and marketing costs of $6.9 million, (2) higher information technology costs of $3.4 million, (3) $2.6 million of stock based compensation which we did not have in the prior year period and (4) an increase in legal expenses of $2.9 million. Higher sales and marketing costs are primarily attributable to higher marketing costs for Seasonale as well as costs for Enjuvia, which we expect to launch in late fiscal 2006. The increase also includes higher sales force costs primarily related to the additional sales force acquired in the acquisition of FEI. Higher information technology costs are primarily related to consulting and training costs related to the implementation of our new SAP enterprise resource planning system. Higher legal spending is attributable higher spending on current litigation matters associated with certain antitrust cases and patent challenge matters.
     Selling, general and administrative expenses for the six month period increased by 10% over the prior year period and reflect the net benefit of $8.4 million relating to the Mircette transaction, as discussed above. The period-over-period increase reflects (1) higher selling and marketing costs of $5.5 million, for the reasons discussed in connection with the quarterly comparison above, (2) higher information technology costs of $4.1 million, for the reasons discussed in connection with the quarterly comparison above, and (3) $5.0 million of stock based compensation which we did not have in the prior year period.
Research and Development
     The following table sets forth research and development expenses for the three and six months ended December 31, 2005 and 2004 (dollars in millions):

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2005	2004	$	%	2005	2004	$	%
Research and development	$30.9	$31.1	$(0.2)	-0.6%	$66.0	$59.7	$6.3	10.6%

     Research and development expenses for the current three and six month periods includes a reimbursement of $5.0 million for previously incurred costs under a third party development agreement. Excluding this reimbursement the remaining increase for the three month period included $1.7 million in higher clinical trial costs and $1.5 million in stock-based compensation, which we did not have in the prior year. The net increase for the six month period was primarily from $3.0 million in higher clinical trial costs, $2.9 million in stock-based compensation expenses which we did not have in the prior year, $1.3 million in higher raw material costs and $1.3 million in higher third party development costs.
Income Taxes
     The following table sets forth income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the three and six months ended December 31, 2005 and 2004 (dollars in millions):

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2005	2004	$	%	2005	2004	$	%
Income tax expense	$54.1	$32.4	$21.7	67.0%	$101.5	$63.5	$38.0	59.8%

Effective tax rate	36.3%	35.3%			36.3%	36.3%
     The effective tax rate in the prior year quarter was favorably impacted by the retroactive reinstatement on October 4, 2004, of the federal research tax credit which had temporarily expired on June 30, 2004.
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
     Within the past 12 months cash flows from operations have been more than sufficient to fund our cash needs. At December 31, 2005, our cash, cash equivalents and short-term marketable securities totaled $421.8 million, a decrease of $221.5 million from our position at June 30, 2005. The reduction is primarily due to the acquisitions made during the first half of fiscal 2006.
Operating Activities
     Our operating cash flows for the first half of fiscal 2006 were $104.8 million, compared with $214.9 million for the prior year period. The decline compared to last year reflects an increase in working capital due to the timing of certain accounts receivable collections and the timing of certain liability payments. For example, the prior year’s total included the receipt of $47.7 million from Aventis related to Ciprofloxacin price adjustments which were not repeated during the first half of fiscal 2006. In addition, certain tax benefits which totaled $24.6 million for the six months ended December 31, 2005 were reclassified from operating activities to financing activities in fiscal 2006 as described below.
     Components of the $104.8 million of operating cash flows in the first six months of fiscal year 2006 include: (1) net earnings of $178.1 million, (2) a $66.0 million increase in accounts receivable and other receivables due to the revenue recognized under our agreement with Teva for the sale of generic Allegra and an overall increase in revenues, (3) a decrease in accounts payable and accrued liabilities of $71.2 million due mainly to the payment of the legal settlement with Organon for the Mircette acquisition, (4) the recording of stock-based compensation expense of $13.9 million, and (5) the recording of $28.3 million in deferred taxes primarily related to the Mircette acquisition.
Investing Activities
     Net cash used in investing activities totaled $253.0 million for the first six months of fiscal 2006 compared with $128.0 million in the prior year period. The cash used in investing activities in the current period consisted of our acquisitions of FEI and Mircette for a total of $378.1 million (net of cash acquired) and capital expenditures of $36.0 million, partially offset by net sales of marketable securities of $164.2 million. The prior year included net purchases of marketable securities of $51.7 million, capital expenditures of $24.9 million, buyout of product royalty of $19.3 million and acquisitions of $27.0 million. We expect capital expenditures to be approximately $50-60 million for the fiscal year ending June 30, 2006.
Financing Activities
     Net cash provided by financing activities during the first half of fiscal 2006 was $62.4 million compared with net cash used of $99.6 million in the prior year period. The net cash provided in the current fiscal year primarily reflects proceeds from the exercise of stock options and employee stock purchases of $42.6 million and the tax benefit of stock incentive plans of $24.6 million which was included as a component of operating cash flows in the prior year. The cash generated by options exercised and employee stock purchases is heavily dependent on the Company’s stock price, which increased during the first half of the fiscal year. The level of proceeds from stock option exercises realized in the first six months of fiscal 2006 may or may not be repeated in subsequent periods. The net cash used in the prior year primarily reflected the use of $100.0 million to repurchase shares of our common stock under our share repurchase.
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
     There are no updates to our Critical Accounting Policies from those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as modified in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. Please see the “Critical Accounting Policies” sections of those reports for a comprehensive discussion of our critical accounting policies.
     Recent Accounting Pronouncements
     In March 2005, the FASB published Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of this Interpretation during the second quarter of fiscal year 2006 did not have a material effect on our consolidated financial position, results of operations or cash flows.

     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB (Accounting Principles Board) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS No. 154 will have a material impact on our results of operations or financial position.
Forward-Looking Statements
     Except for the historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by their use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, in no particular order:
•	the difficulty in predicting the timing and outcome of legal proceedings, including patent-related matters such as patent challenge settlements and patent infringement cases;

•	the difficulty of predicting the timing of FDA approvals;

•	court and FDA decisions on exclusivity periods;

•	the ability of competitors to extend exclusivity periods for their products;

•	our ability to complete product development activities in the timeframes and for the costs we expect;

•	market and customer acceptance and demand for our pharmaceutical products;

•	our dependence on revenues from significant customers;

•	reimbursement policies of third party payors;

•	our dependence on revenues from significant products including royalties on products manufactured and marketed by third parties;

•	the use of estimates in the preparation of our financial statements;

•	the impact of competitive products and pricing on products, including the launch of authorized generics;

•	the ability to launch new products in the timeframes we expect;

•	the availability of raw materials;

•	the availability of any product we purchase and sell as a distributor;

•	the regulatory environment;

•	our exposure to product liability and other lawsuits and contingencies;

•	the cost of insurance and the availability of product liability insurance coverage;

•	our timely and successful completion of strategic initiatives, including integrating companies and products we acquire and implementing our new enterprise resource planning system;

•	fluctuations in operating results, including the effects on such results from spending for research and development, sales and marketing activities and patent challenge activities; and

•	other risks detailed from time-to-time in our filings with the Securities and Exchange Commission.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio of approximately $441.1 million. We do not use derivative financial instruments.
     Our investment portfolio consists of cash and cash equivalents and market auction debt securities primarily classified as “available for sale.” The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in a variety of high credit quality debt securities, including U.S., state and local government and corporate obligations, certificates of deposit and money market funds. Over 76% of our portfolio matures in less than three months, or is subject to an interest-rate reset date that occurs within that time. The carrying value of the investment portfolio approximates the market value at December 31, 2005 and the value at maturity. Because our investments consist of cash equivalents and market auction debt securities, a hypothetical 100 basis point change in interest rates is not likely to have a material effect on our consolidated financial statements.
     None of our outstanding debt at December 31, 2005 bears interest at a variable rate. Any borrowings under our $175 million unsecured revolving credit facility will bear interest at a variable rate based on the prime rate, the Federal Funds rate or LIBOR. At December 31, 2005, no amounts were drawn under this facility.
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
     At the conclusion of the period ended December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.
Changes in internal controls
     In October 2005, the Company began migrating certain financial and sales processing systems to SAP, a new enterprise resource planning (ERP) platform. The migration of the Company’s remaining financial, operational, and inventory processes will be implemented in two phases during the second half of the fiscal year. In addition to expanding and improving access to information, the new ERP system will provide a standard scalable information platform to accommodate business growth plans. In connection with the ERP system implementation, the Company is updating its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and to take advantage of enhanced automated controls provided by the system. During the implementation process to date, the Company believes it has taken the necessary steps to maintain internal control systems that provide reasonable assurance of the accuracy of financial information.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Litigation Matters
     The disclosure under Note 11-Commitments and Contingencies-Litigation Matters included in Part 1 of this report is incorporated in this Part II, Item 1 by reference.
Item 4. Submissions of Matters to a Vote of Security Holders
     The Annual Meeting of the Shareholders of Barr Pharmaceuticals, Inc. was held on November 3, 2005. Of the 106,623,333 shares entitled to vote, 96,967,548 shares were represented at the meeting or by proxy or present in person. The meeting was held for the following purposes:
1. To elect nine directors. All nine nominees were elected based on the following votes cast:

For	Shares
Carole Ben-Maimon	93,285,190
Paul M. Bisaro	93,344,373
Harold Chefitz	96,546,032
Bruce L. Downey	93,561,024
Richard Frankovic	96,750,309
James Gilmore	96,755,960
Jacob M. Kay	93,709,399
Peter Seaver	96,749,591
George P. Stephan	93,487,772
2.	To ratify the Audit Committee’s selection of Deloitte & Touche LLP, an independent registered public accounting firm, as independent auditors for the fiscal year ending June 30, 2006, and the result of such vote was as follows:

For:	Against:	Abstain:
92,754,362	4,149,943	63,243
3.	To increase the number of shares authorized for issuance under the Barr Pharmaceuticals, Inc. Employee Stock Purchase Plan, and the result of such vote was as follows:

For:	Against:	Abstain:
73,318,744	1,448,736	105,336
4.	To eliminate animal-based test methods, as set forth in the shareholder proposal, and the result of such vote was as follows:

For:	Against:	Abstain:
1,123,688	71,709,367	7,039,761

Item 6. Exhibits
     (a) Exhibits.

Exhibit No.	Description
2.1	Purchase Agreement dated as of October 14, 2005, by and among Duramed Pharmaceuticals, Inc., Copper 380T, FEI Women’s Health, LLC and the individuals listed on the signature pages thereto.

31.1	Certification of Bruce L. Downey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William T. McKee pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARR PHARMACEUTICALS, INC.

Dated: February 8, 2006	/s/ Bruce L. Downey Bruce L. Downey
Chairman of the Board and Chief Executive Officer

/s/ William T. McKee

William T. McKee
Vice President, Chief
Financial Officer, and Treasurer
(Principal Financial Officer and Principal Accounting Officer)