Form 10-Q
period 2006-03-31
BARR PHARMACEUTICALS INC
filed 2006-05-08
CIK 10081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2006 or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 14, 2006 the registrant had 106,168,772 shares of $0.01 par value common stock outstanding.

BARR PHARMACEUTICALS, INC.

Part 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Barr Pharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share amounts)
(unaudited)

	March 31,	June 30,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$14,726	$115,793
Marketable securities	577,499	527,462
Accounts receivable, net of reserves of $138,565 and $150,000, at
March 31, 2006 and June 30, 2005, respectively	188,052	152,599
Other receivables	36,474	21,411
Inventories, net	139,353	137,638
Deferred income taxes	25,759	30,224
Prepaid expenses and other current assets	12,803	8,229

Total current assets	994,666	993,356

Property, plant and equipment, net of accumulated depreciation of $154,433
and $129,617, at March 31, 2006 and June 30, 2005, respectively	274,444	249,485
Deferred income taxes	37,485	60,504
Marketable securities	20,585	53,793
Other intangible assets	425,905	98,343
Goodwill	47,929	17,998
Other assets	10,626	9,367

Total assets	$1,811,640	$1,482,846

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$40,558	$49,743
Accrued liabilities	109,251	144,428
Current portion of long-term debt and capital lease obligations	5,136	5,446
Income taxes payable	13,039	13,353

Total current liabilities	167,984	212,970

Long-term debt and captial lease obligations	11,480	15,493
Other liabilities	33,132	20,413

Commitments & Contingencies

Shareholders’ equity:
Preferred stock, $1 par value per share; authorized 2,000,000; none issued	—	—
Common stock, $.01 par value per share; authorized 200,000,000; issued 109,135,216 and 106,340,470, at March 31, 2006 and June 30, 2005, respectively	1,091	1,063
Additional paid-in capital	565,209	454,489
Retained earnings	1,133,892	879,669
Accumulated other comprehensive loss	(458)	(561)

	1,699,734	1,334,660

Treasury stock at cost: 2,972,997 shares, at
March 31, 2006 and June 30, 2005	(100,690)	(100,690)

Total shareholders’ equity	1,599,044	1,233,970

Total liabilities and shareholders’ equity	$1,811,640	$1,482,846

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Barr Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Revenues:
Product sales	$293,157	$261,258	$849,336	$760,050
Alliance, development and other revenue	33,684	3,749	113,461	6,834

Total revenues	326,841	265,007	962,797	766,884

Costs and expenses:
Cost of sales	89,642	77,653	253,436	225,350
Selling, general and administrative	87,079	59,124	221,765	181,839
Research and development	37,705	35,488	103,711	95,139

Earnings from operations	112,415	92,742	383,885	264,556

Interest income	4,213	2,825	13,117	7,219
Interest expense	110	287	257	1,351
Other income (expense)	1,071	(260)	478	(409)

Earnings before income taxes	117,589	95,020	397,223	270,015

Income tax expense	41,493	33,675	143,000	97,148

Net earnings	$76,096	$61,345	$254,223	$172,867

Earnings per common share — basic	$0.72	$0.60	$2.43	$1.68

Earnings per common share — diluted	$0.70	$0.58	$2.36	$1.63

Weighted average shares	105,924	102,717	104,779	103,180

Weighted average shares — diluted	108,547	105,892	107,607	105,962

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Barr Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2006 and 2005
(in thousands of dollars)
(unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$254,223	$172,867
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43,469	32,761
Stock-based compensation expense	20,827	—
Deferred income tax expense	27,425	—
Other	(915)	(327)
Tax benefit of stock incentive plans	—	33,516

Changes in assets and liabilities (net of business acquired):
(Increase) decrease in:
Accounts receivable and other receivables, net	(41,375)	34,145
Inventories	19,511	5,757
Prepaid expenses	(3,030)	3,642
Other assets	(62)	6,560
Increase (decrease) in:
Accounts payable, accrued liabilities and other liabilities	(59,958)	(50,429)
Income taxes payable	(314)	18,417

Net cash provided by operating activities	259,801	256,909

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(49,684)	(42,863)
Buy-out of product royalty	—	(19,250)
Purchases of marketable securities	(1,601,541)	(871,227)
Sales of marketable securities	1,587,071	803,480
Acquisitions, net of cash acquired	(378,440)	(27,250)
Investment in venture funds and other	(3,096)	(6,990)

Net cash used in investing activities	(445,690)	(164,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	(5,098)	(19,712)
Purchase of treasury stock	—	(99,982)
Tax benefit of stock incentives	26,983	—
Proceeds from exercise of stock options and employee stock purchases	62,937	13,098

Net cash provided by (used in) financing activities	84,822	(106,596)

Decrease in cash and cash equivalents	(101,067)	(13,787)
Cash and cash equivalents at beginning of period	115,793	28,508

Cash and cash equivalents at end of period	$14,726	$14,721

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)
(unaudited)
1. Basis of Presentation
     The accompanying unaudited interim financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements of Barr Pharmaceuticals, Inc. and its subsidiaries (the “Company”) and accompanying notes that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
     In management’s opinion, the unaudited financial statements reflect all adjustments (including those that are normal and recurring) that are necessary in the judgment of management for a fair presentation of such statements in conformity with accounting principles generally accepted in the United States (“GAAP”). In preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates. Certain amounts in the consolidated statement of cash flows for the nine months ended March 31, 2005 have been reclassified to conform to the Company’s consolidated statement of cash flows for the nine months ended March 31, 2006. This reclassification has not had any effect on the Company’s consolidated statement of operations.
2. Recent Accounting Pronouncements
     In November 2005, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FASB 115-1 and FASB 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and is effective for reporting periods beginning after December 15, 2005. The adoption of this FSP has not had a material impact on the Company’s consolidated financial statements.
3. Stock-Based Compensation
     The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. The Company has three stock-based employee compensation plans, two stock-based non-employee director compensation plans and an employee stock purchase plan. Stock-based compensation consists of stock options, stock appreciation rights and the employee stock purchase plan. Stock options and stock appreciation rights are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally, stock options and stock appreciation rights granted to employees fully vest three years from the grant date and have a term of 10 years. Stock options granted to directors are generally exercisable on the date of the first annual shareholders’ meeting immediately following the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.
     Prior to July 1, 2005, the Company accounted for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net earnings because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. The Company has elected to utilize the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net earnings in the periods after the date of adoption. The Company recognized stock-based compensation expense for the three and nine months ended March 31, 2006 in the amount of $6,933 and $20,827 respectively. The Company also recorded related tax benefits for the three and nine months ended March 31, 2006 in the amount of $2,254 and $5,637, respectively.
     SFAS 123R requires the Company to present pro forma information for periods prior to the adoption as if it had accounted for all stock-based compensation under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the awards at the date of grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock-based employee compensation for the periods indicated.

	Three Months Ended	Nine Months Ended
	March 31, 2005	March 31, 2005
Net earnings, as reported	$61,345	$172,867
Deduct:
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	4,331	15,940

Pro forma net earnings	$57,014	$156,927

Earnings per share:
Basic — as reported	$0.60	$1.68

Basic — pro forma	$0.56	$1.52

Diluted — as reported	$0.58	$1.63

Diluted — pro forma	$0.54	$1.48

     For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid any cash dividends) and employee exercise behavior. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected life of the fiscal 2006 grants is derived from historical and other factors.
     The weighted-average fair value of the awards granted in the three and nine months ended March 31, 2006 was $26.21 and $18.55 per right, respectively, determined using the following assumptions:

	3 Months	9 Months
Average expected term (years)	5.0	5.0
Risk-free interest rate	4.35%	3.75%
Dividend yield	0.00%	0.00%
Expected volatility	36.85%	36.85%
     As of March 31, 2006, the aggregate intrinsic value of awards outstanding and exercisable was $215,411 and $158,166, respectively. In addition, the aggregate intrinsic value of awards exercised during the three and nine months ended March 31, 2006 was $30,873 and $98,089, respectively. The total remaining unrecognized compensation cost related to unvested awards amounted to $34,913. Unrecognized compensation costs related to the employee stock purchase plan amounted to $301 at March 31, 2006. The weighted average remaining requisite service period of the unvested awards was 24 months. The total fair value of awards vested during the three and nine months ended March 31, 2006 was $3,807 and $24,708, respectively.
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
     In accordance with SFAS No. 141, “Business Combinations”, the Company used the purchase method to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed from FEI are recorded at the date of acquisition, at their respective fair values. In connection with the acquisition the Company engaged a valuation firm to assist management in its determination of the fair value of certain assets and liabilities of FEI. The purchase price plus acquisition costs exceeded the fair values of acquired assets and assumed liabilities. This resulted in the recognition of goodwill in the amount of $29,619. The total purchase price, including acquisition costs of $4,810 less cash acquired of $4,372, was $289,428. The consolidated financial statements issued after completion of the acquisition reflect these values, but are not restated retroactively to reflect the historical financial position or results of operations of FEI. The operating results of FEI are included in the consolidated financial statements subsequent to the November 9, 2005 acquisition date.
     The preliminary fair values of the assets acquired and liabilities assumed on November 9, 2005 were as follows:

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
     In accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets", the goodwill associated with the acquisition will not be amortized. The intangible asset has a 20-year life and will be amortized over that period. Goodwill and the intangible asset resulting from this acquisition have been allocated to our proprietary reporting unit.
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

Barr Pharmaceuticals, Inc. and Subsidiaries
Pro Forma Condensed Combined Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005		2006		2005

Revenues	$277,122		$985,935		$804,362
Earnings from operations	87,937	(1)	391,365	(2)	247,744	(3)
Net earnings	57,375	(1)	250,470	(2)	159,830	(3)

Earnings per common share — basic	$0.56		$2.39		$1.55

Earnings per common share — diluted	$0.54		$2.33		$1.51

Weighted average shares	102,717		104,779		103,180

Weighted average shares — diluted	105,892		107,607		105,962

The unaudited pro forma financial information above reflects the following:
(1)	This amount includes amortization of $1,386 for the intangible asset that was acquired, an add back of $507 for interest expense paid before the acquisition, a charge for the amount of the step-up in inventory to fair value of $7,778, and a charge for reduced interest income of $1,348 relating to the reduction of available funds to be invested due to the acquisition.

(2)	This amount includes amortization of $4,274 for the intangible asset that was acquired, an add back of $671 for interest expense paid before the acquisition, a charge for the amount of the step-up in inventory to fair value of $20,741, and a charge for reduced interest income of $2,379 relating to the reduction of available funds to be invested due to the acquisition.

(3)	This amount includes amortization of $4,158 for the intangible asset that was acquired, an add back of $2,162 for interest expense paid before the acquisition, a charge for the amount of the step-up in inventory to fair value of $23,333 and a charge for reduced interest income of $3,562 relating to the reduction of available funds to be invested due to the acquisition.
     Mircette® Acquisition
     On June 15, 2005, the Company entered into a non-binding Letter of Intent with Organon (Ireland) Ltd., Organon USA Inc. (“Organon”) and Savient Pharmaceuticals, Inc. (“Savient”) to acquire the New Drug Application (“NDA”) for Mircette®, obtain a royalty-free patent license to promote Mircette in the United States and dismiss all pending litigation between the parties in exchange for a payment by the Company of $152,800. At the time of the signing of the Letter of Intent, because the proposed transaction included, as one of its components, a payment in settlement of litigation, it was presumed under GAAP to give rise to a “probable loss,” as defined in

SFAS No. 5, “Accounting for Contingencies”. In consultation with outside advisors and based on preliminary valuations of the assets the Company would acquire if the transaction closed on the terms then contemplated, the Company recorded a charge of $63,238 as of June 30, 2005 to reflect the proposed litigation settlement.
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
5. Inventories, net
Inventories consist of the following:

	March 31,	June 30,
	2006	2005
Raw materials and supplies	$74,333	$79,120
Work-in-process	27,752	16,405
Finished goods	37,268	42,113

Total	$139,353	$137,638

     Inventories are presented net of reserves of $25,700 and $13,415 at March 31, 2006 and June 30, 2005, respectively. The work-in-process and finished goods amounts include inventory acquired in the FEI transaction that is stated at fair value. The amount included in these line items related to the acquired inventory was $8,882 as of March 31, 2006, including $8,289 for the step-up to fair value. Based on units sold from the closing date through March 31, 2006, the Company charged cost of sales for $12,452 of the initial $20,741 step-up adjustment.
6. Goodwill and Other Intangible Assets
     As a result of the FEI acquisition during the second quarter of fiscal 2006, the Company had recorded goodwill in the amount of $29,619. Additional transaction costs relating to employee severance were incurred during the three months ended March 31, 2006. Goodwill associated with the acquisition reflects these additional costs and is now stated at $29,931. Total goodwill at March 31, 2006 was $47,929.
     Intangible assets, excluding goodwill, which are comprised primarily of product licenses and product rights and related intangibles, consist of the following:

	March 31,	June 30,
	2006	2005
Product licenses	$45,600	$45,600
Product rights and related intangibles	415,496	70,796

	461,096	116,396
Less: accumulated amortization	(35,191)	(18,053)

Other intangible assets, net	$425,905	$98,343

     Amortization expense for the three and nine months ended March 31, 2006 was $8,865 and $17,137. These amounts were recorded as selling, general and administrative expenses.
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
7. Segment Reporting
     The Company operates in two reportable business segments: Generic Pharmaceuticals and Proprietary Pharmaceuticals. Product sales and gross profit information for the Company’s operating segments consist of the following:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2006		2005		2006		2005
		% of		% of		% of		% of
	$’s	sales	$’s	sales	$’s	sales	$’s	sales
Product sales:
Generic	$200,370	68%	$189,418	73%	$616,632	73%	$561,276	74%
Proprietary	92,787	32%	71,840	27%	232,704	27%	198,774	26%

Total product sales	$293,157	100%	$261,258	100%	$849,336	100%	$760,050	100%

		Margin		Margin		Margin		Margin
	$’s	%	$’s	%	$’s	%	$’s	%
Gross profit:
Generic	$129,443	65%	$121,996	64%	$407,457	66%	$364,203	65%
Proprietary	74,072	80%	61,609	86%	188,443	81%	170,497	86%

Total gross profit	$203,515	69%	$183,605	70%	$595,900	70%	$534,700	70%

8. Earnings Per Share
     The following is a reconciliation of the numerators and denominators used to calculate earnings per share (“EPS”) in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Earnings per common share — basic:
Net earnings (numerator)	$76,096	$61,345	$254,223	$172,867

Weighted average shares (denominator)	105,924	102,717	104,779	103,180

Earnings per common share-basic	$0.72	$0.60	$2.43	$1.68

Earnings per common share — diluted:
Net earnings (numerator)	$76,096	$61,345	$254,223	$172,867

Weighted average shares	105,924	102,717	104,779	103,180
Effect of dilutive options and warrants	2,623	3,175	2,828	2,782

Weighted average shares — diluted (denominator)	108,547	105,892	107,607	105,962

Earnings per common share-diluted	$0.70	$0.58	$2.36	$1.63

	2006	2005	2006	2005

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	22	76	41	1,749
9. Comprehensive Income
     Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net earnings and the net changes in unrealized gains and losses on securities classified for SFAS No. 115 purposes as “available for sale.” Total comprehensive income for the three months ended March 31, 2006 and 2005 was $76,293 and $60,959, respectively, and for the nine months ended March 31, 2006 and 2005 was $254,326 and $171,676, respectively.
10. Commitments and Contingencies
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
     The Company continues to incur significant legal costs associated with its hormone therapy litigation (see below). As of March 31, 2006, these costs have been covered under extended reporting period policies that provide up to $25,000 of coverage. As of March 31, 2006, there was approximately $8,700 of coverage remaining under these policies. The Company has recorded a receivable for legal costs incurred and expected to be recovered under these policies. Once the coverage from these extended reporting period policies has been exhausted, future legal and settlement costs will be covered by a combination of self-insurance and other third-party insurance layers.
Indemnity Provisions
     From time-to-time, in the normal course of business, the Company agrees to indemnify its suppliers, customers and employees concerning product liability and other matters. For certain product liability matters, the Company has incurred legal defense costs on behalf of certain of its customers under these agreements. Except as described below, no amounts have been recorded in the financial statements with respect to the Company’s obligations under such agreements.
     In June 2005, the Company entered into an agreement with Teva Pharmaceuticals USA, Inc. which allowed Teva to manufacture and launch Teva’s generic version of Aventis’ Allegra® product during the Company’s 180 day exclusivity period, in exchange for Teva’s obligation to pay the Company a specified percentage of Teva’s operating profit, as defined, on sales of the product. The agreement also provides that each company will indemnify the other for the portion of any patent infringement damages they might incur as a result of the underlying litigation, described below, so that the parties will share any such damage liability in proportion to their respective share of Teva’s operating profit. On September 1, 2005, Teva launched its generic version of Allegra and the Company, in accordance with Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” recorded a $4,057 liability to reflect the fair value of the indemnification obligation it has undertaken. This amount is included in other liabilities on the consolidated balance sheet as of March 31, 2006.
Litigation Settlement
     On October 22, 1999, the Company entered into a settlement agreement with Schein Pharmaceutical, Inc. (now part of Watson Pharmaceuticals, Inc.) relating to a 1992 agreement regarding the pursuit of a generic conjugated estrogens product. Under the terms of the settlement, Schein relinquished any claim to rights in Cenestin in exchange for a payment of $15,000 made to Schein in 1999. An additional $15,000 payment is required under the terms of the settlement if Cenestin achieves total profits, as defined, of greater than $100,000 over any five-year period prior to October 22, 2014. As of March 31, 2006, no liability has been accrued related to this settlement.
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
     Summarized below are the more significant matters pending to which the Company is a party. As of March 31, 2006, the Company’s reserve for the liability associated with claims or related defense costs for these matters is not material.

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
     On February 7, 2005, the court granted summary judgment in the Company’s favor. Ferring AB and Aventis have appealed. On July 5, 2005, the Company launched its generic product. On February 15, 2006, the Court of Appeals for the Federal Circuit denied the appeal by Ferring AB and Aventis of the court’s granting of summary judgment in favor of the Company. Ferring AB and Aventis subsequently filed a petition for rehearing and rehearing en banc, which was denied on April 10, 2006.
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
     On March 5, 2004, Aventis and AMR Technology, Inc., the holder of certain patents licensed to Aventis, filed an additional patent infringement action in the U.S. District Court for the District of New Jersey — Newark Division, based on two patents that are not listed in the Orange Book.
     In June 2004, the court granted the Company summary judgment of non-infringement as to two patents. On March 31, 2005, the court granted the Company summary judgment of invalidity as to a third patent. Discovery is proceeding on the five remaining patents at issue in the case. No trial date has been scheduled.
     On August 31, 2005, the Company received final FDA approval for its fexofenadine tablet products. As referenced above, pursuant to an agreement between the Company and Teva, the Company selectively waived its 180 days of generic exclusivity in favor of Teva, and Teva launched its generic product on September 1, 2005.
     On September 21, 2005, Aventis filed a motion for a preliminary injunction or expedited trial. The motion asked the court to enjoin the Company and Teva from marketing their generic versions of Allegra tablets, 30 mg, 60 mg and 180 mg, or to expedite the trial in the case. The motion also asked the court to enjoin Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the commercial production of generic fexofenadine raw material. The preliminary injunction hearing concluded on November 3, 2005. On January 30, 2006, the Court denied the motion by Aventis for a preliminary injunction or expedited trial. Aventis has appealed the Court’s denial of its motion to the United States Court of Appeals for the Federal Circuit. Briefing in the appeal is scheduled to be completed by June 30, 2006, but no date for argument has been set.

     Aventis also has brought a patent infringement suit against Teva in Israel, seeking to have Teva enjoined from manufacturing generic versions of Allegra tablets and is requesting damages for patent infringement.
     If the Company and Teva are unsuccessful in the litigation, the Company and Teva could be liable for Aventis’ lost profits on the sale of Allegra, which could potentially exceed the Company and Teva’s profits on the sale of the generic product.
  Product Liability Matters
       Hormone Therapy Litigation
     The Company has been named as a defendant in approximately 3,500 personal injury product liability cases brought against the Company and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of certain estrogen and progestin medications prescribed to treat the symptoms of menopause. The cases against the Company involve either or both of the Company’s Cenestin products or the use of the Company’s medroxyprogesterone acetate product, which typically has been prescribed for use in conjunction with Premarin or other hormone therapy products. All of these products remain approved by the FDA and continue to be marketed and sold to customers. While the Company has been named as a defendant in these cases, fewer than a third of the complaints actually allege the plaintiffs took a product manufactured by the Company, and the Company’s experience to date suggests that, even in these cases, a high percentage of the plaintiffs will be unable to demonstrate actual use of a Company product. For that reason, approximately 2,800 of the 3,500 cases have been dismissed and, based on discussions with the Company’s outside counsel, several hundred more are expected to be dismissed in the near future.
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
     On October 18, 2004, the Court of Appeals reversed the District Court’s grant of summary judgment and held that the plaintiffs have raised triable issues of material fact on their antitrust claims. Discovery has been completed and pre-trial motions have been filed. The trial is scheduled to begin on June 12, 2006.
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
     The lawsuits included nine consolidated in California state court, one in Kansas state court, one in Wisconsin state court, one in Florida state court, and two consolidated in New York state court, with the remainder of the actions pending in the U.S. District Court for the Eastern District of New York for coordinated or consolidated pre-trial proceedings (the “MDL Case”). On March 31, 2005, the Court in the MDL Case granted summary judgment in the Company’s favor and dismissed all of the federal actions before it. On June 7, 2005, plaintiffs filed notices of appeal to the U.S. Court of Appeals for the Second Circuit. The Court of Appeals has stayed consideration of the merits pending consideration of the Company’s motion to transfer the appeal to the United States Court of Appeals for the Federal Circuit as well as plaintiffs’ request for the appeal to be considered en banc. Merits briefing has not yet been completed because the proceedings are stayed pending en banc consideration of a similar case.
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
       Ovcon Antitrust Proceedings
     To date, the Company has been named as a co-defendant with Warner Chilcott Holdings, Co. III, Ltd., and others in complaints filed in federal courts by the Federal Trade Commission, 34 State Attorneys General and nine private class action plaintiffs claiming to be direct and indirect purchasers of Ovcon-35®. These actions allege, among other things, that a March 24, 2004 Option and License Agreement between the Company and Galen Holdings PLC (known since January 2005 as Warner Chilcott Holdings Company, Limited) constitutes an unfair method of competition, is anticompetitive and restrains trade in the market for Ovcon-35® and its generic equivalents. These cases, the first of which was filed by the FTC on or about December 2, 2005, remain at a very early stage, with discovery cut-off dates of December 22, 2006 for the FTC and state cases and March 2, 2007 for the private cases. No trial dates have been set.
     The Company believes that it has not engaged in any improper conduct and is vigorously defending itself in these matters.
       Provigil Antitrust Proceedings
     To date, the Company has been named as a co-defendant with Cephalon, Inc., Mylan Laboratories, Inc., Teva Pharmaceutical Industries, Ltd., Teva Pharmaceuticals USA, Inc., Ranbaxy Laboratories, Ltd., and Ranbaxy Pharmaceuticals, Inc. (the “Defendants”) in two separate complaints filed in the United States District Court for the Eastern District of Pennsylvania. These actions allege, among other things, that the agreements between Cephalon and the other individual Defendants to settle patent litigation relating to Provigil® constitute an unfair method of competition, are anticompetitive and restrain trade in the market for Provigil and its AB-rated generics in violation of the antitrust laws. These cases remain at a very early stage and no trial dates have been set.
     The Company believes that it has not engaged in any improper conduct and is vigorously defending itself in these matters.
       Medicaid Reimbursement Cases
       The Company, along with numerous other pharmaceutical companies, has been named as a defendant in separate actions brought by the states of Alabama, Hawaii, Illinois, Kentucky and Mississippi, the Commonwealth of Massachusetts, the City of New York, and numerous counties in New York. In each of these matters, the plaintiffs seek to recover damages and other relief for alleged overcharges for prescription medications paid for or reimbursed by their respective Medicaid programs. The Company believes that it has not engaged in any improper conduct and is vigorously defending itself in these matters.
       The Commonwealth of Massachusetts case and the New York cases, with the exception of the action filed by Erie County, New York, are currently pending in the U.S. District Court for the District of Massachusetts. Discovery is underway in the Massachusetts cases, but no trial dates have been set. In the New York cases, as well as the Erie County case, which is pending in state court in New York, briefing is underway on defendants’ motions to dismiss, with no trial dates set.
       The Alabama case was filed in Alabama state court, removed to the U.S. District Court for the Middle District of Alabama, and returned to state court. Discovery is underway, but no trial date has been set. The State of Hawaii case was filed in state court in Hawaii on April 26, 2006. This matter is at a very early stage with no trial date set as of yet. The Illinois and Kentucky cases were filed in Illinois and Kentucky state courts, removed to federal court, and then remanded back to their respective state courts. The defendants have filed motions to dismiss in both actions and no trial dates have been set. The State of Mississippi case was filed in state court and is at a very early stage with no trial date set.
     The Company believes that it has not engaged in any improper conduct and is vigorously defending itself in these matters.
      Breach of Contract Action
       On October 6, 2005, plaintiffs Agvar Chemicals Inc., Ranbaxy Laboratories, Inc. and Ranbaxy Pharmaceuticals, Inc. filed suit against the Company and Teva Pharmaceuticals USA, Inc. in the Superior Court of New Jersey. In their complaint, plaintiffs seek to recover damages and other relief, based on an alleged breach of an alleged contract requiring the Company to purchase raw material for the Company’s generic Allegra product from Ranbaxy, prohibiting the Company from launching its generic Allegra product without Ranbaxy’s consent and prohibiting the Company from entering into an agreement authorizing Teva to launch Teva’s generic Allegra product. The court has entered a scheduling order providing for the completion of discovery by March 7, 2007 but has not yet set a date for trial. The Company believes there was no such contract and is vigorously defending itself in this matter.
      Other Litigation
       As of March 31, 2006, the Company was involved with other lawsuits incidental to its business, including patent infringement actions, product liability, and personal injury claims. Management, based on the advice of legal counsel, believes that the ultimate outcome of these other matters will not have a material adverse effect on the Company’s consolidated financial statements.

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
     On December 2, 2005, we finalized an agreement with Organon and Savient to acquire the exclusive rights to Mircette. The agreement terminated the ongoing patent litigation regarding our generic version of Mircette, which we market under the trade name Kariva. The agreement called for us to pay Organon $139.0 million and Savient $13.8 million. Based on final valuations of the assets acquired, we recorded an additional charge of $0.8 million for the difference between amounts recorded as a probable loss at June 30, 2005 and the final loss amount. We also incurred transaction costs (primarily legal and accounting fees) for the nine months ended March 31, 2006 of $1.8 million. Additionally, we received $11.0 million from a third party as partial reimbursement of the $64.0 million charge recorded in conjunction with this transaction. The $11.0 million reimbursement, together with the additional settlement charge of $0.8 million and the transactions costs of $1.8 million, have all been classified as selling, general and administrative expenses and have resulted in a net benefit of $8.4 million to selling, general and administrative expenses for the nine months ended March 31, 2006.
     On November 9, 2005, we completed the acquisition of FEI Women’s Health, LLC (“FEI”). FEI is the owner of ParaGard® T 380A (Intrauterine Copper Contraceptive) IUD, which is approved for continuous use for the prevention of pregnancy for up to 10 years. FEI’s results are included in our financial statements subsequent to November 9, 2005. In conjunction with this transaction, we recorded an intangible asset of $256 million related to the rights to market and sell ParaGard, increased the cost of the acquired inventory by $20.7 million to state it at fair value and recorded goodwill of $29.9 million. The intangible asset is being amortized over 20 years while the $20.7 million adjustment to inventory is being charged to cost of sales as the acquired inventory is sold.

Results of Operations
Comparison of the Three and Nine Months Ended March 31, 2006 and March 31, 2005
     The following table sets forth revenue data for the three and nine months ended March 31, 2006 and 2005 (dollars in millions).

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2006	2005	$	%	2006	2005	$	%
Generic products:
Oral contraceptives	$101.2	$93.6	$7.6	8%	$292.4	$295.7	$(3.3)	-1%
Other generic	99.1	95.9	3.2	3%	324.2	265.6	58.6	22%

Total generic products	200.3	189.5	10.8	6%	616.6	561.3	55.3	10%
Proprietary products	92.8	71.8	21.0	29%	232.7	198.8	33.9	17%

Total Product Sales	293.1	261.3	31.8	12%	849.3	760.1	89.2	12%

Alliance, development and other revenue	33.7	3.7	30.0	811%	113.5	6.8	106.7	1569%

Total revenues	$326.8	$265.0	$61.8	23%	$962.8	$766.9	$195.9	26%

     Revenues — Product Sales
     Generic Products
     Total generic product sales for the three months ended March 31, 2006 increased due to increases in sales of both our generic oral contraceptive products and our other generic products. For the nine months ended March 31, 2006, total generic products sales increased due to a significant increase in sales of our other generic products, which was slightly offset by lower sales of generic oral contraceptive products.
     Oral Contraceptives
     For the three months ended March 31, 2006, sales of generic oral contraceptives increased 8% over the prior year period. This increase was primarily attributable to an increase in market share of Tri-Sprintec during the quarter combined with continued strong sales of Kariva due to higher pricing and an increase in market share. We believe that the increase in market share of Tri-Sprintec was primarily related to temporary supply shortages encountered by one of our competitors. We understand that these supply shortages have been resolved and therefore expect our Tri-Sprintec market share and sales to decline in our fiscal fourth quarter as compared to the quarter ended March 31, 2006.
     For the nine months ended March 31, 2006, sales of generic oral contraceptives showed a slight decline of 1% compared to the prior year period. This decrease resulted from the continued impact of competition on certain of our larger generic oral contraceptive products, such as Aviane and Apri, resulting in lower pricing and reduced market share, as well as the continued decline in demand for several of these products. This decrease more than offset higher sales of Kariva and Tri-Sprintec due to reasons discussed above.
     Other Generic Products
     For the three months ended March 31, 2006, sales of other generic products increased 3% to $99.1 million from $95.9 million in the prior year period. This increase resulted from sales of Desmopressin, which we launched in July 2005, partially offset by lower sales of Mirtazapine, Didanosine, Warfarin Sodium and Claravis, and the continued decline in demand for certain of our other generic products. Mirtazapine sales were lower due to further price and volume erosion from competition. Revenues from Didanosine were lower during the period due to a decline in unit sales, while sales of Warfarin Sodium declined due to continued pricing pressure even as our market share has consistently increased. Claravis sales were lower during this three-month period in large part due to the decline in the overall compound usage and lower market share. As discussed in our prior Form 10-Q, sales of Claravis and other isotrentinoin products indicated for the treatment of severe acne have been negatively impacted by the implementation of iPledge, an enhanced risk management program that is designed to minimize fetal exposure to isotrentinoin which took effect on December 31, 2005.

     For the nine months ended March 31, 2006, sales of other generic products increased 22% to $324.2 million from $265.6 million in the prior year. The significant growth during the nine-month period was due primarily to sales of Desmopressin, which we launched in July 2005 and to a lesser extent, contributions from Didanosine, which we launched in December 2004. Desmopressin sales, which were favorably impacted in the first half of the fiscal year by rapid generic substitution, declined sharply in the quarter ended March 31, 2006 due to the launch of a competing product in January 2006. We expect further sales declines in our fiscal fourth quarter as a result of this competition as well as new competition from a competing product that was approved and launched in April 2006. Partially offsetting the strong sales from Desmopressin and Didanosine during this nine-month period were lower sales of Mirtazapine, as discussed above, as well as reduced demand for Claravis for the reasons discussed above.
     Proprietary Products
     For the three months ended March 31, 2006, proprietary product sales increased 29% over the prior year period, primarily the result of (1) higher sales of Seasonale®, (2) sales of the ParaGard IUD and Mircette oral contraceptive, which we acquired in November 2005 and December 2005, respectively, (3) higher sales of Cenestin due largely to customer buying patterns and (4) higher unit sales of our Plan B emergency contraceptive product. These increases more than offset decreases in revenues attributable to Loestrin/Loestrin FE, which experienced significant volume declines due to lower market share, and Nordette, which also experienced lower unit sales due to lower market share despite an increase in pricing.
     For the nine months ended March 31, 2006, proprietary product sales increased 17% over the prior year period. This increase is a result of significant increase in sales of Seasonale, combined with contributions from acquired products noted above and higher unit sales of Plan B. Partially offsetting these increases were lower sales of Loestrin/Loestrin FE due to decreasing market share and Cenestin due to customer buying patterns.
     Seasonale sales totaled $27.1 million for the three-month period ended March 31, 2006 and $78.8 million for the nine-month period then ended, representing 12% and 29% increases, respectively, over the comparable prior year periods. The significant increase in sales during the current periods resulted from higher unit sales due to higher prescriptions, which increased 27% over the prior year quarter and 33% over the prior year nine-month period, as well as higher pricing. Based on current prescription levels, we expect our fiscal 2006 sales of Seasonale to exceed $100 million.
     In June 2004, we received notification that a competitor had filed an ANDA containing a paragraph IV certification asserting that the patent covering Seasonale is invalid, unenforceable or would not be infringed by the competitor’s generic product. We did not initiate patent infringement litigation with respect to the competitor’s ANDA, and we do not expect to receive pediatric exclusivity with respect to Seasonale. As a result, the competitor’s application could receive FDA approval following the expiration of our New Product Exclusivity in September 2006.
     In July 2004, we submitted the patent covering Seasonale for reissue with the Patent and Trademark Office (“PTO”). We have not received a determination from the PTO regarding the reissuance but expect that the PTO will make a determination before the end of the current calendar year, however the patent covering Seasonale will remain in effect and continue to be listed in the FDA’s Orange Book while the PTO reviews the request for reissuance. If the patent covering Seasonale is reissued, it will have the same remaining term as the existing patent that expires in 2017.
     In addition to Seasonale our extended cycle oral contraceptive franchise includes Seasonique. We have filed with the FDA an NDA for Seasonique and in August 2005 received an approvable letter. In March 2006, the FDA notified us that it had determined that additional clinical studies would not be required to support the approval of Seasonique. Following this notification, we submitted product labeling that we expect to be approved in late May 2006. If Seasonique gains final FDA approval in late May, we expect to launch the product in the first quarter of fiscal 2007.
     Revenues — Alliance, Development and Other Revenue
     Alliance, development and other revenue consists mainly of revenue from profit-sharing arrangements, co-promotion agreements, standby manufacturing fees and reimbursements and fees we receive in conjunction with our agreement with the U.S. Department of Defense for the development of the Adenovirus vaccine. Alliance, development and other revenue increased substantially from the prior year primarily due to (1) our profit-sharing arrangement with Teva on sales of their generic Allegra® product and (2) royalty payments and other fees under our Co-Promotion Agreement and License and Manufacturing Agreement with Kos Pharmaceuticals, Inc. (“Kos”) on Niaspan® and Advicor®, which we began receiving in the fourth quarter of fiscal 2005.
     Our 180-day exclusivity period on generic Allegra ended on February 28, 2006. As discussed above, pursuant to an agreement between the Company and Teva, we selectively waived our 180 days of generic exclusivity in favor of Teva, and Teva launched its generic Allegra product on September 1, 2005. By the end of April 2006, one competitor had received final approval from the FDA for their generic Allegra product. We are aware of several other companies that have filed ANDAs with Paragraph IV certifications for generic Allegra. Competition for generic Allegra has caused, and will continue to cause, Teva’s Allegra revenues to decrease and in turn, our royalties to decline. Additionally, our profit-sharing percentage in our arrangement with Teva decreased following the expiration of the exclusivity period on February 28, 2006, further reducing the amount of royalties we receive from Teva. As a result, our revenues from our profit-sharing arrangement with Teva are expected to decrease in our fiscal fourth quarter and thereafter.

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
     The following table sets forth cost of sales data, in dollars, as well as the resulting gross margins expressed as a percentage of product sales, for the three and nine months ended March 31, 2006 and 2005 (dollars in millions):

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2006	2005	$	%	2006	2005	$	%
Generic products	$70.9	$67.4	$3.5	5%	$209.2	$197.1	$12.1	6%

Gross margin	64.6%	64.4%			66.1%	64.9%

Proprietary products	$18.7	$10.2	$8.5	83%	$44.2	$28.3	$15.9	56%

Gross margin	79.8%	85.8%			81.0%	85.8%

Total cost of sales	$89.6	$77.6	$12.0	15%	$253.4	$225.4	$28.0	12%

Gross margin	69.4%	70.3%			70.2%	70.6%

Charges inclued in proprietary products cost of sales for step-up inventory	$7.8	$—	$7.8	100%	$12.5	$—	$12.5	100%

Proprietary Gross margin effect	8.4%	0.0%			5.4%	0.0%
Total Gross margin effect	2.7%	0.0%			1.5%	0.0%
     Overall gross margins decreased for the three and nine months ended March 31, 2006 compared to the prior year periods due to the cost of sales charge associated with the acquisition of FEI and the inclusion of stock-based compensation expense in the current periods. As discussed above under “Business Development Activities,” in connection with acquiring FEI in November 2005, a $20.7 million adjustment to inventory is being charged to cost of sales as the acquired inventory is sold.
     Margins on our generic products increased for the three and nine months ended March 31, 2006 due mainly to the launches of new products, specifically Desmopressin and full period contributions from Didanosine, which carry higher margins than the average of our other generic products. The margin increase related to these products was slightly offset by stock-based compensation expense. We expect gross margins on our generic products to decline in our fiscal fourth quarter primarily due to lower pricing for Desmopressin resulting from the launch of an additional competing product in April 2006.
     Proprietary margins declined for the three and nine months ended March 31, 2006 due primarily to charges of $7.8 million and $12.5 million in the three and nine-month periods, respectively, to cost of sales as described above related to the FEI acquisition, and the inclusion of stock-based compensation expense in the current period. The remaining $8.2 million adjustment to inventory related to the FEI acquisition is expected to be amortized to cost of sales over the next two quarters.

Selling, General and Administrative Expense
     The following table sets forth selling, general and administrative expense for the three and nine months ended March 31, 2006 and 2005 (dollars in millions):

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2006	2005	$	%	2006	2005	$	%
Selling, general and administrative	$87.1	$59.1	$28.0	47%	$221.8	$181.8	$40.0	22%

Benefit included in selling, general and admin.	$—	$—	$—	0%	$(8.4)	$—	$(8.4)	(100)%

     Selling, general and administrative expenses for the current quarter increased by 47% over the prior year period. This increase reflects (1) higher selling and marketing costs of $12.1 million, (2) higher amortization expenses of $3.8 million, (3) stock-based compensation costs of $3.5 million which we did not have in the prior year period and (4) higher information technology costs of $3.5 million. Higher selling and marketing costs are primarily attributable to higher marketing costs for Seasonale as well as costs associated with the launch of Enjuvia®, during our fiscal fourth quarter. The increase also includes higher sales force costs primarily related to the additional sales representatives acquired in the FEI acquisition. Higher amortization expenses are attributable to the increase in our intangible assets relating to the FEI and Mircette acquisitions that took place during the first half of fiscal 2006. Higher information technology costs are primarily related to consulting and training costs related to the implementation of our new SAP enterprise resource planning system.
     Selling, general and administrative expenses for the nine-month period increased by 22% over the prior year period. This increase reflects, for reasons discussed in connection with the quarterly comparison above, (1) higher selling and marketing costs of $16.1 million, (2) stock-based compensation costs of $10.1 million which we did not have in the prior year period, (3) higher information technology costs of $7.6 million and (4) higher amortization expenses of $5.3 million. Offsetting those increases was a net benefit of $8.4 million relating to the Mircette transaction as described in “Business Development Activities” above.
Research and Development
     The following table sets forth research and development expenses for the three and nine months ended March 31, 2006 and 2005 (dollars in millions):

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2006	2005	$	%	2006	2005	$	%
Research and development	$37.7	$35.5	$2.2	6%	$103.7	$95.1	$8.6	9%

     The 6% increase in the three-month period resulted from $2.8 million in higher clinical studies, a $2.5 million write-off of acquired in-process research and development related to the purchase price of four ANDAs from Teva and Ivax (resulting from Teva’s acquisition of Ivax) and $1.4 million in stock-based compensation which we did not have in the prior year. These increases were partially offset by a decrease in third party development costs of $6.2 million.
     The 9% increase in the nine-month period resulted from a $6.1 million increase in clinical trial costs, $4.4 million in stock-based compensation which we did not have in the prior year, a $2.5 million write-off of acquired in-process research and development as discussed above and an increase of $2.2 million in raw materials expense. Offsetting these increases is a reimbursement of $5.0 million for previously incurred costs under a third party development agreement.

Income Taxes
     The following table sets forth income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the three and nine months ended March 31, 2006 and 2005 (dollars in millions):

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2006	2005	$	%	2006	2005	$	%
Income tax expense	$41.5	$33.7	$7.8	23%	$143.0	$97.1	$45.9	47%

Effective tax rate	35.3%	35.5%			36.0%	36.0%
     The effective tax rate for the current quarter, which decreased to 35.3% from 35.5% in the prior year period, was favorably impacted by a combination of (1) a tax deduction related to the disqualifying exercise of incentive stock options that were previously expensed in our financial statements for which no tax benefit was taken, (2) the application of the revised tax rate expected for our fiscal year applied to the prior quarters and (3) a change in the mix of income among the states where the Company has manufacturing facilities. These drivers were partially offset by the expiration on December 31, 2005 of the federal tax credit for research and development activities.
     Our federal income tax return for fiscal year 2004 is currently under audit by the IRS. Prior periods have either been audited or are no longer subject to audit by the IRS.
Liquidity and Capital Resources
     Our primary source of cash is the collection of accounts and other receivables primarily related to product sales and our alliance, development and other revenues. Our primary uses of cash include financing inventory, research and development, marketing, capital projects and business development activities.
     Within the past 12 months, cash flows from operations have been more than sufficient to fund our cash needs. At March 31, 2006, our cash, cash equivalents and short-term marketable securities totaled $592.2 million, a decrease of $51.0 million from our position at June 30, 2005.
Operating Activities
     Our operating cash flows for the nine months ended March 31, 2006 were $259.8 million, compared with $256.9 million for the prior year period. Components of the $259.8 million of operating cash flows in the first nine months of fiscal year 2006 include (1) net earnings of $254.2 million, (2) a $41.4 million increase in accounts receivable and other receivables due in part to the revenue recognized under our agreement with Teva for the sale of generic Allegra and an overall increase in revenues, (3) a decrease in accounts payable and accrued liabilities of $60.0 million due mainly to the payment of the legal settlement with Organon for the Mircette acquisition, (4) the recording of stock-based compensation expense of $20.8 million, and (5) the reversal of $27.4 million in deferred taxes primarily related to the $64 million charge recorded in conjunction with the Mircette transaction. In addition, certain tax benefits, which totaled $27.0 million for the nine months ended March 31, 2006, were classified in operating activities prior to fiscal 2006 but are now classified in financing activities with the adoption of SFAS 123R as described in Note 3 to our consolidated financial statements above.
Investing Activities
     Net cash used in investing activities totaled $445.7 million for the first nine months of fiscal 2006 compared with $164.1 million in the prior year period. The cash used in investing activities in the current period consisted of our acquisitions of FEI and Mircette for a total of $378.4 million (net of cash acquired), capital expenditures of $49.7 million and the net purchase of marketable securities of $14.5 million. The prior year included net purchases of marketable securities of $67.7 million, capital expenditures of $42.9 million, buyout of a product royalty of $19.3 million and acquisitions of $27.3 million. We expect capital expenditures to be approximately $50-60 million for the fiscal year ending June 30, 2006.
Financing Activities
     Net cash provided by financing activities during the first nine months of 2006 was $84.8 million compared with net cash used of $106.6 million in the prior year period. The net cash provided in the current fiscal year primarily reflects proceeds from the exercise of stock options and employee stock purchases of $62.9 million and the tax benefit of stock incentive plans of $27.0 million which was included as a component of operating cash flows in the prior year. The cash generated by option exercises and employee stock purchases is dependent on the Company’s stock price, which generally increased during the first nine months of the fiscal year. The level of proceeds from stock option exercises realized in the first nine months of fiscal 2006 may or may not be repeated in subsequent periods. The net cash used in the prior year primarily reflected the use of $100.0 million to repurchase shares of our common stock under our share repurchase plan.
Sufficiency of Cash Resources
     We believe our current cash and cash equivalents, marketable securities, investment balances, cash flows from operations and un-drawn amounts of $175 million under our revolving credit facility are adequate to fund our operations and planned capital expenditures and to capitalize on strategic opportunities as they arise. We have and will continue to evaluate our capital structure as part of our goal to promote long-term shareholder value. To the extent that additional capital resources are required, we believe that such capital may be raised by additional bank borrowings, debt or equity offerings or other means.
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
Recent Accounting Pronouncements
     In November 2005, the FASB issued FSP FASB 115-1 and FASB 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and is effective for reporting periods beginning after December 15, 2005. We are currently accounting for investments in accordance with this guidance, and therefore, the adoption of this FSP has not had a material impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio of approximately $605.0 million. We do not use derivative financial instruments.
     Our investment portfolio consists of cash and cash equivalents and market auction debt securities primarily classified as “available for sale.” The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in a variety of high credit quality debt securities, including U.S., state and local government and corporate obligations, certificates of deposit and money market funds. Over 87% of our portfolio matures in less than three months, or is subject to an interest-rate reset date that occurs within that time. The carrying value of the investment portfolio approximates the market value at March 31, 2006 and the value at maturity. Because our investments consist of cash equivalents and market auction debt securities, a hypothetical 100 basis point change in interest rates is not likely to have a material effect on our consolidated financial statements.
     None of our outstanding debt at March 31, 2006 bears interest at a variable rate. Any borrowings under our $175 million unsecured revolving credit facility will bear interest at a variable rate based on the prime rate, the Federal Funds rate or LIBOR. At March 31, 2006, no amounts were drawn under this facility.
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
     At the conclusion of the period ended March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.
Changes in internal controls
     In October 2005, the Company began migrating certain financial and sales processing systems to SAP, a new enterprise resource planning (ERP) platform. The migration of the Company’s remaining financial, operational, and inventory processes is on schedule to be completed by June 30, 2006. In addition to expanding and improving access to information, the new ERP system will provide a standard scalable information platform to accommodate business growth plans. In connection with the ERP system implementation, the Company is updating its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and to take advantage of enhanced automated controls provided by the system. During the implementation process to date, the Company believes it has taken the necessary steps to maintain internal control systems that provide reasonable assurance of the accuracy of financial information.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Litigation Matters
     The disclosure under Note 10 — Commitments and Contingencies — Litigation Matters included in Part I of this report is incorporated in this Part II, Item 1 by reference.
Item 6. Exhibits
     (a) Exhibits.

Exhibit No.	Description
10.1	Employment Agreement, dated as of January 5, 2006, among Barr Pharmaceuticals, Inc., Duramed Pharmaceuticals Inc. and G. Frederick Wilkinson.
31.1	Certification of Bruce L. Downey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of William T. McKee pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARR PHARMACEUTICALS, INC.
Dated: May 8, 2006	/s/ Bruce L. Downey
Bruce L. Downey
Chairman of the Board and Chief Executive Officer

/s/ William T. McKee
William T. McKee
Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)