Form 10-K
period 2006-06-30
BARR PHARMACEUTICALS INC
filed 2006-08-30
CIK 10081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-9860

Barr Pharmaceuticals, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	42-1612474

(State or Other Jurisdiction of	(I.R.S. – Employer
Incorporation or Organization)	Identification No.)

400 Chestnut Ridge Road
Woodcliff Lake, New Jersey	07677-7668
(Address of principal executive offices)	(Zip Code)
201-930-3300
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:

Common Stock, Par Value $0.01	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold on December 31, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $6,700,000,000. For purposes of this calculation, shares held by directors, executive officers and 10% shareholders of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that these individuals are, in fact, affiliates of the Registrant.
     As of August 14, 2006, there were 106,294,289 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registration’s definitive proxy statement relating to the annual meeting of shareholders to be held on November 9, 2006, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

BARR PHARMACEUTICALS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2006

PART I
ITEM 1. BUSINESS
Safe Harbor Statement
     Forward-Looking Statements
     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” and Item 1A, “Risk Factors.”
Overview
     Barr Pharmaceuticals, Inc. is a Delaware holding company whose principal subsidiaries, Barr Laboratories, Inc. and Duramed Pharmaceuticals, Inc., develop, manufacture and market generic and proprietary pharmaceutical products, respectively. For our fiscal year ended June 30, 2006, we recorded net earnings of $336 million on revenues of $1.3 billion. Of our $1.3 billion of revenues in fiscal 2006, $839 million were from sales of our generic products, $330 million were from sales of our proprietary products, and $146 million were attributed to revenues derived from co-promotion alliances, development agreements and other sources.
     Our business has two reportable segments: generic pharmaceuticals and proprietary pharmaceuticals. In the generic pharmaceutical segment, we currently manufacture and distribute approximately 150 different dosage forms and strengths of approximately 75 different generic pharmaceutical products, including 22 oral contraceptive products, representing the largest category of our generic product portfolio.
     In our proprietary pharmaceutical segment, we currently manufacture and distribute 19 proprietary pharmaceutical products, largely concentrated in the women’s healthcare therapeutic category. These products include our SEASONALE® (levonorgestrel/ethinyl estradiol 0.15 mg/0.03 mg tablets) and SEASONIQUE™ (levonorgestrel/ethinyl estradiol tablets 0.15 mg/0.03 mg and ethinyl estradiol tablets 0.01 mg) extended-cycle oral contraceptive products, our Cenestin® (synthetic conjugated estrogens, A) and ENJUVIA™ (synthetic conjugated estrogens, B) line of hormone therapy products, our ParaGard® T 380A (Intrauterine Copper Contraceptive) IUD and our Plan B® emergency contraceptive (levonorgestrel) product.
     We operate manufacturing, research and development and administrative facilities in eight primary locations within the United States. Our administrative offices are located in Woodcliff Lake, New Jersey.
     Our Internet address is www.barrlabs.com. We do not intend for this website address to be an active link or to otherwise incorporate by reference the contents of the website into this report. On our Investor Relations portion of the website we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings on our Investor Relations web site are available free of charge. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room or electronically through the SEC website (www.sec.gov). Also within the Investor Relations portion of our website, we provide information concerning corporate governance, including our Corporate Governance Guidelines, Board Committee Charters and Composition, Code of Conduct and other information.
Business Strategies
     We focus our resources on three principal strategies:
•	developing and marketing selected generic pharmaceuticals;

•	developing and marketing proprietary pharmaceuticals; and

•	pursuing the development of and the opportunity to market, generic biopharmaceuticals.
  Developing and Marketing Selected Generic Pharmaceuticals
     We develop and market the generic equivalent of brand pharmaceuticals. These products are marketed under the label of our subsidiary Barr Laboratories, Inc. (“Barr”). We focus on generic products that have one or more characteristics that we believe will make it difficult for other competitors to develop competing generic products. The characteristics of the selected generic products we pursue may include one or more of the following:
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
     In developing generic products, we generally conduct studies to establish that our product is bioequivalent to the brand product, and determine, in consultation with legal counsel whether (1) our product infringes the patents of the owner of the New Drug Application (“NDA”) relating to that product or of the innovator or (2) such patents are invalid or unenforceable. Approval by the U.S. Food & Drug Administration (“FDA”) is required before a generic version of a previously approved drug or certain new dosage forms of an existing drug can be marketed. Approval for such products generally is sought by filing an Abbreviated New Drug Application (“ANDA”) with the FDA. In most cases, bioavailability and bioequivalence studies, but not clinical studies, are required in support of an ANDA. Bioavailability indicates the rate of absorption and levels of concentration of a drug in the blood stream. Bioequivalence compares the bioavailability of one drug product with another and, when established, indicates that the rate of absorption and levels of concentration in the body are equivalent, within specified limits, to the previously approved reference listed drug. An ANDA may be submitted for a drug product on the basis that it is the equivalent of a previously approved drug product or, in the case of a new dosage form, that it is suitable for use for the indications specified without the need to conduct additional safety or efficacy testing.
     We capitalize the inventory costs associated with certain products prior to receiving FDA final marketing approval for those products (“pre-launch inventories”). Each of our ANDA submissions is made with the expectation that: (i) the FDA will approve the marketing of the product therein described, (ii) we will validate our process for manufacturing that product within the specifications that have been or will be approved by the FDA and (iii) the cost of the inventory will be recovered from the commercialization of our product.
     The regulatory process for approval of an ANDA is discussed in greater detail below under “Government Regulation — Abbreviated New Drug Application Process.”
     Developing generic equivalents of branded pharmaceuticals that are protected by patents and challenging those that we believe are invalid, unenforceable or not infringed by our competing generic versions of these branded products has been an important part of our success in the past. Successful patent challenges may result in gaining 180 days of market exclusivity for our generic product, such as when we successfully challenged the patents on Prozac and DDAVP or entering into settlements that allow us to market the products before the patents expire, such as the settlement that resulted in our launch of Cipro ® in June 2003, or our settlement that resulted in our Niaspan®/Advicor® co-promotion agreements and the right to launch our generic version of the products prior to patent expiry. As branded pharmaceutical companies have increased the number of patents protecting their products, the number of our generic products in development facing intellectual property issues and possible litigation has also increased. In addition, several companies, including Barr, have launched products prior to a final decision in their patent challenge litigation, a so-called “at-risk-launch.” See “Generic Pharmaceuticals — Pending Patent Challenges.”

     As a percentage of our total product sales, sales of our generic products, including sales of products manufactured for us and sold under distribution agreements, accounted for 89% in fiscal 2004, 73% in fiscal 2005, and 72% in fiscal 2006. The declining percentage over time reflects the increasing contribution from our proprietary products over that same period.
     Developing and Marketing Proprietary Pharmaceuticals
     We develop, manufacture and market proprietary pharmaceutical products under the label of our subsidiary Duramed Pharmaceuticals, Inc. (“Duramed”). These products include both products that we develop internally and products that we acquire, whether through license or an outright acquisition. Although the proprietary products that we develop involve substantially higher risk to bring to market and require more extensive research and development activities on our part compared with our generic products, they offer the potential for a longer period of market or product exclusivity and may generate greater returns than most of our generic products. The same is true for the proprietary products that we acquire, although they often involve less development risk. Actively promoted proprietary products require greater sales and marketing expenses than generic products because we need to promote them directly to healthcare providers using our sales representatives and, in some cases, directly to consumers through direct-to-consumer advertising. Examples of this are our SEASONALE and ENJUVIA products that we launched in November 2003 and May 2006, respectively.
     FDA approval is required before any new drug can be marketed. An NDA is a filing submitted to the FDA to obtain approval of a new drug and must contain complete pre-clinical and clinical safety and efficacy data or a right of reference to such data. Before dosing a new drug in healthy human subjects or patients may begin, stringent government requirements for pre-clinical data must be satisfied. The pre-clinical data, derived primarily from laboratory studies, are submitted in an Investigational New Drug, or IND, application, or its equivalent in countries outside the United States where clinical trials are to be conducted. The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.
     The regulatory process for approval of an NDA is discussed in greater detail below under “Government Regulation — New Drug Application Process.”
     Typically, we capitalize pre-launch inventories associated with the filing of an NDA based on the same expectations as we have with an ANDA. We do not begin to capitalize manufacturing related costs until the related product candidates have an NDA filed, and in the case of raw material and packaging components to an NDA product we do not begin to capitalize these costs until the product development process has progressed to a point where we have determined that the product has a high probability of regulatory approval.
     As a percentage of our total product sales, sales of our proprietary products accounted for 11% in fiscal 2004, 27% in fiscal 2005, and 28% in fiscal 2006.

     Pursuing Development and Marketing of Generic Biopharmaceuticals
     We actively pursue those business development initiatives and internal development activities that will enable us to bring generic versions of biopharmaceutical products to market and we intend to build a leadership position in the development and marketing of such products in the future. “Biopharmaceuticals” represent a significant subset of pharmaceutical products that are manufactured with the use of live organisms as opposed to chemical (non-biological) compounds. The pharmaceutical products we currently market utilize chemical compounds as their main ingredients. Biopharmaceuticals represent an industry with approximately $33 billion in annual sales, and more than 200 biopharmaceutical products are on the market today. However, the FDA has not recognized an abbreviated regulatory pathway for the timely and cost-efficient approval of generic versions of biopharmaceutical products. We are working with Congress, the Department of Health and Human Services (“HHS”), including the FDA, and the generic industry’s trade association, the Generic Pharmaceutical Association (“GPhA”), to help define the regulatory pathway for approval of these products. We currently do not sell any generic biopharmaceutical products, though in March 2005 we entered into a development, supply and marketing agreement with PLIVA d.d. (“PLIVA”) for the generic biopharmaceutical Granulocyte Colony Stimulating Factor (“G-CSF”), a protein that stimulates the growth of certain white blood cells, and we are actively working on the development of two additional, undisclosed generic biopharmaceutical products.
Investment in Research and Development
     Our commitment to research and development, including acquired in-process research and development, resulted in investments of $169 million in fiscal 2004, $128 million in fiscal 2005, and $140 million in fiscal 2006. We have consistently made these significant investments because of our belief that a significant portfolio of products in development is critical to our long-term success. Research and development expenditures for generic development activities typically include internal personnel costs, third-party bioequivalence studies, costs paid to third-party development partners and raw materials used in developing products. Proprietary development costs typically include those related to internal personnel, clinical studies, third-party toxicology studies, clinical trials conducted by third-party clinical research organizations, and raw materials. We expect to continue to invest aggressively in research and development projects over the next year in generic, proprietary and generic biopharmaceuticals categories.
Business Development Activities
     To supplement our internal efforts in support of our business strategies, we continually evaluate business development opportunities that we believe will strengthen our product portfolio and help grow both our generic and proprietary businesses. We regularly evaluate opportunities, particularly in the areas of strategic product acquisitions and/or corporate mergers and acquisitions. We also evaluate partnership arrangements that may involve new technology platforms on which to expand our barrier to entry generic strategy, women’s healthcare products, and products or companies for a new, second proprietary therapeutic category. As we continue to grow, we expect that our business development activities, including product and company acquisitions will continue to play an important part in our strategy.
     Set forth below is a list of our significant business development activities during fiscal 2006.
     Proposed PLIVA Acquisition
     On June 27, 2006, we announced that the Supervisory Board of PLIVA, a generic pharmaceutical company with approximately $1.2 billion in revenues, headquartered in Zagreb, Croatia, had endorsed our proposal to make a tender offer to PLIVA’s shareholders to purchase 100% of the shares of PLIVA. On July 28, 2006, in accordance with the law of the Republic of Croatia governing tender offers, our newly formed European subsidiary, Barr Laboratories Europe B.V., officially filed our tender offer with the Croatian Financial Services Supervisory Agency (“HANFA”). Under the terms of the formal $2.3 billion cash tender offer, PLIVA shareholders who tender their shares will receive HRK 743 per share in cash. In addition, shareholders that are registered as shareholders at the Central Depository Agency as of August 22, 2006 will receive the dividend of HRK 12 per share, for a total cash consideration of HRK 755 per share. On August 10, 2006, HANFA approved our tender offer for publication thus initiating the tender offer process. If we are successful in the tender process, we expect the acquisition to close in October or November 2006.
     On August 9, 2006, another pharmaceutical company filed a competing bid with HANFA, though that bid had not been approved as of the date of this filing.
     If we acquire PLIVA, the combined company would be the third largest global generic pharmaceutical company, based on the combined revenues of approximately $2.4 billion for the twelve-month period ended March 31, 2006. We believe that the combination of Barr and PLIVA will unite the unique pharmaceutical development and manufacturing strengths of each partner, the unique markets in which each excels, and the expertise of a U.S.-based and European-based management team to create a powerful, global pharmaceutical leader with a broad portfolio of solid oral dosage form products with the ability to create a broad portfolio of injectable, cream/ointment, and biopharmaceutical products. In addition, the combined company will have active pharmaceutical ingredient (API) capabilities. The combination would also provide a solid foundation for accelerating the development of generic biopharmaceutical products, building upon PLIVA’s biologic research program and the existing development venture between PLIVA and us for G-CSF in North America, which we entered into in March 2005.
     We intend to finance the purchase price and transaction costs with a portion of our cash reserves and borrowings under a new Senior Credit Facility that we entered into on July 21, 2006. The Senior Credit Facility consists of $2.5 billion of term loans and a $300 million revolving credit facility.
   Product Development Acquisitions/Licenses:
   ParaGard® IUD
     On November 10, 2005, our Duramed Pharmaceuticals subsidiary acquired FEI Women’s Health, LLC (“FEI”) for $289.7 million in cash, expanding our presence into the non-hormone contraceptive product marketplace. FEI is the maker of the ParaGard T 380A (Intrauterine Copper Contraceptive) IUD, which is approved for continuous use for the prevention of pregnancy for up to 10 years. ParaGard, which was approved in 1984 and has been marketed in the United States since 1988, generated sales of approximately $50 million in the twelve months prior to the acquisition. Duramed promotes ParaGard to women’s healthcare practitioners utilizing its Specialty Sales Force.
   Mircette®
     On December 2, 2005, our Duramed Pharmaceuticals subsidiary entered into an agreement with Organon USA Inc., Organon (Ireland) Ltd., and Savient Pharmaceuticals, Inc. to acquire the exclusive rights to Organon’s Mircette (Desogestrel/Ethinyl Estradiol), oral contraceptive product. As a result, the ongoing patent litigation regarding Barr’s generic version of Mircette, which we market under the trade name Kariva®, was terminated. Duramed promotes Mircette to women’s healthcare practitioners utilizing its specialty sales force.
   ACTIQ®
     On February 1, 2006, our Barr Laboratories subsidiary entered into an agreement with Cephalon to settle our patent infringement litigation in the United States related to ACTIQ, a product which is indicated for cancer pain management and had sales of $412 million for the twelve months ended December 2005, based on industry sources. This agreement (the “Supplemental License Agreement”) supplements the license Cephalon previously granted us on August 10, 2004, (the “Existing License”) pursuant to an order of the Federal Trade Commission (“FTC”). The Supplemental License Agreement will go into effect only if the Existing License is not otherwise effective on December 6, 2006, and will cease to be effective if the Existing License agreement becomes effective.
     Under the Supplemental License Agreement, we will have an exclusive, royalty-bearing right to market and sell a generic version of ACTIQ in the United States no later than December 6, 2006, and Cephalon will agree not to market, sell or license an “authorized” generic version of ACTIQ until February 3, 2007. Under the terms of the

Existing License, we will have a non-exclusive right to sell a generic version of ACTIQ effective on the earlier of final approval of Cephalon’s FENTORA™ (fentanyl buccal tablet) or September 5, 2006, if Cephalon does not receive the six-month pediatric extension it is seeking. The agreement also obligates Cephalon to supply us with ACTIQ for resale if we cannot obtain FDA approval of our ANDA for the generic version of ACTIQ prior to the license’s effective date. We have already ordered Cephalon manufactured product for resale, regardless of which licensing agreement we launch under.
          PROVIGIL®
     On February 1, 2006, our Barr Laboratories subsidiary entered into another agreement with Cephalon to settle our patent infringement litigation in the United States related to PROVIGIL, indicated for certain sleep disorders. Under the terms of the settlement, Cephalon granted us a non-exclusive, royalty-bearing license to market and sell a generic version of PROVIGIL effective in October 2011, unless Cephalon obtains a pediatric extension for PROVIGIL in which case the license will become effective in April 2012. We may also enter the market at an earlier time based upon the entry of another generic version of PROVIGIL.
Other Significant Developments in Fiscal 2006
     In addition to the business development activities described above, set forth below are some additional significant developments that occurred in fiscal 2006.
     Launch of Generic Allegra® (Fexofenadine Hydrochloride Tablets)
     In June 2005, we entered into an agreement with Teva Pharmaceutical Industries Ltd. (“Teva”) for the launch of Fexofenadine Hydrochloride 30 mg, 60 mg and 180 mg Tablets, the generic versions of Sanofi-Aventis Pharmaceuticals’ Allegra Tablets for the treatment of seasonal allergy symptoms. Under the agreement, we took the regulatory steps necessary to permit Teva to obtain final FDA approval of Teva’s fexofenadine hydrochloride tablets and to sell the product within our 180-day exclusivity period. In return, we receive a negotiated percentage of net sales, as defined, from the sale of Teva’s product both during and after the 180-day exclusivity period. We record our royalties in alliance, development and other revenue in our financial statements. We and Teva are currently in patent litigation with Sanofi-Aventis and Albany Molecular Research, Inc. regarding fexofenadine hydrochloride tablets. Currently, there is no trial date scheduled.
     Launch of ENJUVIA™ (synthetic conjugated estrogens, B)
     In May 2006, we launched our ENJUVIA (synthetic conjugated estrogens, B) tablets and immediately initiated physician detailing using Duramed’s 250-person Women’s Healthcare Sales Force. ENJUVIA is approved as daily oral estrogen therapy for the treatment of moderate-to-severe vasomotor symptoms associated with menopause. A plant-derived formulation, ENJUVIA contains a blend of 10 synthetic estrogenic substances including Delta 8, 9 – dehydroesterone sulfate (DHES). ENJUVIA tablets are available in a variety of dosage strengths including 0.3 mg, 0.45 mg, 0.625 mg and 1.25 mg. ENJUVIA uses a unique delivery system, consisting of Surelease® technology with a cellulose-based polymer tablet design, to provide slow release of estrogens over several hours. Our promotion of ENJUVIA has replaced promotion of our Cenestin® hormone therapy product.
     SEASONIQUE™ Extended-Cycle Oral Contraceptive Approval and Launch
     In May 2006, the FDA approved our NDA for SEASONIQUE (levonorgestrel/ethinyl estradiol tablets 0.15 mg/0.03 mg and ethinyl estradiol tablets 0.01 mg), our second extended-cycle oral contraceptive for the prevention of pregnancy. SEASONIQUE represents the next generation of extended-cycle oral contraceptives in a category that we created with the launch of the SEASONALE® in 2003. In July 2006, we launched SEASONIQUE to the trade and began initiating full-scale detailing to healthcare providers in August 2006 using Duramed’s Women’s Healthcare Sales Force.
     Implementation of ERP System from SAP
     In May 2006, we completed the last of three phases of a company-wide enterprise resource planning (“ERP”) system from SAP. In addition to expanding and improving access to information, our new ERP system is providing a standard scalable information platform to accommodate the anticipated growth in our business. We have invested over $67 million in this new system, which is designed to allow us to: (1) more efficiently manage corporate activities; (2) more efficiently manage diverse product lines; (3) integrate mergers and acquisitions more efficiently; and (4) support potential future international operations. In connection with our new ERP system, we have updated internal control over financial reporting, as necessary, to accommodate modifications to our business processes and to take advantage of enhanced automated controls provided by the system.
Generic Pharmaceuticals
     Generic pharmaceutical products are the chemical and therapeutic equivalent of branded drug products listed in the FDA publication entitled “Approved Drug Products with Therapeutic Equivalence Evaluations,” popularly known in the pharmaceutical industry as the “Orange Book.” The Drug Price Competition and Patent Term Restoration Act of 1984, as amended, which is known as the “Hatch-Waxman Act,” has been largely credited with launching the generic drug industry. Among other things, the Hatch-Waxman Act provides that generic drugs may enter the market upon approval of an ANDA. ANDAs are abbreviated versions of NDAs that must be filed with the FDA for a branded product. Generic drugs are bioequivalent to their brand-name counterparts, meaning they deliver the equivalent amount of active ingredient at the same rate as the brand-name drug. Accordingly, generic products provide safe, effective and cost-efficient alternatives to branded products, typically at a significantly lower price than the branded equivalent.
     Research and Development
     During fiscal 2006, we continued our commitment to develop and market generic products. More specifically, during fiscal 2006, we:
•	filed 12 ANDAs;

•	received FDA approvals for 10 generic products; and

•	launched seven new generic products.
     At June 30, 2006, we had approximately 40 ANDAs, including tentatively approved applications, pending at the FDA targeting branded pharmaceutical products with an estimated $11 billion in sales for the 12 months ended June 30, 2006, based on industry source data.
     We are committed to maintaining a full pipeline of generic products and have continued to increase our investment in generic research and development in support of this commitment. We have a significant number of full-time employees working in the areas of research and development, manufacturing, production and quality assurance/control who help support our generic drug development activities.
     We traditionally have developed generic pharmaceuticals in tablet and capsule forms. During the past year, we have devoted significant research and development resources to developing new dosage forms for our generic products. We are actively developing these generic products, both on our own and through agreements with third parties, using delivery technologies such as patches, creams, injectables, nasal sprays, and sterile ophthalmics.
     Products We Currently Market
     We currently market approximately 75 generic pharmaceutical products in approximately 150 dosage forms and strengths. Presently, our products are manufactured in tablet, capsule and powder form. Examples of the generic products we currently market are set forth below:

Barr Label	Brand Equivalent	Therapeutic Category

Amphetamine Salts Combination	Adderall®	Psychotherapeutics

Apri®	Desogen®	Women’s Healthcare
(Desogestrel and Ethinyl Estradiol)	Ortho-Cept®

Aviane®	Alesse®	Women’s Healthcare
(Levonorgestrel and Ethinyl Estradiol)

Claravis™	Accutane®	Dermatology
(Isotrentinoin)

Desmopressin	DDAVP®	Diabetes

Dextroamphetamine Sulfate	Dexedrine® Spansule®	Psychotherapeutics
Extended Release Capsules

Didanosine Delayed-Release Capsules	Videx® EC	Antiviral

Kariva®	Mircette®	Women’s Healthcare
(Desogestrel and Ethinyl Estradiol)

Lessina®	Levlite®	Women’s Healthcare
(Levonorgestrel and Ethinyl Estradiol)

Methotrexate	Rheumatrex®	Rheumatology

Metformin HCl Extended Release Tablets	Glucophage® XL	Diabetes

Mirtazapine Orally Disintegrating Tablets	Remeron® Soltabs®	Psychotherapeutics

Nortrel® 7/7/7	Ortho-Novum® 7/7/7	Women’s Healthcare
(Norethindrone and Ethinyl Estradiol)

Sprintec®	Ortho-Cyclen®	Women’s Healthcare
(Norgestimate and Ethinyl Estradiol)

Tri-Sprintec®	Ortho Tri-Cyclen®	Women’s Healthcare
(Norgestimate and Ethinyl Estradiol)

Warfarin Sodium	Coumadin®	Cardiovascular
     Set forth below are descriptions of certain generic products or product categories that contributed significantly to our sales and gross profit in fiscal 2006. Product data are derived from industry sources.
     Oral Contraceptives. Oral contraceptives are the most common method of reversible birth control, used by up to 82% of women in the United States at some time during their reproductive years. Oral contraceptives have a long history with widespread use attributed to many factors including, efficacy in preventing pregnancy, safety and simplicity in initiation and discontinuation, medical benefits and relatively low incidence of side effects. We currently manufacture and market 22 generic oral contraceptive products under trade names. Our oral contraceptives compete in the contraceptive market, which had sales of approximately $3.9 billion based on industry sources for the twelve months ended June 2006, with the branded versions of the products, and in most instances, with other generic products and/or “authorized” generic versions of the branded product. “Authorized” generics involve the brand pharmaceutical maker either marketing a generic version of its brand product itself or licensing its brand drug to a company that then markets it as a generic product.
     Our most significant competitor in this category is Watson Pharmaceuticals (“Watson”), a large generic pharmaceutical company that markets and distributes a sizeable portfolio of generic oral contraceptive products. Additional generic competitors include Teva Pharmaceuticals, a global pharmaceutical company that currently markets two generic oral contraceptive products manufactured by Andrx Corporation (“Andrx”), and a small, privately held pharmaceutical company that distributes authorized generic versions of two oral contraceptive products. In March 2006, Watson announced that it intends to acquire Andrx. It is not yet clear how this pending transaction, currently expected to close in November 2006, will affect the generic oral contraceptive market place. Sales of our portfolio of generic oral contraceptives increased approximately 1% in fiscal 2006 to $400 million compared to fiscal 2005. We had initially estimated a 10% decrease for our generic oral contraceptive products year-over-year primarily due to the continued impact of competition on certain of our larger generic oral contraceptives products, such as Aviane® and Apri®. However, during fiscal 2006 manufacturing difficulties experienced by certain of our competitors reduced the expected competition for certain of our products and, as a result, sales of our generic oral contraceptives did not decline as we initially expected. We expect that sales of our generic oral contraceptives will likely experience a decline in the next twelve months as our competitors solve their manufacturing issues, and volume declines associated with these non-promoted products more than offset increasing generic substitution rates. However, we believe that our large portfolio of generic oral contraceptives will remain a significant component of our total revenues.
     Desmopressin Acetate Tablets. Our Desmopressin product is the generic equivalent of Ferring B.V.’s DDAVP® Tablets. Ferring manufactures DDAVP for Sanofi-Aventis, which markets the product in the United States. DDAVP Tablets are indicated as antidiuretic replacement therapy in the management of central diabetes insipidus and for the management of the temporary polyuria and polydipsia following head trauma or surgery in the pituitary region. They are also indicated for the management of primary nocturnal enuresis. We launched Desmopressin Acetate Tablets, 0.1 mg and 0.2 mg on July 5, 2005 following a district court ruling that applicable DDAVP patent was unenforceable and therefore not infringed. Our ANDA contained a certification that the Orange Book patents on the drug were invalid, unenforceable or would not be infringed by our product (a so-called “paragraph IV certification”) and, as a result, we were entitled to 180 days of marketing exclusivity on the product. After our 180-day exclusivity period ended, two additional competitors launched generic versions of DDVAP.
     Didanosine Delayed-Release Capsules. Our Didanosine product is the generic equivalent of Bristol-Myers Squibb’s Videx® EC (Didanosine) delayed-release capsules. In combination with other anti-retroviral agents, Didanosine is indicated for the treatment of HIV-1 infections in adults. Having launched the product on December 15, 2004, we market Didanosine delayed-release capsules in 200 mg, 250 mg and 400 mg strengths. Our ANDA for Didanosine contained a paragraph IV certification, and we were the first filer of an ANDA containing that certification. Following FDA notification of acceptance for filing, we notified Bristol-Myers Squibb, the NDA holder, and the National Institute of Health, the patent owner, of our ANDA filing. No action was filed against us within the 45-day period specified in the Hatch-Waxman Act. As the first filer of an ANDA containing a paragraph IV certification, we were granted 180 days of generic exclusivity. Currently, we market the only generic version of this product.
     Warfarin Sodium. Our Warfarin Sodium product is the generic equivalent of Bristol-Myers Squibb’s Coumadin®, an anticoagulant for patients with heart disease or high risk of stroke. We launched Warfarin Sodium in July 1997. During the twelve months ended June 30, 2006, two additional generic versions of Warfarin were approved. We are presently one of four generic suppliers of the product.
     Claravis™ (Isotrentinoin Capsules). Our Claravis product is the generic equivalent of Roche Pharmaceuticals’ Accutane® capsules for the treatment of severe recalcitrant nodular acne that is not responsive to other treatments. We market the 10 mg, 20 mg, 30 mg and 40 mg strengths under the Claravis trade name. We launched the 10 mg, 20 mg, and 40 mg strengths in May 2003 and our 30 mg strength in May 2006. Currently, Claravis competes in a market that includes two additional generic isotrentinoin products and the Accutane brand. Isotrentinoin products are known to cause birth defects and, therefore, are prescribed under a highly restrictive risk management program. Effective January 1, 2006, manufacturers and marketers of isotrentinoin products, in cooperation with the FDA, implemented an enhanced risk management program under the name iPledge™ that is designed to minimize fetal exposure to isotrentinoin. As of March 1, 2006 all isotrentinoin manufacturers and marketers, including us, were fully participating in this enhanced risk management program.
     Pending Patent Challenges
     As part of our generic development activities, we develop generic versions of select branded products where we believe the patents relating to the brand products are invalid, unenforceable, or not infringed by our competing generic products. Utilizing the patent challenge process under the Hatch-Waxman Act, we seek to invalidate patents or to obtain a declaration that our generic version does not infringe the patent. Our development activities in this area, including sourcing raw materials and developing equivalent products, are designed to obtain FDA approval for our product. Our legal activities in this area, performed by outside counsel, work toward eliminating the barrier to market entry created by the patents.
     For a detailed discussion of FDA regulations and court decisions regarding patent challenges, and for a discussion of certain patent challenges that have been concluded to date, see “Government Regulation — Patent Challenges.”

     As of June 30, 2006, we had publicly disclosed the following patent challenges that are in various stages of litigation:

	Branded
ANDA NAME (Brand Product)	Sales in Millions*	Therapeutic Category

Fentanyl Citrate Lozenges (ACTIQ®)	$569	Onconolgy

Dextro Extended Release (ADDERALL® XR)	1,065	ADHD

Drospirenone and Ethinyl Estradiol (YASMIN®)	492	Women’s Healthcare

Fexofenadine (Allegra®)	1,152	Antihistamines

Fexofenadine (Allegra D®)	384	Antihistamines

Fluoxetine HCl (Prozac® Weekly™)	36	Psychotherapeutic

Galantamine Hydrobromide Tablets (RAZADYNE®)	129	Alzheimers

Galantamine Hydrobromide Extended-Release Capsules (RAZADYNE® ER)	54	Alzheimers

Norgestimate/Ethinyl Estradiol (TRI-CYCLEN LO®)	375	Women’s Healthcare

Olanzapine ODT (ZYPREXA® Zydis® ODT)	243	Psychotherapeutic

Pramipexole Dihydrochloride (MIRAPEX®)	277	Parkinsons

Raloxifene Hydrochloride (EVISTA®)	692	Osteoporosis

Risperidone ODT (RISPERDAL® M-Tab)	74	Anti-Psychotic

Tramadol HCl & Acetaminophen (ULTRACET®)	183	Pain Management

Triamcinolone Acetonide (NASACORT® AQ)	338	Allergies

TOTAL	$6,063

*	Source: IMS Health — last twelve months sales ended June 30, 2006.
     Allegra Tablets
     We are involved in on-going litigation related to Fexofenadine hydrochloride, 30 mg, 60 mg and 180 mg tablets, the generic versions of Sanofi-Aventis’ Allegra® tablets. Following the receipt in June 2004 of favorable summary judgment rulings of non-infringement with respect to three patents and summary judgment in April 2005 of invalidity on an additional patent, in June 2005 we entered into an agreement with Teva for the launch of these tablets. Under this arrangement, we took the regulatory steps necessary to permit Teva to obtain final FDA approval of Teva’s fexofenadine hydrochloride tablets and to sell the product within our 180-day exclusivity period.
     Notwithstanding those favorable rulings, several patents remain in litigation. Together with Teva, we launched this product “at risk,” meaning prior to the rendering of a final decision in the patent challenge litigation by the appellate courts. Following the launch of Teva’s fexofenadine hydrochloride tablets, Sanofi-Aventis along with Albany Molecular Research, Inc. filed a motion for a preliminary injunction with the U.S. District Court for the District of New Jersey, seeking to enjoin us and Teva from marketing a generic version of Allegra tablets, or to expedite the trial in the case. In January 2006, the Court denied the motion seeking the preliminary injunction. Currently, there is no trial date scheduled.
     Adderall XR
     On August 14, 2006, we entered into a settlement and license agreement relating to the resolution of two pending patent cases involving Shire’s ADDERALL XR®. The agreements, which include a provision allowing Barr to enter the market before patent expiry, have been submitted to the FTC as required by law and will become effective upon the court’s signing of consent judgments in the two pending cases.
     We will continue to pursue patent challenges and will evaluate future “at risk” launches based on the strength of our case.
     Sales and Marketing
     We market our generic products to customers in the United States and Puerto Rico under the “Barr Laboratories” label through an integrated sales and marketing team that includes a four-person national accounts sales force. The activities of the sales force are supported by our marketing and customer service organization in our Woodcliff Lake, New Jersey offices.
     Customers
     The customer base for our generic products includes drug store chains, supermarket chains, mass merchandisers, wholesalers, distributors, managed care organizations, mail order accounts, government/military and repackagers.
     We sell our generic products to approximately 100 distinct customers that purchase directly from us, and indirectly to approximately 55 distinct customers that contract directly with us but purchase our products through one of our direct customers. Sales to customers who accounted for 10% or more of our generic product sales during the three years ended June 30, 2006 were as follows:

	2006	2005	2004
McKesson Drug Company	27%	23%	24%
Cardinal Health	15%	17%	14%
AmeriSource Bergen	11%	11%	*
Walgreens	*	*	13%

*	Denotes less than 10% in the period indicated.
Proprietary Pharmaceuticals
     We develop our proprietary pharmaceutical products both through internal efforts and through company, product and/or technology platform acquisitions or licenses. Our proprietary products are marketed under the “Duramed Pharmaceuticals” label and several are promoted directly to healthcare providers by our two sales forces and, in some cases, consumers through direct-to-consumer advertising and promotions. Proprietary products often are patent-protected or benefit from other non-patent market exclusivities. These market exclusivities generally allow proprietary products to maintain higher profitability for longer periods of time than generic products. If a proprietary product has achieved physician and customer loyalties, it will often remain profitable even following the onset of generic competition, but generate lower profits than it realized prior to generic competition.

     Research and Development
     In identifying candidates for product development, we generally seek out products and compounds with some or all of the following characteristics:
•	patent-protected proprietary products in late stages of development;

•	existing chemical compounds where the development of new forms — liquid vs. tablets, different dosages or other drug delivery systems, such as our proprietary, novel vaginal ring delivery system — offer therapeutic or marketing advantages; and

•	new chemical entities in selected therapeutic categories, including some that are marketed in other countries but not currently sold in the United States.
     Our proprietary development activities are focused primarily on expanding our portfolio of women’s healthcare products which includes oral contraceptives, hormone therapy treatments for menopause/perimenopause and treatment for endometriosis, labor and delivery and breast disease. An important part of our product development strategy is to develop a broad line of products designed to meet the unmet medical needs of women. Our focus in the area of extended-cycle oral contraception, which we established with the launch of SEASONALE in 2003, is providing women with the option of four periods per year. In addition and in response to current contraception trends of altering the hormone interval, we are also committed to providing women with the option of low dose estrogen instead of a hormonal free interval, as is available in our SEASONIQUE and Mircette products. We are also pursuing a urology product, that utilizes our transvaginal ring technology to treat urinary incontinence.
     In areas other than women’s healthcare we are pursuing a second urology product targeted at the symptoms associated with the treatment of prostate cancer. In addition, we are developing two oral vaccine products to prevent Adenovirus (Types 4 & 7) infections in U.S. military personnel under contract with the Department of Defense. We continue to identify other proprietary product candidates that further expand our product offerings in women’s healthcare and are actively evaluating additional therapeutic categories to add to our proprietary portfolio.
     As a result of internal development and business development activities, at the end of June 2006 we had a broad pipeline of short-, mid- and long-term opportunities that include several proprietary products in clinical development, two of which are in Phase III studies, and several NDAs pending at the FDA.
     Our proprietary research and development team has experience in managing clinical development programs and regulatory matters. This team works closely with our generic formulation, manufacturing and regulatory groups to maximize the efficiency and effectiveness of our development process.
     Proprietary Product Portfolio
     We currently sell 19 proprietary products, several of which are promoted directly to physicians and several of which are no longer actively promoted. As an on-going part of our product acquisition strategy, we have made opportunistic acquisitions of mature branded products, through litigation settlements, licensing agreements or direct acquisitions. While sales of these mature products tend to decline over time, we have undertaken some marketing for select products in an effort to maintain sales levels.
     The following are the proprietary products that we are actively promoting:
•	SEASONIQUE™ (Levonorgestrel/Ethinyl Estradiol and Ethinyl Estradiol) extended-cycle oral contraceptive

•	ENJUVIA™ (Synthetic Conjugated Estrogens, B) hormone therapy

•	ParaGard® T 380A (Intrauterine Copper Contraceptive) IUD

•	Mircette® (Desogestrel and Ethinyl Estradiol) oral contraceptive

•	Plan B® (Levonorgestrel) emergency oral contraceptive

•	Niaspan® (Niacin Extended-Release Tablets) for high cholesterol (marketed under agreement with Kos Pharmaceuticals, Inc.)

•	Advicor® (Niacin Extended-Release/Lovastatin Tablets) for high cholesterol (marketed under agreement with Kos Pharmaceuticals, Inc.)
     The following are the proprietary products that we are not actively promoting:
•	SEASONALE® (Levonorgestrel/Ethinyl Estradiol) extended-cycle oral contraceptive

•	Cenestin® (Synthetic Conjugated Estrogens, A) hormone therapy

•	Loestrin®/Loestrin® Fe (Norethindrone Acetate and Ethinyl Estradiol) oral contraceptives

•	Diamox® Sequels® (Acetazolamide) for glaucoma

•	ViaSpan® (Cold Storage Solution) transplant preservation agent

•	Ziac® (Bisoprolol Fumarate and Hydrochlorothiazide) for hypertension

•	Prefest® (Estradiol/Norgestimate) hormone therapy

•	Nordette® (Levonorgestrel and Ethinyl Estradiol) oral contraceptive

•	Trexall™ (Methotrexate) for rheumatoid arthritis

•	Zebeta® (Bisoprolol Fumarate) for hypertension

•	Aygestin® (Norethindrone Acetate) for amenorrhea

•	Revia® (Naltrexone Hydrochloride) for alcohol dependence
Set forth below are descriptions of certain proprietary products we market.
     Extended-Cycle Oral Contraceptive Franchise
     SEASONALE® Our extended-cycle oral contraceptive franchise was founded with our SEASONALE product that is indicated for the prevention of pregnancy. Our SEASONALE NDA was approved by the FDA on September 5, 2003 and we were granted a three-year New Product Exclusivity (“NPE”), which expires on September 5, 2006. For fiscal year 2006, SEASONALE was our largest selling proprietary product with sales of $100 million representing over 1,053,200 prescriptions filled, an increase from $87 million of sales and 807,000 prescriptions filled in fiscal 2005 (with the prescription data based on industry sources for the twelve months ended June 2005 and June 2006).
     The majority of oral contraceptive products currently available in the United States are based on a 28-day regimen, resulting in 13 menstrual cycles per year. By contrast, under the SEASONALE extended-cycle regimen, women take the active product for 84 consecutive days, and then have a seven-day placebo interval. The SEASONALE regimen results in only four menstrual cycles per year, or one per “season.”
     During fiscal 2006, our Duramed subsidiary’s 250-person Women’s Healthcare Sales Force detailed SEASONALE to healthcare providers who we have determined to be among the most productive prescribers of oral contraceptive products in the United States. We supported SEASONALE with a full-scale marketing campaign that included professional education materials, medical education initiatives, and product sampling kits that contained extensive information for patients. We reinforced our detailing activities with medical journal advertising and a direct-to-consumer (“DTC”) advertising campaign, including television, print and web-based advertising.
     Following approval of our second generation extended-cycle product SEASONIQUE™ in May 2006, we scaled back certain marketing efforts for SEASONALE, as well as product sampling kits, and are preparing to launch a campaign supporting our SEASONIQUE product, as described below.

     In June 2004, we received notification that Watson Pharmaceuticals had filed an ANDA containing a paragraph IV certification asserting that the patent covering SEASONALE is invalid, unenforceable or would not be infringed by Watson’s generic product. We did not initiate patent infringement litigation with respect to Watson’s ANDA. In July 2004, we submitted U.S. Patent No. 5,898,032 (‘032) patent covering SEASONALE for reissue with the Patent and Trademark Office (“PTO”) and in May 2006, received a Non-Final Rejection notice from PTO regarding our application for reissue of the patent. In July 2006, we responded to the issues raised by the PTO in its Non-Final Rejection. It is unlikely that our ‘032 patent could be reissued prior to expiration of our regulatory exclusivity on SEASONALE. The patent covering SEASONALE will remain in effect and continue to be listed in the FDA’s Orange Book while the PTO reviews the request for reissuance. If the patent covering SEASONALE is reissued, it will have the same remaining term as the existing patent that expires in 2017. In July 2005, we submitted a Citizens Petition, asking the Office of Generic Drugs of the FDA to make the determination that no ANDA submitted referencing our NDA for SEASONALE be granted final approval unless and until such ANDA satisfies all statutory and regulatory requirements for bioequivalence. Our request with the Office of Generic Drugs is pending. In May 2006, Watson’s ANDA received tentative FDA approval and may be eligible for final approval following the expiration of our regulatory exclusivity on September 5, 2006.
     In October 2005, our Duramed subsidiary and Paladin Labs Inc. signed an agreement granting Paladin an exclusive license to seek approval to market SEASONALE in Canada. On September 30, 2005, Paladin filed the New Drug Submission for SEASONALE with the Therapeutic Products Directorate of Health Canada. This application is still pending.
     SEASONIQUE™. In May 2006, the FDA approved our NDA for SEASONIQUE (levonorgestrel/ethinyl estradiol tablets 0.15 mg/0.03 mg and ethinyl estradiol tablets 0.01 mg), our next generation extended-cycle oral contraceptive product. The primary difference between SEASONIQUE and SEASONALE is that SEASONALE includes seven placebo pills between the 84th and 91st days, whereas SEASONIQUE provides continuous hormonal support in the form of a low-dose of estrogen on those days. Under the SEASONIQUE extended-cycle regimen, women take active tablets of 0.15 mg levonorgestrel/0.03 mg of ethinyl estradiol for 84 consecutive days, followed by seven days of low dose estrogen (0.01 mg of ethinyl estradiol). We launched SEASONIQUE in July 2006. We are initiating a fully integrated marketing campaign aimed at healthcare providers and patients including, professional education materials, medical education initiatives, published data from our clinical studies demonstrating the safety and efficacy of the extended-cycle SEASONIQUE regimen, and product sampling kits that contain extensive information for patients. In August 2006, we initiated full scale detailing for SEASONIQUE utilizing Duramed’s 250-person Women’s Healthcare Sales Force to approximately 40,000 healthcare providers who we have determined to be among the most productive prescribers of oral contraceptive products in the United States. We intend to reinforce our detailing activities with medical journal advertising and a direct-to-consumer advertising campaign, including television, print and web-based advertising starting in the fall of 2006.
     Emergency Contraceptive Product
     Plan B® Emergency Contraceptive. Plan B, which contains the synthetic progestin levonorgestrel, is an emergency oral contraceptive that is intended to prevent pregnancy following unprotected intercourse or contraceptive failure. To be effective, the product needs to be taken as soon as possible within 72 hours. Plan B is currently available by prescription only in the U.S., although it is available without a prescription under pharmacy access programs at select pharmacies in nine states. We detail Plan B using Duramed’s Women’s Healthcare Sales Force, and support the marketing of Plan B with patient materials designed to be left in physician’s offices, pharmacy education, consumer print advertising and web-based marketing activities. In April 2005, Canadian regulatory authorities approved the marketing of the Plan B without a prescription. Plan B is distributed and marketed in Canada for us by Paladin Labs Inc.
     In August 2006, the FDA approved our application to market Plan B as an over-the-counter (OTC) product for consumers 18 years of age and older. Women under 18 years of age seeking Plan B will continue to require a prescription. We plan to introduce the dual status Rx/OTC version of the product before the end of calendar 2006.

     Hormone Therapy Product Franchise
     ENJUVIA™. In May 2006, we launched our ENJUVIA (synthetic conjugated estrogens, B) tablets and immediately initiated physician detailing using Duramed’s Women’s Healthcare Sales Force. ENJUVIA is approved for the treatment of moderate-to-severe vasomotor symptoms associated with menopause. ENJUVIA tablets are available in a variety of dosage strengths including 0.3 mg, 0.45 mg, 0.625 mg and 1.25 mg. ENJUVIA uses a unique delivery system, consisting of Surelease® technology with a cellulose-based polymer tablet design, to provide slow release of estrogens over several hours.
     Cenestin®. Cenestin is also indicated for the treatment of moderate-to-severe vasomotor symptoms associated with menopause. We currently market the 0.3 mg, 0.45 mg, 0.625 mg, 0.9 mg and 1.25 mg tablet strengths of Cenestin and are developing other related products. The 0.3 mg tablet strength of Cenestin is indicated for the treatment of vulvar and vaginal atrophy. We continue to manufacture and market Cenestin, however, following the launch of ENJUVIA in May 2006, we ceased detailing Cenestin directly to healthcare providers.
     Our hormone therapy products, ENJUVIA and Cenestin, compete in the $1.8 billion hormone therapy market with products such as Wyeth’s Premarin®, a conjugated equine estrogens product. The hormone therapy market has declined since the findings by the National Institutes of Health (“NIH”) were publicized in July 2002 and created uncertainty in the minds of many healthcare providers and consumers regarding the risks and rewards of long-term hormone therapy. However, we believe that a number of women and their healthcare providers will continue using ENJUVIA and Cenestin products for the short-term treatment of moderate-to-severe vasomotor symptoms associated with menopause.
     Products in Development
     We have several proprietary products in clinical development in multiple product categories. Examples of these products are discussed in detail below.
     Oral Contraception:
     Lo SEASONIQUE™. Lo SEASONIQUE is another of our extended-cycle regimen products, under which women would take active tablets of 0.10 mg levonorgestrel/0.02 mg of ethinyl estradiol for 84 consecutive days, followed by seven days of 0.01 mg of ethinyl estradiol. We are currently in Phase III studies of development and the clinical data that we expect to support our NDA filing will result from one large pivotal randomized, open-label, multi-center trial which is expected to end during the quarter ending June 30, 2007.
     Hormone Therapy/Estrogen Therapy:
     Bijuva™ (Synthetic Conjugated Estrogens, A) Cream. In June 2004, we filed an NDA for our Bijuva (Synthetic Conjugated Estrogens, A) vaginal cream product. In April 2005, the FDA issued a Not Approvable letter for our application pending submission of additional data. We are currently conducting Phase III clinical work that we believe will provide the additional information needed to support the Bijuva application. If approved, we intend to market Bijuva for the treatment of moderate to severe symptoms of vulvar and vaginal atrophy associated with menopause.
     Transvaginal Ring (TVR) Products:
     We have several products in early stages of development based on our proprietary TVR drug delivery system. Specifically, our development efforts are focused on products that treat endometriosis, fertility, fibroids, labor and delivery, and urinary incontinence.
     Urology
     Oxybutynin TVR. We are currently developing a urinary incontinence product utilizing our TVR technology. The TVR product offers the potential to deliver higher doses of oxybutynin to the bladder neck with lower systemic exposure. This product is in Phase IIB development.

     CyPat™. Cyproterone acetate, which, if approved, we intend to market in the United States under the name CyPat, is a steroid that blocks the action of testosterone. Cyproterone acetate is not currently approved for marketing in the United States. Internationally, cyproterone acetate is mainly used in the management of prostate cancer, both as a single agent and in combination with other products. In addition, it is used as a component of oral contraceptives and in the treatment of acne, seborrhea, hirsutism in women, precocious puberty in children, and hypersexuality/deviant behavior in men. Currently, cyproterone acetate is approved for use in over 80 countries throughout Europe, Asia, South America, Australia and North America. We are currently enrolling patients into the Phase III clinical trial for this product.
     Vaccines
     We are developing Adenovirus Vaccines Type 4 and 7 under a $42.3 million, six-year contract awarded in September 2001 by the United States Department of Defense (“DOD”). The Adenovirus Vaccines are intended to be dispensed to armed forces recruits to prevent epidemics of an acute respiratory disease that has been a leading cause of hospitalizations of military trainees. In July 2003, we completed construction of a manufacturing and packaging facility for the vaccines, a 20,000 square foot building designed specifically to produce these vaccines. The facility is located on our Virginia manufacturing and distribution campus. We completed our Phase I studies in June 2006. The Phase II/III clinical program has been discussed with the FDA and is planned to begin in the quarter ending September 30, 2006. In addition to supplying the vaccine to the armed forces, we have the right to market the product to other populations, such as immunosuppressed patients, and foreign markets where the same needs exist as with the DOD.
     Sales And Marketing
     Our proprietary products are marketed under the “Duramed Pharmaceuticals” label by two sales teams: Duramed’s Women’s Healthcare Sales Force and its Specialty Sales Force.
     Women’s Healthcare Sales Force
     Our 250-person Women’s Healthcare Sales Force currently promotes SEASONIQUE™ extended-cycle oral contraceptive, our ENJUVIA™ hormone therapy products and our Plan B emergency contraceptive product to women’s healthcare practitioners. This sales force may market additional women’s healthcare products we develop or acquire.
     Specialty Sales Force
     We more than tripled the size of our Specialty Sales Force to approximately 100 during fiscal 2006 to promote our recently acquired ParaGard® IUD product, and SEASONIQUE to obstetricians, gynecologists and other practitioners with a focus on women’s healthcare. This sales force also promotes Niaspan® and Advicor® cholesterol treatments under a co-promotion agreement with Kos Pharmaceuticals that we entered into in April 2005.
     Customers
     The customer base for our proprietary products includes drug store chains, supermarket chains, mass merchandisers, wholesalers, distributors, managed care organizations, mail order accounts, and the government/military. Sales to customers who accounted for 10% or more of our proprietary sales over the three fiscal years ended June 30, 2006 were as follows:

	2006	2005	2004
McKesson Drug Company	27%	25%	21%
Cardinal Health	13%	18%	20%
AmeriSource Bergen	*	10%	15%

*	Denotes less than 10% in the period indicated
Generic Biopharmaceuticals
     As we evaluate new product development and new technologies to expand our generic and proprietary operations, we are also investing in the effort to open an exciting new frontier for future growth: generic biopharmaceuticals.
     Biopharmaceuticals represent one of the fastest growing segments of the pharmaceutical industry. There are currently more than 200 biopharmaceuticals on the market, including human insulin, interferons, human growth hormones and monoclonal antibodies, with overall sales increasing 17% in 2005 as compared to 2004 to approximately $33 billion, based on industry source data. In 2005, 39 new biopharmaceutical products were approved, compared to just two in 1982, according to figures published by the Biotechnology Industry Organization. There are more than 300 biotech drug products and vaccines currently in clinical trials targeting more than 200 diseases including cancer, Alzheimer’s, heart disease, multiple sclerosis, AIDS and arthritis. Biopharmaceuticals are a major driver of increasing prescription drug costs. This area represents a major growth opportunity for Barr and the generic pharmaceutical industry as a whole.
     There are, however, three major challenges in pursuing generic biopharmaceuticals: regulatory challenges, intellectual property challenges and scientific/manufacturing challenges. The key regulatory challenge facing us is that the FDA has not recognized an abbreviated regulatory pathway that would enable the timely and cost-efficient approval of generic versions of biopharmaceuticals. We are working with Congress and the FDA to overcome this barrier. We are committed to pursuing the approval of products through what we believe is a pathway that currently exists, given that select biopharmaceuticals were historically approved under current law. We are also committed to working towards a second, streamlined regulatory approval process that will ensure we can bring generic versions of biopharmaceutical products to market that have been approved under the biopharmaceutical approval pathway in place since 1997.
     During fiscal 2006, there were several significant developments in the generic biopharmaceutical arena. While Congress and the FDA continue to review options for a regulatory pathway for generic biopharmaceuticals in the United States, the European Medicines Agency (EMA) has already moved forward, publishing guidelines in November 2005 to streamline the process for the approval of generic biopharmaceuticals in the European Union. Following publication of these guidelines, the European Commission granted marketing authorization in the European Union for two generic biopharmaceutical recombinant human growth hormone products, Sandoz’s Omnitrope® product in April 2006 and Biopartner’s Valtropin® product in May 2006. In May 2006, the FDA approved Sandoz’s Omnitrope® product as the first non-substitutable bio-generic product of a previously approved recombinant biopharmaceutical product in the United States.
     Because biopharmaceuticals are highly complex, brand innovators have sought intellectual property protection of all aspects of biopharmaceutical development and manufacturing, including processes, characterization, naturally occurring by-products of biopharmaceutical raw material production and processes related to scale-up, manufacturing and analysis of the purity, quality and efficacy of the finished product. We believe that we are well situated, in terms of our experience with complex intellectual property issues, to address patent and other barriers to the introduction of these products.
     To support our efforts in this area, we are actively pursuing the identification of sources for biopharmaceutical active ingredients, as well as exploring potential partnerships and product acquisitions as we work to bring generic biopharmaceuticals to market. As a result of this strategy, in March 2005 we entered into an agreement with PLIVA to develop and market a generic version of G-CSF in the United States and Canada, and through this agreement realized that our combination with PLIVA could create a leader in the generic biopharmaceuticals arena. If we are successful in our proposed acquisition of PLIVA, we believe that the combined company would have an expertise in the emerging generic biopharmaceutical arena, particularly in Europe and the United States, that would provide a solid foundation for accelerating our development of generic biopharmaceutical products.
     While we do not expect to launch a generic version of a biopharmaceutical for some time, nor can we predict the timing of an FDA approval pathway for generic biopharmaceutical products, we are taking the steps to position ourselves as a leader in this potential market.
Significant Product Sales; Geography
     The table below sets forth those products, or classes of products that accounted for 10% or more of our total product sales during the three fiscal years ended June 30, 2006:

	2006	2005	2004
Oral contraceptives:
Generic (22 products)	34%	39%	31%
Proprietary (5 products)	16%	16%	3%
Ciprofloxacin	*	*	30%

*	Denotes less than 10% in the period indicated.
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
     Arrangements with foreign suppliers are subject to certain additional risks, including obtaining governmental clearances, export duties, political instability, currency fluctuations and restrictions on the transfer of funds. Also, some suppliers are subject to Drug Enforcement Agency (“DEA”) regulations, including the allocation of quotas of how much raw material may be made available to us for the production of controlled substances. Any inability to obtain raw materials or finished products on a timely basis, or any significant price increases that cannot be passed on to customers, could adversely affect us. Because prior FDA approval of raw material suppliers or product manufacturers is required, if raw materials or finished products from an approved supplier or manufacturer were to become unavailable, the required FDA approval of a new supplier could cause a significant delay in the manufacture or supply of the affected drug product.
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
     From time-to-time, we may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. Litigation concerning patents, trademarks, copyrights and proprietary technologies can often be protracted and expensive and, as with litigation generally, the outcome is uncertain.
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
     If the FDA believes a company is not in compliance with cGMP, sanctions may be imposed upon that company including:
•	withholding from the company new drug approvals, as well as approvals for supplemental changes to existing applications;

•	preventing the company from receiving the necessary export licenses to export its products; and

•	classifying the company as an “unacceptable supplier” and thereby disqualifying the company from selling products to federal agencies.
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
     Patent Challenges
     We actively challenge patents on branded pharmaceutical products when we believe such patents are invalid, unenforceable, or not infringed by our competing generic products. Our development activities in this area, including sourcing raw materials and developing equivalent products, are designed to obtain FDA approval for our product. Our legal activities in this area, performed primarily by outside counsel, are designed to eliminate the barriers to market entry created by the patents. Under the Hatch-Waxman Act, the first generic ANDA applicant whose filing includes a certification that a listed patent on the brand name drug is invalid, unenforceable, or not infringed (a so-called “paragraph IV certification”), may be eligible to receive a 180-day period of generic market exclusivity. This period of market exclusivity may provide the patent challenger with the opportunity to earn a significant return on the risks taken and its legal and development costs. Patent challenge product candidates typically must have several years of remaining patent protection to ensure that the legal process can be completed prior to patent expiry. Because of the potential value of being the only generic in the market for the 180-day generic exclusivity period, we typically seek to be the first company to file an ANDA containing a paragraph IV certification for a targeted product.
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
     Over the past few years the use of so-called “authorized” generics has increased significantly in response to generic pharmaceutical patent challenges. Authorized generics involve the brand pharmaceutical maker either marketing a “generic” version of its brand product itself or licensing its brand drug to another company, which is then marketed in competition with the true generic during the 180-day generic exclusivity period. Because the “authorized” generic is not sold under an ANDA, but rather is sold under the brand pharmaceutical maker’s NDA, the courts have held that it can compete against the patent challenger’s generic product during the 180-day exclusivity period.
     We believe that the marketing of “authorized” generics during a generic company’s 180-day exclusivity period undermines the original intent of the Hatch-Waxman Act and devalues the incentive. In addition, “authorized” generics may have a chilling effect on investment in future patent challenges by some generic pharmaceutical companies. We continue to work with Congress to seek legislation that would restore the full value of the incentive period. In July 2006, Senators Rockefeller and Schumer introduced Senate Bill 7928 seeking to prevent brand pharmaceutical makers from manufacturing, marketing, selling, or distributing an “authorized” generic drug during a generic company’s 180-day exclusivity period.
     Sales of several of our products have been impacted by the brand company’s “authorized” generic product launch during our 180-day exclusivity period and we anticipate that certain future products may also face competition from “authorized” generics. In fiscal 2006, for example, Sanofi-Aventis launched an “authorized” generic product during our 180-day exclusivity period for generic Allegra tablets. In this example, the “authorized” generic captured approximately 37% of the overall market by the end of our 180-day exclusivity period.

     In March 2006, the FTC announced that it would be conducting a study of the use, and likely short- and long-term competitive effects, of “authorized” generics in the prescription drug marketplace. The FTC used a compulsory process to collect the information needed for the study from approximately 80 brand-name drug manufacturers, ten companies that primarily function as distributors of “authorized” generics, and 100 independent generic manufacturers. Information was collected between March and June 5, 2006, with the Commission’s findings expected to be issued in 2007.
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
     All of the steps involved in the filing of an ANDA with the FDA, including research and development, are identical with those taken in development of any generic drug. At the time an ANDA is filed with the FDA, the generic company that wishes to challenge the patent files a paragraph IV certification. After receiving notice from the FDA that its application is accepted for filing, the generic company sends the patent holder and NDA owner a notice explaining why it believes that the patent(s) in question are invalid, unenforceable, or not infringed. If the patent holder and NDA owner bring suit in federal district court against the generic company to enforce the challenged patent within 45 days of the receipt of the notice from the generic company, the Hatch-Waxman Act provides for an automatic stay of the FDA’s authority to grant the approval that would otherwise give the patent challenger the right to market its generic product. This stay is set at 30 months, or such shorter or longer period as may be ordered by the court. The 30 months may or may not, and often does not, coincide with the timing of a trial or the expiration of a patent. The discovery, trial, and appeals process can take several years.
     Under the Hatch-Waxman Act, the developer of a generic drug that files the first ANDA containing a paragraph IV certification may be eligible to receive a 180-day period of generic market exclusivity. This period of market exclusivity may provide the patent challenger with the opportunity to earn a return on the risks taken and its legal and development costs.
     The FDA adopted regulations implementing the 180-day generic marketing exclusivity provision of the Hatch-Waxman Act. However, over the years, courts have found various provisions of the regulations to be in conflict with the statute. For example, in Mova Pharmaceutical Corp. v. Shalala, 140 F.3d 1060 (D.C. Cir. 1998), the court of appeals held that the Hatch-Waxman Act required generic exclusivity to be awarded to the first generic company to file an ANDA containing a paragraph IV certification, regardless of whether that company prevailed in a court challenge to the relevant patent(s) before another company was ready for approval. In contrast, the FDA’s regulations had required the first patent challenger to successfully defend its challenge to the patent(s) before another generic company was ready to receive approval. In Mylan Pharmaceuticals v. Shalala, 81 F. Supp. 2d 30 (D.D.C. 2000), the court found that the statute requires the 180-day generic period to commence on the date of the first court decision in favor of the generic applicant, even if the first successful decision was a district court decision finding the challenged patent invalid, unenforceable, or not infringed and the innovator company appealed the court’s decision. The decision was in contrast to the FDA’s regulation under which the exclusivity period would not commence until the appellate court affirmed the district court’s invalidity, unenforceability, or non-infringement ruling.
     In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act (“MMA”) was signed into law. The MMA included provisions modifying Hatch-Waxman and generic exclusivity related to patent challenges. The MMA includes several provisions regarding the patent challenge process designed to level the playing field for generic companies. Generally speaking, the MMA provisions apply when the first ANDA containing a paragraph IV certification was filed after December 8, 2003. These reforms included:
•	Only one 30-month stay allowed per drug.

•	Product-by-product exclusivity.

•	Shared 180-day exclusivity in limited circumstances.

•	Counterclaim for an Orange Book delisting allowed.

•	180-day exclusivity cannot be triggered by a district court decision.
     First, under the MMA, only patents submitted to the FDA before an ANDA is filed can result in a 30-month stay. No additional 30-month stay can be obtained on patents listed in the Orange Book after the ANDA has been filed. Second, exclusivity is expressly on a product-by-product basis, meaning that there will only be one 180-day exclusivity period per listed drug. Third, because exclusivity is product-by-product, shared exclusivity will result only when multiple companies submit the first ANDA containing a paragraph IV certification on the same day. Fourth, ANDA applicants now have the ability to challenge the propriety of a patent listing. If an ANDA applicant is sued, the company can now bring a counterclaim seeking to have a patent delisted from the Orange Book. Finally, for ANDAs where the first paragraph IV certification was filed before December 8, 2003, Congress reinstated FDA’s prior interpretation of “court decision,” meaning that exclusivity for such applications can be triggered by first commercial marketing or by the appellate court’s affirmance of an appealed district court’s ruling. Thus, for such applications, the 180-day exclusivity period cannot be triggered by a district court decision that is on appeal. Where the first paragraph IV ANDA was submitted after the enactment of the MMA, exclusivity can only be triggered by the first ANDA filer’s marketing of its own generic product or a product made by the brand company. While exclusivity could be forfeited as a result of a court decision, that court decision must either be an unappealed district court decision or an appellate court decision.
     Our Patent Challenge History
     Our efforts in the area of challenging patents on branded pharmaceutical products have resulted in the successful conclusion of 15 out of 17 cases as of June 30, 2006. Successful outcomes have included court rulings in our favor invalidating patents or finding that our product does not infringe the patent, situations in which we have not been sued for patent infringement and settlements with the patent holder. Unfavorable outcomes, including court rulings in favor of the patent holder, result in our not being able to launch a generic product until the patent(s) on the brand pharmaceutical product expires. Recent examples of successful outcomes to our patent challenges include:
•	Desmopressin. Desmopressin is the generic equivalent of Ferring B.V.’s DDAVP® Tablets. DDAVP Tablets are indicated as antidiuretic replacement therapy in the management of central diabetes insipidus and for the management of the temporary polyuria and polydipsia following head trauma or surgery in the pituitary region. They are also indicated for the management of primary nocturnal enuresis. Following the February 2005 summary judgment ruling by the U.S. District Court for the Southern District of New York ruling that the patent alleged to cover DDAVP is unenforceable and not infringed by our product, we launched Desmopressin Acetate tablets, 0.1 mg and 0.2 mg, on July 5, 2005. The court’s decision ended the 30-month stay on FDA approval of our product. In February 2006, the Federal Circuit Court affirmed the District Court’s ruling that the patent at issue is unenforceable.

•	Modafinil. Modafinil is the generic equivalent of Cephalon’s PROVIGIL®. In February 2006, we entered into an agreement with Cephalon to settle our pending patent infringement dispute in the United States related to PROVIGIL. Under the terms of the settlement, Cephalon granted us a non-exclusive royalty-bearing right to market and sell a generic version of PROVIGIL in the United States. Our license will become effective in October 2011, unless Cephalon obtains a pediatric extension for PROVIGIL in which case we would be permitted entry in April 2012. An earlier entry by Barr may occur based upon the entry of another generic version of PROVIGIL.

•	Niacin. Niacin is the generic equivalent of Kos Pharmaceuticals’ Niaspan® product. In April 2005, we entered into Co-Promotion, Licensing and Manufacturing, and Settlement and License Agreements relating to the resolution of the patent litigation involving Kos’ Niaspan products. Under the terms of the agreements, we: (1) co-promote the current Niaspan and Advicor® products (the “Kos Products”) to obstetricians, gynecologists and other practitioners with a focus on women’s healthcare in the United States using Duramed’s 103 person specialty sales force; (2) serve as a stand-by, alternate supply source for the Kos Products, and in exchange, have received an upfront fee and will continue to receive quarterly fees thereafter; and (3) are able to launch generic versions of the Kos Products on September 20, 2013, about four years before the last of the applicable Kos patents is set to expire.
     New Drug Application Process
     FDA approval is required before any new drug can be marketed. An NDA is a filing submitted to the FDA to obtain approval of a new drug and must contain complete pre-clinical and clinical safety and efficacy data or a right of reference to such data. Before dosing a new drug in healthy human subjects or patients may begin, stringent government requirements for pre-clinical data must be satisfied. The pre-clinical data, typically obtained from studies in animal species and from laboratory studies, are submitted in an Investigational New Drug, or IND, application, or its equivalent in countries outside the United States where clinical trials are to be conducted. The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.
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
     Also, the FDA or other regulatory authorities require post-marketing reporting to monitor the adverse effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including changes in indication, manufacturing process or labeling, or a change in the manufacturing facility, an application seeking approval of such changes must be submitted to the FDA or other regulatory authority. Additionally, the FDA regulates post-approval promotional labeling and advertising activities to assure that such activities are being conducted in conformity with statutory and regulatory requirements.

Failure to adhere to such requirements can result in regulatory actions that could have an adverse effect on our business, results of operations and financial condition.
     United States Drug Enforcement Agency (“DEA”)
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
     Medicaid
     In November 1990, a law regarding reimbursement for prescribed Medicaid drugs was passed as part of the Congressional Omnibus Budget Reconciliation Act of 1990. The law requires drug manufacturers to enter into a rebate contract with the Federal Government. All generic pharmaceutical manufacturers whose products are covered by the Medicaid program are required to rebate to each state a percentage of their average net sales price for the products in question. These percentages are currently 11% in the case of products sold by us which are covered by an ANDA and 15% in the case of products sold by us which are covered by an NDA. We accrue for these future estimated rebates in our consolidated financial statements.
     We believe that federal and/or state governments may continue to enact measures in the future aimed at reducing the cost of providing prescription drug benefits to the public, particularly senior citizens. We cannot predict the nature of such measures or their impact on our profitability.
     Medicare
     Since June 2004, under the guidelines of the Medicare Part B benefit of the Medicare Prescription Drug Improvement and Modernization Act of 2003, we have been paying rebates on two of our proprietary products, Cenestin® and Trexall™, to various managed care organizations and pharmacy benefit management companies (PBMs) that have received an endorsement from the Centers for Medicare and Medicaid Services (CMS) as sponsors of one or more established Medicare drug discount card programs. We have signed negotiated agreements with these entities under which we have agreed to pay rebates and, in some cases administrative fees, based on the wholesale acquisition cost (WAC) for units dispensed to eligible cardholders. In January 2006, a Medicare Part D prescription drug benefit took effect. During fiscal 2006, we finalized negotiated rebate agreements involving Cenestin and Trexall with numerous Part D sponsors.
Seasonality
     Our business is not materially affected by seasonal factors.
Backlog
     Due to the relatively short lead-time required to fill orders for our products, backlog of orders is not material to our business.
Employees
     Our success depends on our ability to recruit and retain highly qualified scientific and management personnel. We face competition for personnel from other companies (including other pharmaceutical companies), academic institutions, government entities and other organizations. As of June 30, 2006, we had approximately 2,040 full-time employees. Approximately 85 of our employees are represented by the USW, Local 4-149 (formerly the Paper, Allied, Chemical and Energy (PACE)), Local 2149 under a collective bargaining agreement that expires on March 31, 2011. We believe that our relations with our employees are good and we have no history of work stoppages.

Competition
     The pharmaceutical business is subject to intense competition. We compete with numerous branded and generic pharmaceutical companies and face competition for both our generic and proprietary products. Our competitors include:
•	the generic divisions and subsidiaries of brand pharmaceutical companies, including Sandoz US, a subsidiary of Novartis AG;

•	large independent domestic and international generic manufacturers, including, Mylan Laboratories, Watson Pharmaceuticals, Inc., Teva Pharmaceuticals and distributors with large product lines where there is competition with some of our products;

•	generic manufacturers located in India and in some sections of Europe that have certain cost advantages over U.S. generic manufacturers, such as Ranbaxy and Dr. Reddys in India, and Perrigo in Europe; and

•	brand pharmaceutical companies whose therapies compete with our generic and proprietary products, including Johnson & Johnson, Wyeth, Bristol-Myers Squibb and Eli Lilly & Company.
     The expiration of patents and other market exclusivities on branded products results in generic competitors, including Barr, entering the marketplace. Normally, unit prices decline as additional generic competitors enter the market and we may lose market share. The timing of price decreases is unpredictable and can result in a significantly curtailed period of profitability for a particular generic product. In addition, brand-name manufacturers frequently take actions to prevent or discourage the use of generic equivalents. These actions may include:
•	filing new patents on drugs whose original patent protection is about to expire;

•	obtaining patents on “next-generation” products reflecting, for example, changes in formulation, means of delivery or other product improvement modifications;

•	increasing marketing initiatives;

•	launching “authorized” generic versions of their branded products;

•	using the Citizen’s Petition process to request amendments to FDA standards;

•	pricing the brand product below the already reduced price of the generic product in certain formularies in order to maintain a favored reimbursement status;

•	commencing litigation.
     Generic pharmaceutical market conditions have also been affected by industry consolidation and a fundamental shift in industry distribution, purchasing and stocking patterns resulting in the increased importance of sales to major chain drug stores and major wholesalers and a concurrent reduction in sales to private label generic distributors.
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
     To ensure our ability to compete effectively, we:
•	focus our proprietary product development in areas of historical strength or competitive advantage;

•	target generic products for development that have unique characteristics, including difficulty in sourcing raw materials, difficulty in formulation or establishing bioequivalence, and manufacturing that requires unique facilities, processes or expertise;

•	develop innovative, cost-effective proprietary products that serve unmet medical needs; and

•	make significant investments in plant and equipment to improve our efficiency.
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
     We maintain third-party insurance that provides coverage, subject to specified co-insurance requirements, for the cost of product liability claims arising during the current policy period, which began on October 1, 2005 and ends on September 30, 2006, between an aggregate amount of $25 million and $75 million. We are self-insured for the first $25 million of costs incurred relating to product liability claims arising during the current policy period. In addition, we have obtained extended reporting periods under previous policies for claims arising prior to the current policy period. The current period and extended reporting period policies exclude certain products; we would be responsible for all product liability costs arising from these excluded products.
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
ITEM 1A. RISK FACTORS
     The statements in this section describe the major risks to our business and should be considered carefully. We provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.
     We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. See “Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Forward-Looking Statements.”

Competition from other manufacturers of generic drugs affecting our generic products
     The success of our generic business is based in part on successfully developing and bringing to market a steady flow of generic products. We attempt to select our generic products based on the prospects for limited competition from competing generic companies. We do so because we believe that the more generic competitors that market the same generic product, the lower the revenue and profitability we will record for our product. Therefore, if any of our currently marketed products or any newly launched generic product are subject to additional generic competition from one or more competing products, our price and market share for the affected generic product could be dramatically reduced. As a consequence, unless we successfully replace generic products that are declining in profitability with new generic products with higher profitability, our business could be adversely affected.
     Our largest single category of generic products is oral contraceptives, which accounted for approximately $400 million in revenues in fiscal 2006. In addition, we recorded revenues of $90 million or more from each of two other generic products, Desmopressin, and royalties from the sale of a generic version of Allegra by Teva Pharmaceuticals. Two generic manufacturers have already launched a competing generic version of Desmopressin, and there are two competing generic Allegra products in addition to Teva’s. We anticipate added competition to Desmopressin and Allegra over time. In addition, we anticipate increasing competition to our generic oral contraceptives over time. Unless we can replace the anticipated losses of revenues from these products with revenues from new products, our revenues and profitability will suffer.
Competition from other manufacturers of generic drugs affecting our proprietary products
     Upon the expiration or loss of patent protection or regulatory exclusivity periods for one of our branded products, or upon the “at-risk” launch by a generic manufacturer of a generic version of one of our branded products, we can lose the major portion of sales of that product in a very short period, which can adversely affect our business. For example, SEASONALE, our largest selling proprietary product, generated $100 million in revenues during fiscal 2006. In May 2006 a competitor received tentative FDA approval for a generic version of SEASONALE and may be eligible for final approval following the expiration of our regulatory exclusivity on September 5, 2006. If the competitor launches its product, our revenues and gross profit contributions from SEASONALE will decline significantly.
Resolving Paragraph IV patent challenges
     Our operating results have historically included significant contributions from products that arise from the success we have had from our patent challenge activities. However, the success we have had in the past from challenging branded companies’ patents, whether through court decisions that permit us to launch our generic versions of product or through settlements, may not be repeated in the future due to the following:
•	an increase in the number of competitors who pursue patent challenges could make it more difficult for us to be first to file a Paragraph IV certification on a patent protected product;

•	a branded company’s decision to launch an “authorized” generic version of the product will reduce our market share and lower the revenues and gross profits we could have otherwise earned if an “authorized” generic were not launched;

•	claims brought by third parties, including the FTC, various states’ Attorneys General and other third-party payers challenging the legality of our settlement agreements could affect the way in which we resolve our patent challenges with the brand pharmaceutical companies; and

•	the efforts of brand companies to use legislative and regulatory tactics to delay the launch of generic products.
Impact of “At Risk” launches
     There are situations where we have used our business and legal judgment and decided to market and sell products, subject to claims of alleged patent infringement, prior to final resolution by the courts, based upon our belief that such patents are invalid, unenforceable, or would not be infringed. This is referred to in the pharmaceutical industry as an “at risk” launch. The risk involved in doing so can be substantial because if a patent holder ultimately prevails, the remedies available to such holder include, among other things, damages measured by the profits lost by the holder which are often significantly higher than the profits we make from selling the generic version of the product. Should we elect to proceed in this manner we could face substantial damages if the final court decision is adverse to us. In the case where a patent holder was able to prove that our infringement was “willful”, the definition of which is subjective, such damages may be trebled.
Government Regulation and Managed Care Trends
     The trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. Such cost containment measures and healthcare reform could affect our ability to sell our products and may have a material adverse effect on us. Additionally, reimbursements to patients may not be maintained and third-party payers, which place limits on levels of reimbursement, may reduce the demand for, or negatively affect the price of, those products and could significantly harm our business. We may also be subject to lawsuits relating to reimbursement programs that could be costly to defend, divert management’s attention and could have a material adverse effect on our business.
Development and Regulatory Approval
     Risks and uncertainties particularly apply to whether or when our products will be approved. The outcome of the lengthy and complex process of developing new products is inherently uncertain.
     For our generic business, much of our product development efforts are focused on developing products that are difficult to formulate and/or products that require specialized manufacturing technology. The inability to successfully formulate and pass bioequivalence studies can adversely affect the timing of when we receive approval for our generic products.
     For our proprietary business, regulatory delays, the inability to successfully complete clinical trials or claims and concerns about safety and efficacy are a few of the factors that could adversely affect the timing of new proprietary product launches. In addition decisions by regulatory authorities regarding labeling and other matters could adversely affect the availability or commercial potential of our products.
     There can be no assurance as to whether or when we will receive regulatory approval for new products.
Product Manufacturing and Marketing
     Difficulties or delays in product manufacturing or marketing, including, but not limited to, the inability to increase production capacity commensurate with demand, or the failure to predict market demand for, or to gain market acceptance of approved products, including our recent launches of SEASONIQUE and ENJUVIA, could affect future results.
Dependence on third parties
     We rely on third parties to supply us with raw materials, inactive ingredients and other components for our manufactured products and for certain of our finished goods. In many instances there is only a single supplier. In addition, we rely on third-party distributors and alliance partners to provide services for our business, including product development, manufacturing, warehousing, distribution, customer service support, medical affairs services, clinical studies, sales and other technical and financial services for certain of our products. Nearly all third-party suppliers and contractors are subject to FDA, and in some cases DEA, requirements. Our business on some products are dependent on the regulatory compliance of these third parties, and on the strength, validity and terms of our various contracts with these third-party manufacturers, distributors and collaboration partners. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements or obligations with us could have a material adverse effect on our business.
     In addition, our revenues include amounts we earn based on sales generated and recorded by Teva Pharmaceuticals for generic Allegra, and Kos Pharmaceuticals for Niaspan and Advicor. Any factors that negatively impact the sales of these products could adversely impact our revenues and profits.
Customer consolidation
     Our principal customers are wholesale drug distributors and major retail drug store chains. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. This consolidation may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions potentially enable those groups to attempt to extract price discounts on our products. Our net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions or other factors.
Cost and Expense Control/Unusual Events
     Growth in costs and expenses, changes in product mix and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual events that could result from evolving business strategies, evaluation of asset realization and organizational restructuring could create volatility in our results. Such risks and uncertainties include, in particular, the potentially significant charges to our operating results for items like in-process research and development charges and transaction costs.
Legal Proceedings
     As described in “Legal Proceedings” in Part I, Item 3 of this Form 10-K, we and certain of our subsidiaries are involved in various patent, product liability, consumer and commercial litigations and claims; government investigations; and other legal proceedings that arise from time to time in the ordinary course of our business.

Litigation is inherently unpredictable, and unfavorable rulings do occur. An unfavorable ruling could include money damages or, in some rare cases, for which injunctive relief is sought, an injunction prohibiting Barr from manufacturing or selling one or more products. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.
Availability of product liability insurance
     Our business inherently exposes us to claims relating to the use of our products. We sell, and will continue to sell, pharmaceutical products for which product liability insurance coverage may not be available, and, accordingly, if we are sued and if adverse judgments are rendered, we may be subject to claims that are not covered by insurance as well as claims that exceed our policy limits each of which could adversely impact our results of operations and our financial condition. Additional products for which we currently have coverage may be excluded in the future. In addition, product liability coverage for pharmaceutical companies is becoming more expensive and increasingly difficult to obtain. As a result, we may not be able to obtain the type and amount of coverage we desire.
Acquisitions
     We regularly review potential acquisitions of products and companies complementary to our business. Acquisitions typically entail many risks including, difficulties in integrating operations, personnel, technologies and products. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages that the acquisitions were intended to create, which may adversely affect our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products.
Managing rapidly growing operations
     We have grown significantly over the past several years, extending our processes, systems and people. We have made significant investments in enterprise resource systems and our internal control processes to help manage this growth. We must also attract, retain and motivate executives and other key employees, including those in managerial, technical, sales and marketing and support positions to support our growth. As a result, hiring and retaining qualified executives, scientists, technical staff, manufacturing personnel, qualified quality and regulatory professionals and sales representatives are critical to our business and competition for these people can be intense. If we are unable to hire and retain qualified employees and if we do not continue to invest in systems and processes to manage our growth, our operations could be adversely impacted.
Use of estimates and judgments in applying accounting policies
     The methods, estimates and judgments we use in applying accounting policies have a significant impact of our results of operations (see “Critical Accounting Policies” in Part II, Item 7 of this Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change them. Changes in those methods, estimates and judgments could significantly affect our results of operations.
Changes in Laws and Accounting Standards
     Our future results could be adversely affected by changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax-rate changes, new tax laws and revised tax law interpretations), competition laws and environmental laws in the U.S. and other countries.
Terrorist Activity
     Our future results could be adversely affected by changes in business, political and economic conditions, including the cost and availability of insurance, due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas.

Potential acquisition of PLIVA d.d.
     On August 10, 2006, we initiated a tender offer to purchase 100% of the shares of PLIVA, a $1.2 billion generic pharmaceutical company headquartered in Zagreb, Croatia. Our tender offer was for approximately $2.3 billion plus the assumption of approximately $240 million in existing debt of PLIVA. If we are successful in the tender process, we will immediately begin the integration of the two companies. There are a number of operational and financial risks associated with this potential acquisition. The operational risks include, but are not limited to, the following:
•	the necessity of coordinating and consolidating geographically separated organizations, systems and facilities;

•	the successful integration of our management and personnel with that of PLIVA and retaining key employees;

•	changes in intellectual property legal protections and remedies, trade regulations and procedures and actions affecting approval, production, pricing, reimbursement and marketing of products.
The financial risks related to this potential acquisition include, but are not limited to, the following:
•	our ability to satisfy debt obligations under the $2.8 billion Senior Credit Facility we entered into to help finance this transaction;

•	the ability of the combined company to meet certain revenue and cost synergy objectives;

•	charges associated with this transaction, including the write-off of acquired in-process research and development costs, additional depreciation and amortization of acquired assets and interest expense and other financing costs related to the Senior Credit Facility will negatively impact our net income;

•	our international-based revenues and expenses will be subject to foreign currency exchange rate fluctuations.
     If management is unable to successfully integrate the operations and manage the financial risks, the anticipated benefits of this potential acquisition may not be realized.
     On August 9, 2006 a competing offer to acquire PLIVA was announced. As a result, we may be required to increase our bid. If we are unsuccessful in acquiring PLIVA, we will incur a significant charge to operations reflecting costs we have incurred to date that have been capitalized.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.

ITEM 2. PROPERTIES
     We have facilities and operations in New York, New Jersey, Ohio, Pennsylvania, Virginia and Washington, D.C. The following table presents the facilities owned or leased by us as of June 30, 2006 and indicates the location and principal use of each of these facilities:

	Square
Location	Footage	Status	Description
NEW JERSEY
Woodcliff Lake	90,000	Leased	Administrative Offices
Upper Saddle River	20,000	Leased	Administrative Offices
Northvale	27,500	Owned	Research and Development
Plainsboro	27,000	Leased	Research and Development, Administration

NEW YORK
Pomona 1	41,000	Owned	Research and Development, Laboratories,
Pomona 2 and 3	133,000	Owned	Laboratories, Administrative Offices, Manufacturing, Warehouse
Blauvelt	8,500	Leased	Warehouse
North Tonawanda	23,500	Leased	Manufacturing

OHIO
Cincinnati	305,000	Owned	Manufacturing, Laboratories, Packaging, Warehouse, Administrative Offices

PENNSYLVANIA
Bala Cynwyd	39,000	Leased	Proprietary Research, Administrative Offices

VIRGINIA
Forest Main Facility	355,000	Owned	Administrative Offices, Manufacturing, Warehouse, Packaging, Distribution, Laboratories,
Forest Adeno Facility	20,000	Owned	Adenovirus Manufacturing Facility

WASHINGTON D.C.	2,700	Leased	Government Affairs & Administrative Offices
     Over the past three fiscal years, we have spent approximately $163 million on capital expenditures including approximately $112 million primarily to increase our production, laboratory, warehouse and distribution capacity. We believe that our current facilities are in good condition and are being used productively. We constantly assess our ongoing investments in property, plant and equipment to ensure that our facilities are adequate for us to meet the expected demand of our pipeline products and to handle increases in current product sales.

ITEM 3. LEGAL PROCEEDINGS
Litigation Settlement
     On October 22, 1999, we entered into a settlement agreement with Schein Pharmaceutical, Inc. (now part of Watson Pharmaceuticals, Inc.) relating to a 1992 agreement regarding the pursuit of a generic conjugated estrogens product. Under the terms of the settlement, Schein relinquished any claim to rights in Cenestin in exchange for a payment of $15 million made to Schein in 1999. An additional $15 million payment is required under the terms of the settlement if Cenestin achieves total profits, as defined, of greater than $100 million over any rolling five-year period prior to October 22, 2014. As of June 30, 2006, no liability is estimated to be incurred related to this settlement.
Litigation Matters
     We are involved in various legal proceedings incidental to our business, including product liability, intellectual property and other commercial litigation and antitrust actions. We record accruals for such contingencies to the extent that we conclude a loss is probable and the amount can be reasonably estimated. Additionally, we record insurance receivable amounts from third party insurers when appropriate.
     Many claims involve highly complex issues relating to patent rights, causation, label warnings, scientific evidence and other matters. Often these issues are subject to substantial uncertainties and therefore, the probability of loss and an estimate of the amount of the loss are difficult to determine. Our assessments are based on estimates that we, in consultation with outside advisors, believe are reasonable. Although we believe we have substantial defenses in these matters, litigation is inherently unpredictable. Consequently, we could in the future incur judgments or enter into settlements that could have a material adverse effect on our consolidated financial statements in a particular period.
     Summarized below are the more significant matters pending to which we are a party. As of June 30, 2006, our reserve for the liability associated with claims or related defense costs for these matters is not material.
Patent Matters
     Desmopressin Acetate Suit
     In July 2002, we filed an ANDA seeking approval from the FDA to market desmopressin acetate tablets, the generic equivalent of Sanofi-Aventis’ DDAVP product. We notified Ferring AB, the patent holder, and Sanofi-Aventis pursuant to the provisions of the Hatch-Waxman Act in October 2002. Ferring AB and Sanofi-Aventis filed a suit in the U.S. District Court for the Southern District of New York in December 2002 for infringement of one of the four patents listed in the Orange Book for desmopressin acetate tablets, seeking to prevent us from marketing desmopressin acetate tablets until the patent expires in 2008. In January 2003, we filed an answer and counterclaim asserting non-infringement and invalidity of all four listed patents. In January 2004, Ferring AB amended their complaint to add a claim of willful infringement.
     On February 7, 2005, the court granted summary judgment in our favor, which Ferring AB and Sanofi-Aventis appealed. On July 5, 2005, we launched our generic product. On February 15, 2006, the Court of Appeals for the Federal Circuit denied their appeal. Ferring AB and Sanofi-Aventis subsequently filed a petition for rehearing and rehearing en banc, which was denied on April 10, 2006. On June 15, 2006, the United States Supreme Court granted Ferring AB leave to file a petition for a writ of certiorari on or before September 9, 2006.
     Fexofenadine Hydrochloride Suit
     In June 2001, we filed an ANDA seeking approval from the FDA to market fexofenadine hydrochloride tablets in 30 mg, 60 mg and 180 mg strengths, the generic equivalent of Sanofi-Aventis’ Allegra® tablet products for allergy relief. We notified Sanofi-Aventis pursuant to the provisions of the Hatch-Waxman Act and, in September 2001, Sanofi-Aventis filed a patent infringement action in the U.S. District Court for the District of New Jersey-

Newark Division, seeking to prevent us from marketing this product until after the expiration of various U.S. patents, the last of which is alleged to expire in 2017.
     After the filing of our ANDAs, Sanofi-Aventis listed an additional patent on Allegra in the Orange Book. We filed appropriate amendments to our ANDAs to address the newly listed patent and, in November 2002, notified Merrell Pharmaceuticals, Inc., the patent holder, and Sanofi-Aventis pursuant to the provisions of the Hatch-Waxman Act. Sanofi-Aventis filed an amended complaint in November 2002 claiming that our ANDAs infringe the newly listed patent.
     On March 5, 2004, Sanofi-Aventis and AMR Technology, Inc., the holder of certain patents licensed to Sanofi-Aventis, filed an additional patent infringement action in the U.S. District Court for the District of New Jersey – Newark Division, based on two patents that are not listed in the Orange Book.
     In June 2004, the court granted us summary judgment of non-infringement as to two patents. On March 31, 2005, the court granted us summary judgment of invalidity as to a third patent. Discovery is proceeding on the five remaining patents at issue in the case. No trial date has been scheduled.
     On August 31, 2005, we received final FDA approval for our fexofenadine tablet products. As referenced above, pursuant to an agreement between Teva and us, we selectively waived our 180 days of generic exclusivity in favor of Teva, and Teva launched its generic product on September 1, 2005.
     On September 21, 2005, Sanofi-Aventis filed a motion for a preliminary injunction or expedited trial. The motion asked the court to enjoin Teva and Barr from marketing the generic versions of Allegra tablets, 30 mg, 60 mg and 180 mg, or to expedite the trial in the case. The motion also asked the court to enjoin Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the commercial production of generic fexofenadine raw material. The preliminary injunction hearing concluded on November 3, 2005. On January 30, 2006, the Court denied the motion by Sanofi-Aventis for a preliminary injunction or expedited trial. Sanofi-Aventis has appealed the Court’s denial of its motion to the United States Court of Appeals for the Federal Circuit. Briefing in the appeal has been completed, but no date for argument has been set.
     On May 8, 2006, Sanofi-Aventis and AMR Technology, Inc. served a Second Amended and Supplemental Complaint based on U.S. Patent Nos. 5,581,011 and 5,750,703 (collectively, “the API patents”), asserting claims against us for infringement of the API (active pharmaceutical ingredient) patents based on the sale of our fexofenadine product and for inducement of infringement of the API patents based on the sale of Teva’s fexofenadine product. On June 22, 2006, we answered the complaint, denied the allegations, and asserted counterclaims for declaratory judgment that the asserted patents are invalid and/or not infringed and for damages for violations of the Sherman Act, 15 U.S.C. §§ 1,2.
     Sanofi-Aventis also has brought a patent infringement suit against Teva in Israel, seeking to have Teva enjoined from manufacturing generic versions of Allegra tablets and is seeking damages for patent infringement.
     Our agreement with Teva provides that each company will indemnify the other for a portion of any patent infringement damages they might incur, so that the parties will share any such damage liability in proportion to their respective shares of Teva’s net profits. If Barr or Teva is unsuccessful in this litigation with Sanofi-Aventis, we, along with Teva could be liable for Sanofi-Aventis’ lost profits on the sale of Allegra, which could potentially exceed the profits Teva and Barr have realized from the sale of generic Allegra. The Company, in accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” recorded a liability of approximately $4.1 million to reflect the fair value of this potential indemnification obligation.

Product Liability Matters
     Hormone Therapy Litigation
     We have been named as a defendant in approximately 4,950 personal injury product liability cases brought against us and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of certain estrogen and progestin medications prescribed to treat the symptoms of menopause. The cases against us involve our Cenestin products and/or the use of our medroxyprogesterone acetate product, which typically has been prescribed for use in conjunction with Premarin or other hormone therapy products. All of these products remain approved by the FDA and continue to be marketed and sold to customers. While we have been named as a defendant in these cases, fewer than a third of the complaints actually allege the plaintiffs took a product manufactured by us, and our experience to date suggests that, even in these cases, a high percentage of the plaintiffs will be unable to demonstrate actual use of our product. For that reason, approximately 3,100 of such cases have been dismissed (leaving approximately 1,850 pending) and, based on discussions with our outside counsel, several hundred more are expected to be dismissed in the near future.
     We believe we have viable defenses to the allegations in the complaints and we are defending the actions vigorously.
   Antitrust Matters
     Ciprofloxacin (Cipro®) Antitrust Class Actions
     We have been named as a co-defendant with Bayer Corporation, The Rugby Group, Inc. and others in approximately 38 class action complaints filed in state and federal courts by direct and indirect purchasers of Ciprofloxacin (Cipro) from 1997 to the present. The complaints allege that the 1997 Bayer-Barr patent litigation settlement agreement was anti-competitive and violated federal antitrust laws and/or state antitrust and consumer protection laws. A prior investigation of this agreement by the Texas Attorney General’s Office on behalf of a group of state Attorneys General was closed without further action in December 2001.
     The lawsuits include nine consolidated in California state court, one in Kansas state court, one in Wisconsin state court, one in Florida state court, and two consolidated in New York state court, with the remainder of the actions pending in the U.S. District Court for the Eastern District of New York for coordinated or consolidated pre-trial proceedings (the “MDL Case”). On March 31, 2005, the Court in the MDL Case granted summary judgment in our favor and dismissed all of the federal actions before it. On June 7, 2005, plaintiffs filed notices of appeal to the U.S. Court of Appeals for the Second Circuit. The Court of Appeals has stayed consideration of the merits pending consideration of our motion to transfer the appeal to the United States Court of Appeals for the Federal Circuit as well as plaintiffs’ request for the appeal to be considered en banc. Merits briefing has not yet been completed because the proceedings are stayed pending en banc consideration of a similar case.
     On September 19, 2003, the Circuit Court for the County of Milwaukee dismissed the Wisconsin state class action for failure to state a claim for relief under Wisconsin law. On May 9, 2006, the Court of Appeals reinstated the complaint on state law grounds for further proceedings in the trial court, but on July 25, 2006, the Wisconsin Supreme Court granted the defendants’ petition for further review and thus the case remains on appeal. On October 17, 2003, the Supreme Court of the State of New York for New York County dismissed the consolidated New York state class action for failure to state a claim upon which relief could be granted and denied the plaintiffs’ motion for class certification. An intermediate appellate court affirmed that decision, and plaintiffs have sought leave to appeal to the New York Court of Appeals. On April 13, 2005, the Superior Court of San Diego, California ordered a stay of the California state class actions until after the resolution of any appeal in the MDL Case. On April 22, 2005, the District Court of Johnson County, Kansas similarly stayed the action before it, until after any appeal in the MDL Case. The Florida state class action remains at a very early stage, with no status hearings, dispositive motions, pre-trial schedules, or a trial date set as of yet.
     We believe that our agreement with Bayer Corporation reflects a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Based on this belief, we are vigorously defending ourself in these matters.
     Tamoxifen Antitrust Class Actions
     To date approximately 33 consumer or third-party payor class action complaints have been filed in state and federal courts against Zeneca, Inc., AstraZeneca Pharmaceuticals L.P. and Barr alleging, among other things, that the 1993 settlement of patent litigation between Zeneca and us violated the antitrust laws, insulated Zeneca and Barr from generic competition and enabled Zeneca and Barr to charge artificially inflated prices for tamoxifen citrate. A prior investigation of this agreement by the U.S. Department of Justice was closed without further action. On May 19, 2003, the U.S. District Court dismissed the complaints for failure to state a viable antitrust claim. On November 2, 2005, the United States Court of Appeals for the Second Circuit affirmed the District Court’s order dismissing the cases for failure to state a viable antitrust claim. On November 30, 2005, Plaintiffs petitioned the United States Court of Appeals for the Second Circuit for a rehearing en banc. The Court of Appeals directed us to file a response to Plaintiffs’ petition, which we submitted on January 26, 2006. The Court has not yet ruled on the merits of the petition.
     We believe that our agreement with Zeneca reflects a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Based on this belief, we are vigorously defending these matters.
     Ovcon Antitrust Proceedings
     To date, we have been named as a co-defendant with Warner Chilcott Holdings, Co. III, Ltd., and others in complaints filed in federal courts by the Federal Trade Commission, 34 state Attorneys General and nine private class action plaintiffs claiming to be direct and indirect purchasers of Ovcon-35®. These actions allege, among other things, that a March 24, 2004 agreement between Barr and Warner Chilcott (then known as Galen Holdings PLC) constitutes an unfair method of competition, is anticompetitive and restrains trade in the market for Ovcon-35® and its generic equivalents. These cases, the first of which was filed by the FTC on or about December 2, 2005, remain at a very early stage, with discovery cut-off dates of December 22, 2006 for the FTC and state cases and March 2, 2007 for the private cases. No trial dates have been set.
     We believe that we have not engaged in any improper conduct and are vigorously defending these matters.
     Provigil Antitrust Proceedings
     To date, we have been named as a co-defendant with Cephalon, Inc., Mylan Laboratories, Inc., Teva Pharmaceutical Industries, Ltd., Teva Pharmaceuticals USA, Inc., Ranbaxy Laboratories, Ltd., and Ranbaxy Pharmaceuticals, Inc. (the “Provigil Defendants”) in nine separate complaints filed in the U. S. District Court for the Eastern District of Pennsylvania. These actions allege, among other things, that the agreements between Cephalon and the other individual Provigil Defendants to settle patent litigation relating to Provigil® constitute an unfair method of competition, are anticompetitive and restrain trade in the market for Provigil and its generic equivalents in violation of the antitrust laws. These cases remain at a very early stage and no trial dates have been set.
     We were also named as a co-defendant with the Provigil Defendants in an action filed in the U.S. District Court for the Eastern District of Pennsylvania by Apotex, Inc.. The lawsuit alleges, among other things, that Apotex sought to market its own generic version of Provigil and that the settlement agreements entered into between Cephalon and the other individual Provigil Defendants constituted an unfair method of competition, are anticompetitive and restrain trade in the market for Provigil and its generic equivalents in violation of the antitrust laws.
     We believe that we have not engaged in any improper conduct and are vigorously defending these matters.
     Medicaid Reimbursement Cases
     We, along with numerous other pharmaceutical companies, have been named as a defendant in separate actions brought by the states of Alabama, Hawaii, Illinois, Kentucky and Mississippi, the Commonwealth of Massachusetts, the City of New York, and numerous counties in New York. In each of these matters, the plaintiffs seek to recover damages and other relief for alleged overcharges for prescription medications paid for or reimbursed by their respective Medicaid programs.
     The Commonwealth of Massachusetts case and the New York cases, with the exception of the action filed by Erie, Oswego and Schenectady Counties in New York, are currently pending in the U.S. District Court for the

District of Massachusetts. Discovery is underway in the Massachusetts cases, but no trial dates have been set. In the consolidated New York cases, motions to dismiss are under advisement, with no trial dates set. The Erie, Oswego and Schenectady County cases are pending in state courts in New York, again with no trial dates set.
     The Alabama case was filed in Alabama state court, removed to the U.S. District Court for the Middle District of Alabama, and returned to state court. Discovery is underway, but no trial date has been set. The State of Hawaii case was filed in state court in Hawaii on April 26, 2006. This matter is at a very early stage with no trial date set as of yet. The Illinois and Kentucky cases were filed in Illinois and Kentucky state courts, removed to federal court, and then remanded back to their respective state courts. No trial dates have been set. The State of Mississippi case was filed in state court. Discovery is underway, but no trial date has been set.
     We believe that we have not engaged in any improper conduct and are vigorously defending these matters.
     Breach of Contract Action
     On October 6, 2005, plaintiffs Agvar Chemicals Inc., Ranbaxy Laboratories, Inc. and Ranbaxy Pharmaceuticals, Inc. filed suit against us and Teva Pharmaceuticals USA, Inc. in the Superior Court of New Jersey. In their complaint, plaintiffs seek to recover damages and other relief, based on an alleged breach of an alleged contract requiring us to purchase raw material for our generic Allegra product from Ranbaxy, prohibiting us from launching our generic Allegra product without Ranbaxy’s consent and prohibiting us from entering into an agreement authorizing Teva to launch Teva’s generic Allegra product. The court has entered a scheduling order providing for the completion of discovery by March 7, 2007 but has not yet set a date for trial. We believe there was no such contract and are vigorously defending this matter.
     Other Litigation
     As of June 30, 2006, we were involved with other lawsuits incidental to our business, including patent infringement actions, product liability, and personal injury claims. Management, based on the advice of legal counsel, believes that the ultimate outcome of these other matters will not have a material adverse effect on our consolidated financial statements.
Government Inquiries
     On July 11, 2006, we received a request from the FTC for the voluntary submission of information regarding the settlement agreement reached in the matter of Cephalon, Inc. v. Mylan Pharmaceuticals, Inc., et al., U.S. District Court for the District of New Jersey. The FTC is investigating whether we and the other parties to the litigation have engaged in unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act by restricting the sale of Modafinil products. In its request letter, the FTC stated that neither the request nor the existence of an investigation indicated that Barr or any other company had violated the law. We believe that our settlement agreement is in compliance with all applicable laws and we intend to cooperate with the FTC in this matter.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters put to the vote of our stockholders during the quarter ended June 30, 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market for Barr’s Common Equity
     Our common stock is traded on the New York Stock Exchange under the symbol “BRL.” The following table sets forth the quarterly high and low share trading price information for the periods indicated:

	High	Low
Fiscal year ended June 30, 2006:
First quarter	$55.08	$45.00
Second quarter	63.60	53.53
Third quarter	70.25	60.83
Fourth quarter	64.51	47.24

Fiscal year ended June 30, 2005:
First quarter	$42.80	$32.01
Second quarter	46.90	35.07
Third quarter	50.45	43.71
Fourth quarter	54.29	47.00
     As of August 4, 2006, we estimate that there were approximately 1,520 holders of record of our common stock. We believe that a significant number of investors in our common stock hold their shares in street name. Therefore, the number of beneficial owners of our common stock is much greater than the number of record holders of our common stock.
     We have not paid any cash dividends on our common stock in the last two fiscal years and we do not anticipate paying any cash dividends in the foreseeable future.
(b) Recent Sales of Unregistered Securities
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
(c) Issuer Purchases of Equity Securities
     We did not repurchase any shares under our share repurchase program during the quarter ended June 30, 2006. Our share repurchase program is authorized through December 31, 2006.

ITEM 6. SELECTED FINANCIAL DATA
     The following data has been derived from our consolidated financial statements and should be read in conjunction with those statements, which are included in Item 8 of this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report. Certain amounts for fiscal 2005 have been reclassified to conform to the fiscal 2006 presentation.

	Year Ended June 30,
	2006	2005	2004	2003		2002
	(in thousands, except per share data)
Statements of Operations Data
Total revenues	$1,314,465	$1,047,399	$1,309,088	$902,864		$1,188,984
Earnings before income taxes	522,948	329,876	194,440	262,715		337,537
Income tax expense	186,471	114,888	71,337	95,149		125,318
Net earnings	336,477	214,988	123,103	167,566		210,269
Earnings per common share — basic	3.20	2.08	1.21	1.69	(2)	2.17	(2)(3)
Earnings per common share — diluted	3.12	2.03	1.15	1.62	(2)	2.06	(2)(3)

Balance Sheet Data
Working capital	$921,663	$780,386	$670,601	$582,183		$457,393
Total assets	1,921,419	1,490,306	1,333,269	1,180,937		888,554
Long-term debt (1)	7,431	15,493	32,355	34,027		42,634
Shareholders’ equity (4)	1,690,956	1,233,970	1,042,046	867,995		666,532

(1)	Includes capital leases and excludes current installments.

(2)	Amounts have been adjusted for the March 16, 2004 3-for-2 stock split effected in the form of a 50% stock dividend.

(3)	Amounts have been adjusted for the March 17, 2003 3-for-2 stock split effected in the form of a 50% stock dividend.

(4)	The Company has not paid a cash dividend in any of the above years.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
     We are a specialty pharmaceutical company that develops, markets and sells both generic and proprietary (or branded) pharmaceutical products. We have a deep, diverse and profitable generic product portfolio, and have recently diversified our operations by developing and acquiring several proprietary products. Total product sales for fiscal 2006 totaled approximately $1.2 billion, an increase of $138.5 million, or 13% as compared to fiscal 2005. In fiscal 2006, sales of generic products grew to $838.8 million from $751.4 million in fiscal 2005, and accounted for 72% of our product sales in fiscal 2006. In fiscal 2006, sales of our proprietary products grew to $329.8 million from $278.8 million in fiscal 2005, accounting for 28% of our product sales in fiscal 2006. In addition to revenue from product sales, we recorded alliance, development of other revenues totaling $145.8 million in fiscal 2006. These revenues have been derived mainly from profit-sharing arrangements, co-promotion agreements, standby manufacturing fees and other reimbursements and fees we received from third parties, including marketing partners.
Generic Products
     For many years, we have successfully utilized a strategy of developing the generic versions of branded products that possess some combination of unique factors that we believe have the effect of limiting competition for generics. Such factors include difficult formulation, complex and costly manufacturing requirements or limited raw material availability. To date, our strategy has focused on developing solid oral dosage forms of products. By targeting products with some combination of these unique factors, we believe that our generic products will, in general, be less affected by the intense and rapid pricing pressure often associated with more commodity-type generic products. As a result of this focused strategy, we have been able to successfully identify, develop and market generic products that generally have few competitors or that are able to enjoy longer periods of limited competition and thus generate profit margins higher than those often associated with commodity-type generic products. The development and launch of our generic oral contraceptive products is an example of our generic development strategy. While we believe there are more tablet and capsule products that may fit our “barrier-to-entry” criteria, we recognize that it may be difficult to find highly profitable generic tablet and capsule products that will grow our generics business. As a result, we have recently expanded our development activities, both internally and through collaboration with third parties, to develop non-tablet and non-capsule products such as patches, sterile ophthalmics and nasal sprays.
     Challenging the patents covering certain brand products continues to be an integral part of our generics business. For many products, the patent provides the unique barrier that we seek to identify in our product selection process. We try to be the first company to initiate a patent challenge because in certain cases, we may be able to obtain 180 days of exclusivity for selling the generic version of the product. Upon receiving exclusivity for a product, we often experience significant revenues and profitability associated with that product for the 180-day exclusivity period, but at the end of that period experience significant decreases in our revenues and market share associated with the product as other generic competitors enter the market. Our record of successfully resolving patent challenges has made a recurring contribution to our operating results, but has created periods of revenue and earnings volatility and will likely do so in the future. While earnings and cash flow volatility may result from the launch of products subject to patent challenges, we remain committed to this part of our business.
     Macroeconomic factors continue to favor the use of generic pharmaceutical products. The aging population, rising health care costs and the vigilance of health care providers, insurance companies and others to lower such costs have helped drive an increase in the substitution of lower-cost generic products for higher-cost brand products. As evidence of this, the percentage of overall prescriptions filled with generic products grew from 46.5% in 2000 to 57.3% by 2005, and is predicted to continue to rise in the future.

Proprietary Products
     To help diversify our generic product revenue base and to provide for additional long-term opportunities, we initiated a program more than five years ago to develop and market proprietary pharmaceutical products. We formalized this program in 2001 by establishing Duramed Research. Today, Duramed is recognized as a leader in the area of women’s healthcare. Our women’s healthcare platform is based on a substantial number of employees dedicated to the development and marketing of our proprietary products including approximately 350 sales representatives that promote directly to physicians five of our products (SEASONIQUE, ENJUVIA, Mircette, ParaGard and Plan B) and two products related to the Co-Promotion Agreement with Kos Pharmaceuticals (Niaspan and Advicor). Growth in proprietary product sales over the last three fiscal years has been accomplished through increasing sales of our internally developed product SEASONALE, the first and largest selling extended-cycle oral contraceptive in the United States. In addition, our proprietary sales have grown through product acquisitions including our acquisition in November, 2005 of ParaGard, the only non-drug loaded IUD on the market in the United States, and the acquisition in December 2005 of Mircette, a well established 28-day oral contraceptive.
Competition
     Our successful generic product strategy has attracted new competitors seeking to launch competing generic products as well as to be “first to file” for potentially lucrative patent challenges. For example, other generic pharmaceutical companies are developing and marketing competing generic oral contraceptives in order to capture some of our market share. In addition, there has been an increase in the number of competitors in the generic industry that are based outside the U.S., with several of such competitors based in India. Many of these companies claim to have equivalent technological capabilities to U.S. based generic companies but at significant cost advantages over Barr and other U.S. based generic competitors.
     Also, as a detriment to the value of the patent challenge strategy of Barr and other leading generic manufacturers, brand pharmaceutical companies continue to partner with certain generic drug companies to license a so-called “authorized generic” to the generic drug company. The use of “authorized” generics by certain brand and generic companies undermines the value of the 180-day exclusivity period enjoyed by the first company to file an ANDA containing a Paragraph IV certification by providing another company with the ability to have a competing generic product on the market at the same time.
     As our proprietary pharmaceutical business continues to grow, we anticipate that competing generic pharmaceutical companies will challenge the patents protecting our branded products. For example, as discussed above, one of our competitors has filed a Paragraph IV certification challenging the patent on SEASONALE. In May 2006, the competitor’s ANDA received tentative FDA approval and may be eligible for final approval following the expiration of our regulatory exclusivity on September 5, 2006. In addition, larger branded pharmaceutical companies, such as Wyeth, have sought to enter the extended-cycle oral contraceptive market and compete against our SEASONALE/SEASONIQUE franchise.
     To address these and other challenges, we continue to (1) invest aggressively in research and development, (2) develop and launch new generic and proprietary products and (3) maintain an active acquisition and licensing effort to complement our internal development activities.
Proposed PLIVA Acquisition
     On June 27, 2006, we announced that the Supervisory Board of PLIVA, a generic pharmaceuticals company with revenues of approximately $1.2 billion, headquartered in Zagreb, Croatia, had endorsed our proposal to make a tender offer to PLIVA’s shareholders to purchase 100% of the shares of PLIVA. On July 28, 2006, in accordance with the law of the Republic of Croatia governing tender offers, our newly formed European subsidiary, Barr Laboratories Europe B.V., officially filed our tender offer with HANFA. Under the terms of the $2.3 billion cash tender offer, PLIVA shareholders who tender their shares will receive HRK 743 per share in cash. In addition, shareholders that are registered as shareholders at the Central Depository Agency as of August 22, 2006 will receive the dividend of HRK 12 per share, for a total cash consideration of HRK 755 per share. On August 10, 2006, HANFA approved for publication our tender offer. If we are successful in the tender process we expect the acquisition to close in October or November 2006.
     On August 9, 2006, another pharmaceutical company filed a competing bid with HANFA, though that bid had not been approved as of the date of this filing.
     If we acquire PLIVA, the combined company would be the third largest global generic pharmaceutical company, based on the combined revenues of approximately $2.4 billion revenue for the twelve-month period ended March 31, 2006. We believe that the combination of Barr and PLIVA will unite the unique pharmaceutical development and manufacturing strengths of each partner, the unique markets in which each excels, and the expertise of a U.S.-based and European-based management team to create a powerful, global pharmaceutical leader with a broad portfolio of solid oral dosage form products with the ability to create a broad portfolio of injectable, cream/ointment, and biopharmaceutical products. In addition, the combined company will have active pharmaceutical ingredient (API) capabilities. The combination would also provide a solid foundation for accelerating the development of generic biopharmaceutical products, building upon PLIVA’s biologic research program and the existing development venture between PLIVA and Barr for G-CSF in North America, which we entered into in March 2005.
     We intend to finance the purchase price and transaction costs with a portion of our cash reserves and borrowings under a new Senior Credit Facility that we entered into on July 21, 2006. The Senior Credit Facility consists of $2.5 billion of term loans and a $300 million revolving credit facility.

Comparison of the fiscal years ended June 30, 2006 and June 30, 2005
     The following table sets forth revenue data for the fiscal years ended June 30, 2006 and 2005 ($’s in millions):

			Change
	2006	2005	$	%
Generic products:
Oral contraceptives	$399.4	$396.6	$2.8	1%
Other generic	439.4	354.8	84.6	24%

Total generic products	838.8	751.4	87.4	12%
Proprietary products	329.8	278.8	51.0	18%

Total product sales	1,168.6	1,030.2	138.4	13%
Alliance, development and other revenue	145.8	17.2	128.6	748%

Total revenues	$1,314.4	$1,047.4	$267.0	25%

Product Sales
     Product sales for the fiscal year ended June 30, 2006 (“fiscal 2006”) increased 13% over product sales for the fiscal year ended June 30, 2005 (“fiscal 2005”), resulting from increases in sales of both generic and proprietary products. Generic sales increased in large part due to contributions from Desmopressin, which we launched at the beginning of fiscal 2006, combined with continued strong sales of two of our generic oral contraceptive products, Tri-Sprintec and Kariva. Proprietary sales increased in part due to contributions of products acquired during fiscal 2006 as well as higher sales of promoted in-line products, including SEASONALE and Plan B.
Generic Products
   Oral Contraceptives
     For fiscal 2006, sales of generic oral contraceptives increased 1% to $399.4 million from sales of $396.6 million in fiscal 2005. Sales in this category benefited from strong performances from Tri-Sprintec and Kariva. Tri-Sprintec sales increased 20%, driven in part by market-share gains during the second half of fiscal 2006, while sales of Kariva were up 32% due both to an increase in market share and higher pricing. We believe that Tri-Sprintec’s market share gains were the result of supply shortages encountered by one of our competitors, which we understand have been remedied. Therefore, we expect our Tri-Sprintec market share to decline over the next twelve months, with a related decrease in our product sales attributable to Tri-Sprintec.
     Somewhat offsetting the strong performances by Tri-Sprintec and Kariva was the impact of increased pricing pressure from competition on certain of our other products, including Aviane and Apri, as well as the ongoing decline in consumer demand for several generic oral contraceptive products that occurs when brand companies cease promotional activities after a generic is launched. These factors more than offset continued increases in the generic substitution rates for nearly all of our generic oral contraceptive products.
   Generic Products – Other
     For fiscal 2006, sales of other generic products increased 24% to $439.4 million from $354.8 million in fiscal 2005, driven by strong performances from Desmopressin and Didanosine. We launched Desmopressin in July 2005, and recorded approximately $107.7 million of sales during fiscal 2006. We launched Didanosine during the middle of fiscal 2005, and saw sales increase 47% year-over-year. Desmopressin sales, which were favorably impacted in the first half of fiscal 2006 by rapid generic substitution, declined sharply in the second half due to the launch of two competing generic products. We expect Desmopressin sales to be lower in the next twelve months as a result of this competition.

     These increases were partially offset by lower sales of Mirtazapine, Claravis and Warfarin Sodium, as well as the continued decline in both price and demand for certain of our other generic products. Mirtazapine sales were lower due to further price declines and a loss of market share. Claravis sales were lower throughout fiscal 2006 due in large part to the decline in the overall compound usage and lower prices. As discussed in previous filings, sales of Claravis and other isotrentinoin products indicated for the treatment of severe acne have been negatively affected by the implementation effective January 1, 2006 of iPledge, an enhanced risk management program that is designed to minimize fetal exposure to isotrentinoin that has also led to reduced product use. Sales of Warfarin Sodium declined due to lower prices, more than offsetting higher unit volume due primarily to an increase in our market share.
Proprietary Products
     For fiscal 2006, proprietary product sales increased 18% to $329.8 million from $278.8 million in fiscal 2005. This increase was driven by (1) 14% increase in sales of SEASONALE, (2) the inclusion of sales of the ParaGard IUD and of the Mircette oral contraceptive, which we acquired in November 2005 and December 2005, respectively, (3) the launch of ENJUVIA during the fourth quarter of 2006 and (4) higher volume and pricing for our Plan B emergency contraceptive product. Partially offsetting these increases were lower sales of our Loestrin/Loestrin FE oral contraceptive products and our Cenestin hormone therapy product, due in part to customer buying patterns.
     SEASONALE sales reached $100 million during fiscal 2006, up 14% from fiscal 2005 sales. Higher prices for SEASONALE during fiscal 2006 more than offset lower customer shipments which were attributable to customer buying patterns during the fourth quarter of fiscal 2006. During fiscal 2006, consumer demand for SEASONALE grew, as prescriptions increased 30% compared to last year.
     In June 2004, we received notification that a competitor had filed an ANDA containing a paragraph IV certification asserting that the patent covering SEASONALE is invalid, unenforceable or would not be infringed by the competitor’s generic product. In May 2006, the competitor’s ANDA received tentative FDA approval and may be eligible for final approval following the expiration of our regulatory exclusivity on September 5, 2006. In July 2006, we submitted a Citizens Petition, asking the Office of Generic Drugs of the FDA to make the determination that no ANDA submitted referencing our NDA for SEASONALE be granted final approval unless and until such ANDA satisfies all statutory and regulatory requirements for bioequivalence. Our request with the Office of Generic Drugs is pending. The competitor has stated publicly that it expects to launch a generic version of SEASONALE in the fourth quarter of calendar 2006. If that launch occurs, SEASONALE sales will decline significantly.
     In July 2004, we submitted the patent covering SEASONALE for reissue with the Patent and Trademark Office (“PTO”). In May 2006, we received a Non-Final Rejection notice from PTO regarding our application for reissue of the patent. In July 2006, we responded to the issues raised by the PTO in its Non-Final Rejection. It is unlikely that the applicable patent could be reissued prior to expiration of our regulatory exclusivity on SEASONALE. The patent covering SEASONALE will remain in effect and continue to be listed in the FDA’s Orange Book while the PTO reviews the request for re-issuance. If the patent covering SEASONALE is reissued, it will have the same remaining term as the existing patent that expires in 2017.
     As part of our long-term plans for our extended-cycle contraceptive franchise, we launched SEASONIQUE in July 2006. SEASONIQUE represents the next generation of our extended-cycle oral contraceptives, as discussed earlier in this report. In July 2006, we shipped SEASONIQUE to our major customers, and in August 2006, Duramed’s Women’s Healthcare Sales Force began full-scale detailing to healthcare providers. SEASONIQUE has replaced SEASONALE in the primary sale position among extended-cycle oral contraceptives within our Women’s Healthcare Sales Force.
Alliance, Development and Other Revenue
     Alliance, development and other revenue consists mainly of revenue from profit-sharing arrangements, co-promotion agreements, standby manufacturing fees and reimbursements and fees we receive in conjunction with our agreement with the U.S. Department of Defense for the development of the Adenovirus vaccine. Alliance, development and other revenue increased substantially from the prior year primarily due to (1) our profit-sharing arrangement with Teva on sales of their generic Allegra product and (2) royalty payments and other fees under our agreements with Kos on Niaspan and Advicor.
     During fiscal 2006, alliance, development and other revenue totaled $145.8 million compared to $17.2 million in the prior year. The substantial increase was driven by our profit sharing arrangement with Teva, which began in September 2005 and represented 65% of such revenues in fiscal 2006, and an increase in royalties under our agreements with Kos, under which we began earning royalties in the fourth quarter of fiscal 2005.
     Teva’s 180-day exclusivity period on generic Allegra ended on February 28, 2006. By the end of June 2006, there were two additional competing generic Allegra products on the market. We are aware of several other companies that have filed ANDAs with Paragraph IV certifications for generic Allegra. Competition for generic Allegra has and will continue to cause Teva’s Allegra revenues to decrease. Accordingly, our royalties are expected to decline. Additionally, our royalty percentage decreased following the expiration of the exclusivity period on February 28, 2006, further reducing the amount we earn. As a result of these factors, our royalties from our profit-sharing arrangement with Teva are expected to decrease substantially over the next twelve months.
     Royalties we earn under our co-promotion agreement with Kos are based on the aggregate sales of Niaspan and Advicor in a given quarter and calendar year, up to quarterly and annual maximum amounts. While the annual cap increases each year during the term of our arrangement, which ends July 2012, unless extended by either party for an additional year, the royalty rate will decline for calendar 2007, after which the rate remains fixed throughout the remaining term of the agreement. Due to the annual cap for calendar 2006, we expect our royalties earned during the second half of calendar 2006 to be lower than in the first half of calendar 2006.
Cost of Sales
     Amounts that comprise cost of sales include (1) the cost of products we purchase from third parties, (2) our manufacturing and packaging costs for products we manufacture, (3) profit-sharing or royalty payments we make to third parties, including raw material suppliers, (4) changes to our inventory reserves and (5) stock-based compensation expense of certain departments that is allocated to cost of sales. Amortization costs arising from the acquisition of product rights and other intangible assets are included in selling, general and administrative expense.
     The following table sets forth cost of sales data, in dollars, as well as the resulting gross margins expressed as a percentage of product sales, for fiscal 2006 and 2005 ($’s in millions):

			Change
	2006	2005	$	%
Generic products	$285.9	$264.8	$21.1	8%

Gross margin	66%	65%

Proprietary products	$66.2	$39.3	$26.9	68%

Gross margin	80%	86%

Total cost of sales	$352.1	$304.1	$48.0	16%

Gross margin	70%	70%
     Overall gross margins for fiscal 2006 remained strong at 70%. Cost of sales increased 16% year-over-year primarily due to (1) the inclusion of $8.1 million of stock-based compensation expense that was not present in fiscal 2005 and (2) $20.7 million of charges to write off the step-up to fair value of ParaGard inventory acquired from FEI in November 2005. As of June 30, 2006, the entire amount of the step-up adjustment had been charged to cost of sales as the units acquired on the date of acquisition have been sold.
     Margins on our generic products increased slightly in fiscal 2006 due to strong sales of Desmopressin and Didanosine, both of which had higher margins than the average margin of our other generic products. The margin increase related to these products was slightly offset by the first-time inclusion of stock-based compensation expense in cost of sales. We expect that the margins we realize on Desmopressin will decline in the future due to the impact of competing products. This decline may more than offset margins on new generic products we expect to launch, which could result in lower overall margins on our generic products over the next twelve months.
     Proprietary margins for the year ended June 30, 2006 were negatively impacted by 6 percentage points due primarily to the $20.7 million inventory step-up charge described above, and the inclusion of stock-based compensation expense. We expect gross margins for proprietary products to be above 80% over the next few quarters, in part due to the favorable impact resulting from launches of SEASONIQUE and ENJUVIA somewhat offset by the expected decline in sales of SEASONALE.
Selling, General and Administrative Expense
     The following table sets forth selling, general and administrative expense data for fiscal 2006 and 2005 ($’s in millions):

			Change
	2006	2005	$	%
Selling, general and administrative	$334.8	$298.9	$35.9	12%

Charges included in general and administrative	$14.1	$63.2	$(49.1)	-78%

     Selling, general and administrative expenses increased 12% in fiscal 2006 primarily due to: (1) $26.4 million in higher selling and marketing costs associated with our proprietary product portfolio, largely attributable to the launch of ENJUVIA during the fourth quarter and personnel costs associated with the additional sales representatives acquired in the FEI acquisition, (2) $13.4 million in stock-based compensation that was not included in the prior year, (3) higher information technology costs of $12.5 million relating to the integration of our SAP enterprise resource planning system, (4) a $10.2 million increase in product intangible amortization expense due to full-year amortization on products purchased in the prior year plus amortization of products purchased in the current year, principally ParaGard and Mircette, and (5) a $6.5 million increase in legal costs, which more than offset the charges described below.
     Charges included in general and administrative expenses for fiscal 2006 and 2005 are as follows:
     Fiscal 2006:
     On December 2, 2005, after receiving the requisite approvals, we entered into a definitive agreement with Organon and Savient to acquire the exclusive rights to Mircette for $152.8 million (see fiscal 2005 charges below). Based on final valuations of the assets acquired, we recorded an additional charge in fiscal 2006 of $0.8 million (bringing the total charge to $64 million) for the difference between amounts recorded as a probable loss at June 30, 2005 and the final loss amount. We also incurred transaction costs during fiscal 2006 (primarily legal and accounting fees) of $1.8 million. Additionally, we received $11.0 million from a third party as partial reimbursement of the $64 million charge recorded in conjunction with this transaction. The $11.0 million reimbursement, together with the additional settlement charge of $0.8 million and the transactions costs of $1.8 million, have all been classified as selling, general and administrative expenses and have resulted in a net benefit of $8.4 million to selling, general and administrative expenses for fiscal 2006.
     In February 1998, Invamed and Apothecon named Barr and several others as defendants in lawsuits filed in the U.S. District Court for the Southern District of New York, alleging violations of antitrust laws and also charging that Barr unlawfully blocked access to the raw material source for Warfarin Sodium. The two actions were consolidated. On May 10, 2002, the District Court granted summary judgment in Barr’s favor on all antitrust claims in the case, but found that the plaintiffs could proceed to trial on their allegations that Barr interfered with an alleged raw material supply contract between Invamed and Barr’s raw material supplier. Invamed and Apothecon appealed the District Court’s decision to the U. S. Court of Appeals for the Second Circuit.
     On October 18, 2004, the Court of Appeals reversed the District Court’s grant of summary judgment and held that the plaintiffs raised issues of material fact on their antitrust claims. A trial had been scheduled to begin on June 12, 2006. On June 12, 2006, we finalized an agreement that provided a one-time payment of $22.5 million to the plaintiffs. As a result of the settlement, we recorded a $22.5 million charge in the quarter ended June 30, 2006.
     Fiscal 2005:
     On June 15, 2005, we entered into a non-binding letter of intent (“LOI”) with Organon (Ireland) Ltd., Organon USA and Savient Pharmaceuticals, Inc. to acquire the NDA for Mircette, obtain an exclusive royalty free license to sell Mircette and Kariva in the United States and dismiss all pending litigation between the parties in exchange for a payment by us of up to $155 million. Because the transaction included, as one of its components, a payment in settlement of litigation, it was presumed under GAAP to give rise to a “probable loss,” as defined in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. Based on valuations of the assets we acquired and total estimated payments, we had recorded a charge of $63.2 million as of June 30, 2005 to reflect the proposed litigation settlement.
Research and Development
     The following table sets forth research and development expenses for fiscal 2006 and 2005 ($’s in millions):

			Change
	2006	2005	$	%
Research and development	$140.2	$128.4	$11.8	9%

     The increase in research and development expenses costs was due to (1) an increase of $9.5 million in costs associated with clinical trials, (2) the inclusion of $5.6 million of stock-based compensation that was not similarly included in fiscal 2005 and (3) an increase of $5.6 million in raw material costs. These increases were offset by a reimbursement of $5.0 million for previously incurred costs under a third party development agreement and a $4.0 million decrease in costs associated with bioequivalent studies supporting our generic product activities.
Other Income (expense)
     The following table sets forth other income for fiscal 2006 and 2005 ($’s in millions):

			Change
	2006	2005	$	%
Other income (expense)	$17.2	$3.9	$13.3	341%

     Other income increased to $17.2 million in fiscal 2006 from $3.9 million in fiscal 2005 primarily as a result of a $10.3 million gain in the value of our foreign currency option related to the proposed PLIVA acquisition. This gain was the result of fluctuations and volatility in the exchange rate between the Dollar and the Euro. We expect additional fluctuations in the value of this option in the future.
     Additionally, we recorded a net gain during fiscal 2006 of $5.2 million related to our equity investment in two venture funds, compared to a loss of $0.8 million during fiscal 2005.

Income Taxes
     The following table sets forth income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for fiscal 2006 and 2005 ($’s in millions):

			Change
	2006	2005	$	%
Income tax expense	$186.5	$114.9	$71.6	62%

Effective tax rate	35.7%	34.8%
     The effective tax rate for fiscal 2006 was slightly higher than the statutory rate of 35% due to the expiration of the federal research and development tax credit on December 31, 2005, which was only partially offset by the favorable impact arising from the completion of several tax audits, the change of the mix in income between various taxing jurisdictions and the enactment of favorable tax legislation in certain jurisdictions.
     During fiscal 2006 the IRS completed an audit of our federal income tax return for fiscal 2004. The resolution favorably impacted our effective tax rate for fiscal year 2006 but did not have a material effect on our financial position or liquidity. Periods prior to fiscal 2004 have either been audited or are no longer subject to an IRS audit. We are currently being audited by the IRS for fiscal year 2005.
Comparison of the fiscal years ended June 30, 2005 and June 30, 2004
     The following table sets forth revenue data for the fiscal years ended June 30, 2005 and 2004 ($’s in millions):

			Change
	2005	2004	$	%
Generic products:

Distributed alternative brands(1)	$—	$385.3	$(385.3)	-100%
Oral contraceptives	396.6	403.9	(7.3)	-2%
Other generic(2)	354.8	361.4	(6.6)	-2%

Total generic products	751.4	1,150.6	(399.2)	-35%
Proprietary products	278.8	146.1	132.7	91%

Total product sales	1,030.2	1,296.7	(266.5)	-21%
Alliance, development and other revenue	17.2	12.4	4.8	39%

Total revenues	$1,047.4	$1,309.1	$(261.7)	-20%

(1)	Reflects sales of Ciprofloxacin sold during Bayer’s pediatric exclusivity period which ended on June 9, 2004.

(2)	Includes sales of Ciprofloxacin after June 9, 2004.
Revenues — Product Sales
     Product sales for fiscal 2005 decreased 21% for the fiscal year ended June 30, 2004 (“fiscal 2004”) due primarily to the decline in sales of Ciprofloxacin, as discussed in detail below. Partially offsetting the decrease in Ciprofloxacin sales was a 91% increase in sales of our proprietary products.

Generic Products
Distributed Alternative Brands (Ciprofloxacin)
     On June 9, 2003 we began distributing Ciprofloxacin hydrochloride tablets and oral suspension pursuant to a license from Bayer Corporation obtained under a 1997 settlement of a patent challenge we initiated regarding Bayer’s Cipro® antibiotic. In September 2003, we entered into an amended supply agreement with Bayer that enabled us to distribute Ciprofloxacin during and after Bayer’s period of pediatric exclusivity, which ended on June 9, 2004. As a result of the exclusivity we enjoyed, Ciprofloxacin was our largest selling product in fiscal 2004. We have shared and continued to share one-half of our profits, as defined, from the sale of Ciprofloxacin with Sanofi-Aventis, the contractual successor to our partner in the Cipro patent challenge case. Upon expiration of Bayer’s period of pediatric exclusivity on June 9, 2004, as expected, several other competing Ciprofloxacin products were launched. As a result of the flood of competing products, our market share and product pricing declined dramatically for Ciprofloxacin almost immediately. Since the expiration of the exclusivity period, we have included sales of Ciprofloxacin in the “other generic” line item in the table above. Such sales were not significant for fiscal 2005.
Oral Contraceptives
     Sales of our generic oral contraceptive products decreased 2% in fiscal 2005 compared to fiscal 2004. Price declines and lower volumes resulting from increased competition reduced sales on certain of our products, mainly Apri and Aviane, and a slowdown in the growth rate of generic substitution more than offset (1) full-year contributions from products launched during fiscal 2004, (2) two new products launched in fiscal 2005 and (3) market share gains on other existing products.
Generic Products – Other
     Sales of other generic products decreased 2% in fiscal 2005 as compared to fiscal 2004, as sales from new products, including Didanosine and Metformin XR 750mg, were more than offset by declines in other existing product sales. The decline in other existing product sales was primarily due to a significant decrease in sales of our Dextroamphetamine group of products due to both declining volumes and lower prices caused by the launch of competing versions in late 2004. In April 2005, our generic exclusivity period on Metformin XR 750mg ended and several other generic companies launched competing versions of the product. As a result, we experienced a significant decline in sales of Metformin XR 750mg.
Proprietary Products
     Sales of our proprietary products almost doubled in fiscal 2005 as compared to the prior year. This increase relates primarily to: (1) higher sales of SEASONALE, which totaled $87.2 million for the fiscal year, reflecting higher unit sales in support of prescription growth and higher pricing compared to the prior fiscal year; (2) full year sales of Loestrin/Loestrin Fe and Plan B which we acquired in February 2004 and March 2004, respectively; and (3) sales of Nordette and Prefest, which we acquired in November 2004 and December 2004, respectively.
     SEASONALE prescriptions, according to IMS data, topped 800,000 for our fiscal year ended June 30, 2005, a 370% increase over prescriptions in the prior fiscal year. This increase is a direct result of our significant marketing initiatives, including direct-to-consumer advertising and the detailing efforts by our Women’s Healthcare Sales force.

Cost of Sales
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
     The following table sets forth cost of sales data in dollars as well as the resulting gross margins for fiscal 2005 and 2004 ($’s in millions):

			Change
	2005	2004	$	%
Generic products	$264.8	$604.6	$(339.8)	-56%

Gross margin	65%	47%

Proprietary products	$39.3	$28.1	$11.2	40%

Gross margin	86%	81%

Total cost of sales	$304.1	$632.7	$(328.6)	-52%

Gross margin	70%	51%
     The decrease in total cost of sales, on a dollar basis, for fiscal 2005 as compared fiscal 2004, was primarily due to the year-over-year decrease in sales of Ciprofloxacin, which in the prior year we had purchased from Bayer.
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
Selling, General and Administrative Expense
     The following table sets forth selling, general and administrative expense data for fiscal 2005 and 2004 ($’s in millions):

			Change
	2005	2004	$	%
Selling, general and administrative	$298.9	$314.5	$(15.6)	-5%

Charges included in general and administrative	$63.2	$96.6	$(33.4)	-35%

     Lower selling, general and administrative expenses in fiscal 2005 compared to the prior year were primarily due to a 35% decrease in one-time charges to SG&A partially offset by (1) $8.1 million in higher marketing costs associated with our proprietary product portfolio and (2) $7.1 million in higher product intangible amortization expense due to full year amortization on products purchased in the prior year and amortization of products purchased during fiscal 2005.

     Charges taken in fiscal 2004 that were included in SG&A are as follows (the charge taken in fiscal 2005 is detailed above under the comparison of fiscal years 2006 and 2005):
•	A $16 million valuation allowance we established in September 2003 for our loans to Natural Biologics, LLC, the raw material supplier for our generic equine-based conjugated estrogens product, as the result of an unfavorable court decision rendered in September 2003;

•	A $4.2 million write-off in February 2004 associated with the acquisition of certain emergency contraception assets from Gynetics, Inc;

•	An arbitration panel’s decision in June 2004 to award Solvay Pharmaceuticals $68 million in damages on its claim that we improperly terminated a joint venture agreement; and

•	An $8.5 million charge in June 2004 related to costs associated with our settlement of the Estrostep and Femhrt patent challenge litigation with Galen.
Research and Development
     The following table sets forth research and development expenses for fiscal 2005 and 2004 ($’s in millions):

			Change
	2005	2004	$	%
Research and development	$128.4	$169.0	$(40.6)	-24%

Charges included in research and development	$—	$68.2	$(68.2)	-100%

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
Income Taxes
     The following table sets forth income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for fiscal 2005 and 2004 ($’s in millions):

			Change
	2005	2004	$	%
Income tax expense	$114.9	$71.3	$43.6	61%

Effective tax rate	34.8%	36.7%

     The effective tax rate for fiscal 2005 was favorably impacted by the completion of several tax audits, the change of the mix in income between various taxing jurisdictions and the enactment of favorable tax legislation in certain jurisdictions.
     During fiscal 2005 the IRS completed audits of our federal income tax returns for fiscal 2002 and 2003. The resolution favorably impacted our effective tax rate for fiscal 2005 but did not have a material effect on our financial position or liquidity.
Liquidity and Capital Resources
Overview
     The following table highlights selected measures of our liquidity and capital resources as of June 30, 2006 and 2005 ($’s in millions):

			Change
	2006	2005	$	%
Cash & cash equivalents, short term marketable securities	$601.9	$643.3	$(41.4)	-6%

Working capital	921.7	780.4	141.3	18%

Cash flow from operations	327.3	363.0	(35.7)	-10%

Ratio of current assets to current liabilities	5.9: 1	4.5: 1
Operating Activities
     Our operating cash flow for fiscal 2006 was $327.3 million compared to $363.0 million in the prior year. The decrease in cash flows was due, in part, to the negative impact of recording, in accordance with SFAS No. 123(R) “Share-Based Payment,” $29 million of tax benefits on option exercises as financing cash flows compared to its treatment as an operating cash flow item in fiscal 2005. In addition, our operating cash flows compared to last year were negatively impacted by increases in working capital discussed below.
     Our primary sources of cash from operations are (1) the collection of accounts and other receivables related to product sales and (2) royalty and other payments from third parties in various ventures, such as Teva with respect to generic Allegra and Kos with respect to Niaspan and Advicor. Our primary uses of cash include financing inventory, research and development programs, marketing and selling, capital projects and investing in business development activities.
     Over the last three fiscal years, our cash flows from operations have been more than sufficient to fund our operations, capital expenditures and business development activities. As a result, our cash, cash equivalents and short-term marketable securities balances have increased over that time.
Investment in Marketable Securities
     Our investments in marketable securities provide a greater return on our cash balances compared to leaving them in bank accounts. Our investments in marketable securities are governed by our investment policy, which seeks to optimize returns while preserving capital, maintaining adequate liquidity and investing in tax advantaged securities, as appropriate.

     Working Capital
     Working capital as of June 30, 2006 and 2005 consisted of the following ($’s in millions):

			Change
	2006	2005	$	%
Cash, cash equivalents and marketable securities	$601.9	$643.3	$(41.4)	-6%
Accounts receivable	226.0	160.1	65.9	41%
Other receivables	50.2	21.4	28.8	135%
Inventories	134.3	137.6	(3.3)	-2%
Prepaid & other current assets	96.6	38.4	58.2	152%

Total current assets	1,109.0	1,000.8	108.2	11%

Accounts payable & accrued liabilities	169.2	201.6	(32.4)	-16%
Income taxes payable	9.3	13.4	(4.1)	-31%
Current portion of long-term debt & capital leases	8.8	5.4	3.4	63%

Total current liabilities	187.3	220.4	(33.1)	-15%

Working capital	$921.7	$780.4	$141.3	18%

     Working capital increased in fiscal 2006 primarily due to an increase in accounts receivable and other receivables on higher product sales and alliance revenues during fiscal 2006. In addition, prepaid and other current assets increased reflecting our purchase of a foreign currency hedge in connection with our proposed PLIVA acquisition. Partially offsetting this increase was a decrease in accounts payable and accrued liabilities largely as a result of the payment, in December 2005, of $63 million to resolve the Mircette litigation that was accrued as of June 30, 2005.
Investing Activities
     Our net cash used in investing activities was $506.5 million in fiscal 2006 compared to $177.0 million in fiscal 2005. This increase was primarily due to the acquisition of FEI Women’s Health, LLC and the Mircette product rights for a total of $378.4 million, along with the purchase of a $48.9 million derivative instrument in connection with our proposed PLIVA acquisition.
Capital Expenditures
     During the three fiscal years ended June 30, 2006, we have invested approximately $163 million in upgrades and expansions to our property, plant and equipment as well as technology investments, including the purchase and implementation of a new SAP enterprise resource planning (“ERP”) system. The investment in property, plant and equipment has significantly expanded our production, laboratory, warehouse and distribution capacity in our facilities and was designed to help ensure that we have the facilities necessary to manufacture, test, package and distribute our current and future products. Our investment in the ERP system will help ensure that we have a platform to grow our business, including better integration of acquired businesses, expansion into new drug delivery systems and the ability to expand internationally.
     During fiscal 2006, we invested $61 million in capital projects and expect that our capital investments will be between $50 million and $60 million over the next twelve months. Our estimate reflects continued spending on our facility expansion programs and investments in information technology projects including additional investments in support of our new ERP system.
     We believe we can continue funding our capital requirements using cash provided by operations.

Strategic Transactions
     Our investments in strategic acquisitions were $378.4 million in fiscal 2006 as discussed above and approximately $515 million for the three years ended June 30, 2006. We continuously evaluate strategic transactions to further improve our business and long-range prospects and may make additional investments or acquisitions over the next twelve months, including the proposed acquisition of PLIVA.
Financing Activities
     Net cash provided by financing activities was $87.8 million in fiscal 2006 compared to net cash used in financing activities of $98.7 million in fiscal 2005. The increase compared to the prior year is primarily due to classifying $29 million of tax benefits relating to our stock incentives as financing activities as compared to classifying them as part of operating cash flows in fiscal 2005, and to the $100 million funding of share repurchases under our share repurchase program in fiscal 2005; there were no such share repurchases under this program in fiscal 2006.
Share Repurchase Program
     In August 2004, our Board of Directors authorized the repurchase of up to $300 million of our common stock in open market or in privately negotiated transactions, pursuant to terms we deem appropriate and at such times as we designate through the end of December 2005. In November 2005, our Board of Directors extended the repurchase period through the end of December 2006. We hold repurchased shares as treasury shares and may use them for general corporate purposes, including acquisitions and for issuance upon exercise of outstanding stock options. During fiscal 2005, we repurchased approximately 2.6 million shares of our common stock for approximately $100 million. We did not repurchase any shares in fiscal 2006.
Debt Repayments and Credit Availability
     Debt balances decreased by approximately $4 million from June 30, 2005 to June 30, 2006 reflecting principal repayments.
     In February 2005, we made a $12 million payment in complete satisfaction of mortgage notes held by a bank. The notes were secured by our Cincinnati, Ohio manufacturing facility.
     Principal repayments on existing debt will be $8 million over the next twelve months.
     On July 21, 2006, in anticipation of the funding required to consummate our tender offer for PLIVA, we entered into an unsecured Senior Credit Facility (the “Credit Facility”) pursuant to which lenders will provide us with an aggregate amount not to exceed $2.8 billion. Of this amount, $2.0 billion is in the form of a five-year term facility, $500 million is in the form of a 364-day term facility (combined, the “term facilities”), and $300 million is in the form of a five-year revolving credit facility. The $2.5 billion of term facilities, which bear interest at LIBOR plus 75 basis points, may be drawn only in connection with, if consummated, our proposed PLIVA acquisition. The $300 million revolving credit facility replaces our prior $175 million revolving credit facility, which we terminated on July 21, 2006, and may be used for working capital, capital expenditures and general corporate purposes. The Credit Facility includes customary covenants for agreements of this kind, including financial covenants limiting our total indebtedness on a consolidated basis. In July 2006, a letter of credit totaling approximately €1.9 billion was issued on our behalf under the Credit Facility. The letter of credit, which is being used to support our tender offer, is subject to fees totaling 0.875% per annum for such time as it remains outstanding.
Proceeds from Equity Transactions
     During fiscal 2006, we received proceeds of approximately $64 million from the exercise of warrants and employee stock options and share purchases under our employee stock purchase plan. We expect proceeds from future stock option exercises to decline over time, due in part, to our decision to issue employees stock appreciation rights (“SARs”), rather than stock options. Upon exercise of a stock option the Company receives proceeds equal to the grant price per share for each option exercised. In contrast, the Company will not receive cash proceeds when a SAR is exercised because the employee receives a net number of shares. While the Company will continue to receive proceeds from any remaining options that are exercised, the amount of such proceeds is difficult to predict because the proceeds are highly dependent upon our stock price, which can be volatile.
Sufficiency of Cash Resources
     We believe our current cash and cash equivalents, marketable securities, investment balances, cash flows from operations and un-drawn amounts under our new credit facilities are adequate to fund our operations and planned capital expenditures, the contemplated PLIVA acquisition, and to capitalize on strategic opportunities as they arise. We have and will continue to evaluate our capital structure as part of our goal to promote long-term shareholder value. To the extent that additional capital resources are required, or if new or existing debt needs to be refinanced, we believe that such capital may be raised by additional bank borrowings, debt offerings or other means.
Contractual Obligations
     Payments due by period for our contractual obligations at June 30, 2006 are as follows ($’s in millions):

	Payments due by period
		Less than
($ in millions)	Total	1 Year	1 to 3 Years	4 to 5 Years	Thereafter
Long-term debt	$14.5	$8.0	$6.5	$—	$—
Capital leases	1.2	0.9	0.3	—	—
Operating leases	30.7	4.2	7.0	6.7	12.8
Purchase obligations (1)	112.3	107.3	5.0	—	—
Venture Funds commitments (2)	14.0	14.0	—	—	—
Annual interest on fixed rate debt	1.2	0.6	0.4	0.1	0.1
Other long-term liabilities	16.8	3.9	5.2	4.6	3.1

Total	$190.7	$138.9	$24.4	$11.4	$16.0

(1)	Purchase obligations consist mainly of commitments for raw materials used in our manufacturing and research and development operations.

(2)	Payments related to our venture fund commitments are payable when capital calls are made.
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
Off-Balance Sheet Arrangements
     The Company does not have any material off-balance sheet arrangements that have had, or are expected to have, an effect on our financial statements, other than the letter of credit totaling approximately €1.9 billion in support of our tender offer to acquire PLIVA, as discussed above.
Critical Accounting Policies
     The methods, estimates and judgments we use in applying the accounting policies most critical to our financial statements have a significant impact on our reported results. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and/or require us to make our most difficult and subjective judgments. Based on this definition, our most critical policies are the following: (1) revenue recognition and provisions for estimated reductions to gross product sales; (2) revenue recognition and provisions of alliance, development and other revenue; (3) inventories and inventory reserves; (4) income taxes; (5) contingencies; and (6) acquisitions and amortization of intangible assets. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. We review the factors that influence our estimates and, if necessary, adjust them. Actual results may differ significantly from our estimates.

Revenue Recognition and Provisions for Estimated Reductions to Gross Product Sales
     We recognize revenue from product sales when title and risk of loss have transferred to our customers and when collectibility is reasonably assured. This is generally at the time products are received by the customer. From time to time the Company provides incentives, such as trade show allowances or stocking allowances, that provide incremental allowances to customers who in turn use such incremental allowances to accelerate distribution to the end customer. We believe that such incentives are normal and customary in the industry. Additionally, we understand that certain of our wholesale customers anticipate the timing of price increases and have made and may continue to make business decisions to buy additional product in anticipation of future price increases. This practice has been customary in the industry and would be part of a customer’s “ordinary course of business inventory level.”
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
     Upon recognizing revenue from a sale, we simultaneously record estimates for the following items that reduce gross revenues:
•	returns and allowances (including shelf-stock adjustments)

•	chargebacks

•	rebates

•	managed care rebates

•	Medicaid rebates

•	prompt payment discounts and other allowances
     For each of the items listed above other than managed care and Medicaid rebates, the estimated amounts serve to reduce our accounts receivable balance. We include our estimate for managed care and Medicaid rebates in accrued liabilities. A table showing the activity of each reserve, based on these estimates, is set forth below ($'s in millions):

		Current provision	Current provision	Actual returns
		related to sales	related to sales	or credits
	Beginning	made in the	made in	in the	Ending
	balance	current period	prior periods	current period	balance
Fiscal year ended June 30, 2006

Accounts receivable reserves:
Returns and allowances	$52.7	$59.8	$0.2	$(59.6)	$53.1
Chargebacks	44.9	386.0	(0.9)	(385.7)	44.3
Rebates	37.8	164.5	(3.2)	(166.9)	32.2
Cash discounts	7.1	40.4	—	(39.8)	7.7

Total	$142.5	$650.7	$(3.9)	$(652.0)	$137.3

Accrued liabilities:
Managed care rebates	$7.5	$20.5	$(1.0)	$(16.6)	$10.4
Medicaid rebates	$10.1	$29.0	$—	$(26.9)	$12.2

Fiscal year ended June 30, 2005

Accounts receivable reserves:
Returns and allowances	$57.5	$64.8	$1.0	$(70.6)	$52.7
Chargebacks	38.8	267.6	6.0	(267.5)	44.9
Rebates	36.0	188.4	—	(186.6)	37.8
Cash discounts	6.2	32.0	—	(31.1)	7.1

Total	$138.5	$552.8	$7.0	$(555.8)	$142.5

Accrued liabilities:
Managed care rebates	$3.4	$12.2	$—	$(8.1)	$7.5
Medicaid rebates	$11.4	$17.2	$3.0	$(21.5)	$10.1

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
Rebates - Our rebate programs can generally be categorized into the following four types:
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
Prompt Pay Discounts - We offer many of our customers 2% prompt pay discounts. We evaluate the amounts accrued for prompt pay discounts by analyzing the unpaid invoices in our accounts receivable aging subject to a prompt pay discount.
Revenue Recognition and Provisions of Alliance, Development and Other Revenue
     We have agreements with certain pharmaceutical companies under which we receive payments based on sales or profits associated with the applicable products. Our two most significant of these agreements are those with Teva regarding generic Allegra and with Kos Pharmaceuticals regarding Niaspan and Advicor. Revenue from these agreements is recognized at the time title and risk of loss pass to a third party and is based on pre-defined formulas contained in our agreements, as adjusted for our estimates of reserves needed to state our revenues on a basis consistent with our other revenue recognition policies. The estimates we make to adjust our revenues are based on information received from our partner, whether Teva or Kos, as well as our own internal information. Selling and marketing expenses we incur under our co-promotion agreement with Kos are included in selling, general and administrative expenses.
     Inventories and Inventory Reserves
     Inventories are stated at the lower of cost or market and consist of finished goods purchased from third party manufacturers and held for distribution, as well as raw materials, work-in-process and finished goods manufactured by us. We determine cost on a first-in, first-out basis.
     We capitalize the costs associated with certain products prior to receiving final marketing approval from the FDA for such products (“pre-launch inventories”). For our generic products, each ANDA submission is made with the expectation that: (i) the FDA will approve the marketing of the applicable product, (ii) we will validate our process for manufacturing the applicable product within the specifications that have been or will be approved by the FDA, and (iii) the cost of the inventory will be recovered from the commercialization of our ANDA product. Typically, we capitalize inventory related to our proprietary products based on the same expectations as above, but we do not begin to capitalize costs until the NDA is filed or in the case of components to a NDA product, the product development process has progressed to a point where we have determined that the product has a high probability of regulatory approval. The accumulation of pre-launch inventory involves risks such as (i) the FDA may not approve such product(s) for marketing on a timely basis, if ever, (ii) approvals may require additional or different testing and/or specifications than what was performed in the manufacture of such pre-launch inventory, and (iii) in those instances where the pre-launch inventory is for a product that is subject to litigation, the litigation may not be resolved or settled to our satisfaction. If any of these risks were to materialize and the launch of such product were significantly delayed, we may have to write-off all or a portion of such pre-launch inventory and such amounts could be material. As of June 30, 2006 and 2005, the amount of pre-launch inventory was not material to our net earnings.
     We establish reserves for our inventory, including pre-launch inventory, to reflect situations in which the cost of the inventory is not expected to be recovered. We review our inventory for products that are close to or have reached their expiration date and therefore are not expected to be sold, for products where market conditions have changed or are expected to change, and for products that are not expected to be saleable based on our quality assurance and control standards. In addition, for our pre-launch inventory, we take into consideration the substance of communications with the FDA during the approval process and the views of patent and litigation counsel. The reserves we establish in these situations is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. In evaluating whether inventory is properly stated at the lower of cost or market, we consider such factors as the amount of product inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. We record provisions for inventory obsolescence as part of cost of sales.
     Inventories are presented net of reserves of $24.7 million at June 30, 2006 and $13 million at June 30, 2005.

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
Acquisitions and Amortization of Intangible Assets
     We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Our consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition and are not restated. The cost to acquire a business, including transaction costs, is allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development are expensed at the date of acquisition. Intangible assets are amortized based on sales over the expected life of the asset. Amortization expense is included in the selling, general and administrative expense line item of the statement of operations. When we acquire net assets that do not constitute a business, no goodwill is recognized.
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

     As a result of our acquisitions, we have recorded goodwill of $48 million on our balance sheets as of June 30, 2006 and $18 million as of June 30, 2005. In addition, as a result of our acquisition of product rights and related intangibles and certain product licenses, we have recorded $417 million and $98 million as other intangible assets, net of accumulated amortization, on our balance sheets as of June 30, 2006 and 2005, respectively.
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
     We use the Black-Scholes formula to estimate the value of stock-based compensation granted to employees and directors and expect to continue to use this acceptable option valuation model in the future. Because SFAS No. 123(R) must be applied not only to new awards, but also to previously granted awards that are not fully vested on the effective date, compensation cost for the unvested portion of some previously granted options are recognized under SFAS No. 123(R). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required.
     We elected to utilize the modified prospective transition method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net earnings in the periods after the date of adoption. Based on the adoption of the modified prospective method, the Company recorded a pre-tax stock based compensation expense of approximately $27 million in fiscal 2006. This amount represents previously issued awards vesting in fiscal 2006 and 2006 fiscal year awards that were granted.
     In March 2005, the FASB published Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of this Interpretation during the second quarter of fiscal year 2006 did not have a material effect on our consolidated financial position, results of operations or cash flows.
     In November 2005, the FASB issued FASB Staff Position (“FSP”) FASB 115-1 and FASB 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and is effective for reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a material impact on our consolidated financial statements.

     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact of FIN 48 on our financial statements.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio of approximately $612.3 million. We do not use, nor have we historically used, derivative financial instruments to manage this risk.
     Our investment portfolio consists of cash and cash equivalents and market auction debt securities primarily classified as “available for sale.” The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in a variety of high credit quality debt securities, including U.S., state and local government and corporate obligations, certificates of deposit and money market funds. Over 91% of our portfolio matures in less than three months, or is subject to an interest-rate reset date that occurs within 90 days. The carrying value of the investment portfolio approximates the market value at June 30, 2006 and the value at maturity. Because our investments consist of cash equivalents and market auction debt securities, a hypothetical 100 basis point change in interest rates is not likely to have a material effect on our consolidated financial statements.
     On June 26, 2006, we entered into a foreign exchange option for a notional amount equal to €1.8 billion to protect the value of our U.S. dollar investment in the proposed foreign currency denominated acquisition of PLIVA. The foreign exchange option gives us the right, but not the obligation, to purchase Euro at the agreed upon strike price. The value of the foreign exchange contract fluctuates depending on the value of the U.S. dollar compared to the Euro. At June 30, 2006, for every one percent change in the value of the U.S. dollar compared to the Euro, the value of the foreign exchange contract will fluctuate by approximately $14 million. On June 30, 2006, the mark-to-market value of our foreign exchange option resulted in a gain of $10.3 million. We expect the foreign exchange option to be settled concurrent with our payment of the purchase price for PLIVA upon closing of the acquisition, which, if successful, is expected to occur in October or November, 2006.
     None of our outstanding debt at June 30, 2006 bears interest at a variable rate.
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
     At the conclusion of the period ended June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to Barr and its consolidated subsidiaries required to be disclosed in this report.

Internal Control Over Financial Reporting
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management is responsible for establishing and maintaining adequate internal control over financial reporting for Barr Pharmaceuticals, Inc. (the “Company”). We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
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
     Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 using criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2006, based upon the COSO framework criteria.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
August 29, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Barr Pharmaceuticals, Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Barr Pharmaceuticals, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2006 of the Company. Our report dated August 29, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” effective July 1, 2005.
/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
August 29, 2006

Changes in Internal Controls
     In October 2005, we began migrating certain financial and sales processing systems to our new SAP enterprise resource-planning (ERP) platform. The migration of our remaining financial, operational, and inventory processes was completed by June 30, 2006. In addition to expanding and improving access to information, the new ERP system provides a standard scalable information platform to accommodate business growth plans. In connection with the ERP system implementation, we updated our internal controls over financial reporting, as necessary, to accommodate modifications our business processes and to take advantage of enhanced automated controls provided by the system. We believe we have taken the necessary steps to maintain internal control systems that provide reasonable assurance of the accuracy of financial information.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Certain information regarding our directors and executive officers will be set forth in the sections titled “Election of Directors,” “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled for November 9, 2006 (the “Proxy Statement”) and is incorporated herein by reference.
     Code of Business Conduct and Ethics
     We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all Barr companies, their officers, directors and employees. This Code and the charters of the Audit, Compensation, and Nominating and Corporate Governance committees are posted on our website at www.barrlabs.com. We intend to post any amendments to or waivers from the Code on our website.
ITEM 11. EXECUTIVE COMPENSATION
     A description of our executive officers’ compensation will be set forth in the sections titled “Executive Compensation”, “Option Grants”, “Option Exercises and Option Values” and “Executive Agreements” of the Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	a) Financial Statement Schedules:

See the Index on page F-1 below.

(b)	Exhibits

2.1	Agreement and Plan of Merger, dated as of December 31, 2003 between Barr Pharmaceuticals, Inc., a Delaware corporation, and Barr Laboratories, Inc., a New York corporation (1)

2.2	Asset Purchase Agreement dated November 20, 2003 between Endeavor Pharmaceuticals, Inc. and Barr Laboratories, Inc. (2)

2.3	Agreement and Plan of Merger, dated February 6, 2004, among Duramed Pharmaceuticals, Inc., WCC Merger Sub, Inc. and Women’s Capital Corporation (3)

2.4	Purchase Agreement dated as of October 14, 2005, by and among Duramed Pharmaceuticals, Inc., Copper 380T, FEI Women’s Health, LLC and the individuals listed on the signature pages thereto. (21)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Restated By-Laws of the Registrant (1)

4.1	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of the holders of its long-term debt wherein the total amount of securities authorized there under does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

4.2	Note Purchase Agreement dated November 18, 1997 relating to $10 million of Series A Senior Notes due November, 2004 and $20 million of Series B Senior Notes due November, 2007 (4)

4.3	Credit Agreement (five-year facilities), dated July 21, 2006, among the Company, certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Lead Arranger and Book Manager, and certain other lenders. (23)

4.4	Credit Agreement (364-day facility), dated July 21, 2006, among the Company, certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Lead Arranger and Book Manager, and certain other lenders. (23)

10.1	Lease, dated February 6, 2003, between Mack-Cali Properties Co. No. 11 L.P. and Barr Laboratories, Inc. (5)

10.2	Amended and Restated Employment Agreement with Bruce L. Downey, dated as of March 13, 2006 (22)

10.3	1993 Stock Incentive Plan (7)

10.4	Non-Qualified Deferred Compensation Plan (2)

10.5	1993 Employee Stock Purchase Plan (8)

10.6	1993 Stock Option Plan for Non-Employee Directors (9)

10.7	2002 Stock and Incentive Award Plan (10)

10.8	2002 Stock Option Plan for Non-Employee Directors (10)

10.9	Supply Agreement for Ciprofloxacin Hydrochloride dated January 8, 1997 (11)

10.10	Proprietary Drug Development and Marketing Agreement, dated March 20, 2000, between Barr Laboratories, Inc. and Dupont Pharmaceuticals Company (12)

10.11	Description of Excess Savings and Retirement Plan (13)

10.12	Amended and Restated Employment Agreement with Paul M. Bisaro, dated as of March 13, 2006 (22)

10.13	Amended and Restated Employment Agreement with Carole S. Ben-Maimon, dated as of October 24, 2002 (6)

10.14	Amended and Restated Employment Agreement with Timothy P. Catlett, dated as of February 19, 2003 (14)

10.15	Amended and Restated Employment Agreement with William T. McKee, dated as of February 19, 2003 (5)

10.16	Amended and Restated Employment Agreement with Fredrick J. Killion, dated as of February 19, 2003 (5)

10.17	Amended and Restated Employment Agreement with Salah U. Ahmed, dated as of February 19, 2003 (14)

10.18	Amended and Restated Employment Agreement with Christine A. Mundkur, dated as of February 19, 2003 (14)

10.19	Amended and Restated Employment Agreement with Catherine F. Higgins, dated as of February 19, 2003 (14)

10.20	Employment Agreement with Michael J. Bogda, dated as of May 15, 2003 (14)

10.21	Duramed 1988 Stock Option Plan (15)

10.22	Duramed 1991 Stock Option Plan for Nonemployee Directors (16)

10.23	Duramed 1997 Stock Option Plan (17)

10.24	Duramed 2000 Stock Option Plan (18)

10.25	Duramed 1999 Nonemployee Director Stock Plan (19)

10.26	Employment Agreement with G. Frederick Wilkinson, dated as of January 5, 2006 (20)

21.0	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Bruce L. Downey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William T. McKee pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission on January 6, 2004 as an Exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(4)	Previously filed with the Securities and Exchange Commission as Exhibit 4-3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Registration Statement on Form S-8 Nos. 33-73696 and 333-17349 and incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Registration Statement on Form S-8 No. 33-73700 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Registration Statement on Form S-8 Nos. 33-73698 and 333-17351 incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an Appendix to the Registrant’s Proxy Statement relating to the 2002 Annual Meeting of Stockholders and incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

(14)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by reference.

(15)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Duramed Pharmaceuticals, Inc. Proxy Statement relating to the 1993 Annual Meeting of Stockholders and incorporated herein by reference.

(16)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Duramed Pharmaceuticals, Inc. Proxy Statement relating to the 1998 Annual Meeting of Stockholders and incorporated herein by reference.

(17)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Duramed Pharmaceuticals, Inc. Proxy Statement relating to the 1997 Annual Meeting of Stockholders and incorporated herein by reference.

(18)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Duramed Pharmaceuticals, Inc. Proxy Statement relating to the 2000 Annual Meeting of Stockholders and incorporated herein by reference.

(19)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Duramed Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(20)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.

(21)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated herein by reference.

(22)	Previously filed with the Securities and Exchange Commission on March 20, 2006 as an Exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(23)	Previously filed with the Securities and Exchange Commission on July 26, 2006 as an Exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

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

Signature	Title	Date

/s/ Bruce L. Downey	Chairman of the Board and Chief Executive Officer	August 29, 2006
Bruce L. Downey	(Principal Executive Officer)

/s/ William T. McKee	Vice President, Chief Financial Officer and Treasurer	August 29, 2006
William T. McKee	(Principal Financial Officer and Principal Accounting Officer)

/s/ Carole S. Ben-Maimon	Director	August 29, 2006
Carole S. Ben-Maimon

/s/ Paul M. Bisaro	Director	August 29, 2006
Paul M. Bisaro

/s/ Harold N. Chefitz	Director	August 29, 2006
Harold N. Chefitz

/s/ Richard R. Frankovic	Director	August 29, 2006
Richard R. Frankovic

/s/ James S. Gilmore III	Director	August 29, 2006
James S. Gilmore III

/s/ Jack M. Kay	Director	August 29, 2006
Jack M. Kay

/s/ Peter R. Seaver	Director	August 29, 2006
Peter R. Seaver

/s/ George P. Stephan	Director	August 29, 2006
George P. Stephan

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     To the Board of Directors and Shareholders of Barr Pharmaceuticals, Inc.:
     We have audited the accompanying consolidated balance sheets of Barr Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Barr Pharmaceuticals, Inc. and subsidiaries at June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 14 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” effective July 1, 2005. As a result, the Company began recording fair value stock-based compensation expense for its various share-based compensation programs in the year ended June 30, 2006.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
August 29, 2006

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
(in thousands, except share and per share data)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$24,422	$115,793
Marketable securities	577,482	527,462
Accounts receivable, net	226,026	160,059
Other receivables, net	50,235	21,411
Inventories, net	134,266	137,638
Deferred income taxes	25,680	30,224
Prepaid expenses and other current assets	70,871	8,229

Total current assets	1,108,982	1,000,816

Property, plant and equipment, net	275,960	249,485
Deferred income taxes	30,204	60,504
Marketable securities	18,132	53,793
Other intangible assets	417,258	98,343
Goodwill	47,920	17,998
Other assets	22,963	9,367

Total assets	$1,921,419	$1,490,306

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$69,954	$49,743
Accrued liabilities	99,213	151,888
Current portion of long-term debt and capital lease obligations	8,816	5,446
Income taxes payable	9,336	13,353

Total current liabilities	187,319	220,430

Long-term debt and capital lease obligations	7,431	15,493
Other liabilities	35,713	20,413

Commitments & Contingencies (Note 17)

Shareholders’ equity:
Preferred stock $1 par value per share; authorized 2,000,000; none issued	—	—
Common stock $.01 par value per share; authorized 200,000,000; issued 109,179,208 and 106,340,470 in 2006 and 2005, respectively	1,092	1,063
Additional paid-in capital	574,785	454,489
Retained earnings	1,216,146	879,669
Accumulated other comprehensive loss	(377)	(561)

Treasury stock at cost: 2,972,997 shares in 2006 and 2005, respectively	(100,690)	(100,690)

Total shareholders’ equity	1,690,956	1,233,970

Total liabilities and shareholders’ equity	$1,921,419	$1,490,306

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
(in thousands, except per share data)	2006	2005	2004
Revenues:
Product sales	$1,168,678	$1,030,174	$1,296,709
Alliance, development and other revenue	145,787	17,225	12,379

Total revenues	1,314,465	1,047,399	1,309,088

Costs and expenses:
Cost of sales	352,118	304,080	632,745
Selling, general and administrative	334,771	298,908	314,500
Research and development	140,158	128,384	168,995

Earnings from operations	487,418	316,027	192,848

Interest income	18,851	11,449	5,768
Interest expense	489	1,463	2,643
Other income (expense)	17,168	3,863	(1,533)

Earnings before income taxes	522,948	329,876	194,440

Income tax expense	186,471	114,888	71,337

Net earnings	$336,477	$214,988	$123,103

Earnings per common share — basic	$3.20	$2.08	$1.21

Earnings per common share — diluted	$3.12	$2.03	$1.15

Weighted average shares	105,129	103,180	101,823

Weighted average shares — diluted	107,798	106,052	106,661

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Additional		Accumulated
			Additional	Paid		Other			Total
	Common Stock		Paid	in Capital -	Retained	Comprehensive	Treasury Stock		Shareholders’
(in thousands, except shares)	Shares	Amount	in Capital	Warrants	Earnings	Income / (Loss)	Shares	Amount	Equity
Balance, July 1, 2003	67,066,196	$671	$309,583	$16,418	$542,210	$(179)	280,398	$(708)	$867,995
Comprehensive income:
Net earnings					123,103				123,103
Reclassification adjustment						179			179

Total comprehensive income									123,282
Tax benefit of stock incentive plans and warrants			25,262						25,262
Issuance of common stock for exercised stock options and employees’ stock purchase plans	1,456,808	14	25,784						25,798
Issuance of common stock for exercised warrants	2,340,610	23	16,395	(16,418)					0
Stock split (3-for-2)	34,052,489	341			(632)		140,199		(291)

Balance, June 30, 2004	104,916,103	1,049	377,024	—	664,681	—	420,597	(708)	1,042,046
Comprehensive income:
Net earnings					214,988				214,988
Unrealized loss on marketable securities, net of tax of $320						(561)			(561)

Total comprehensive income									214,427
Tax benefit of stock incentive plans and warrants			56,212						56,212
Issuance of common stock for exercised stock options and employees’ stock purchase plans	1,136,141	11	18,506						18,517
Issuance of common stock for exercised warrants	288,226	3	2,747						2,750
Purchases of common stock							2,552,400	(99,982)	(99,982)

Balance, June 30, 2005	106,340,470	1,063	454,489	—	879,669	(561)	2,972,997	(100,690)	1,233,970
Comprehensive income:
Net earnings					336,477				336,477
Unrealized gain on marketable securities, net of tax of $106						184			184

Total comprehensive income									336,661
Tax benefit of stock incentive plans and warrants			29,026						29,026
Stock-based compensation expense			27,092						27,092
Issuance of common stock for exercised stock options and employees’ stock purchase plans	2,838,738	29	64,178						64,207

Balance, June 30, 2006	109,179,208	$1,092	$574,785	$—	$1,216,146	$(377)	2,972,997	$(100,690)	$1,690,956

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(in thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$336,477	$214,988	$123,103
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	61,979	40,820	32,059
Stock-based compensation expense	27,092	—	—
Deferred income tax expense (benefit)	34,739	7,100	(44,330)
Write-off of intangible asset	—	—	22,333
Provision for losses on loans to Natural Biologics	—	1,050	16,079
Gain on derivative instrument	(10,300)	—	—
Other	(8,768)	2,480	17,699
Tax benefit of stock incentive plans and warrants	—	39,846	25,262
Write-off of in-process research and development associated with acquisitions	—	—	45,900
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable and other receivables, net	(85,652)	36,678	34,671
Inventories, net	24,598	12,614	13,771
Prepaid expenses	(2,929)	6,396	(8,052)
Other assets	(2,540)	6,668	(201)
Increase (decrease) in:
Accounts payable, accrued liabilities and other liabilities	(43,340)	1,169	(29,018)
Income taxes payable	(4,017)	(6,774)	8,823

Net cash provided by operating activities	327,339	363,035	258,099

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(61,000)	(55,157)	(46,907)
Acquisitions, net of cash acquired	(378,430)	(46,500)	(90,563)
Purchases of derivative instrument	(48,900)	—	—
Purchases of marketable securities	(2,120,480)	(1,220,869)	(1,126,043)
Sales of marketable securities	2,108,979	1,152,485	1,001,130
Other	(6,644)	(6,990)	(4,935)

Net cash used in investing activities	(506,475)	(177,031)	(267,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	(5,468)	(20,004)	(8,522)
Principal payment on note assumed in acquisition	—	—	(6,500)
Purchase of treasury stock	—	(99,982)	—
Tax benefits of stock incentives	29,026	—	—
Proceeds from exercise of stock options, employee stock purchases and warrants	64,207	21,267	25,798
Other	—	—	(291)

Net cash provided by (used in) financing activities	87,765	(98,719)	10,485

(Decrease) increase in cash and cash equivalents	(91,371)	87,285	1,266
Cash and cash equivalents at beginning of period	115,793	28,508	27,242

Cash and cash equivalents at end of period	$24,422	$115,793	$28,508

SUPPLEMENTAL CASH FLOW DATA:
Cash paid during the period:
Interest, net of portion capitalized	$351	$1,458	$2,658

Income taxes	$126,723	$74,711	$80,733

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
(1) Summary of Significant Accounting Policies
(a) Principles of Consolidation and Other Matters
     Barr Pharmaceuticals, Inc. is a Delaware holding company whose principal subsidiaries, Barr Laboratories, Inc. and Duramed Pharmaceuticals, Inc., are engaged in the development, manufacture and marketing of generic and proprietary pharmaceuticals.
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The consolidated financial statements include the accounts of wholly owned subsidiaries, after elimination of inter-company accounts and transactions. Certain amounts in the 2004 and 2005 financial statements have been reclassified to conform to the 2006 presentation.
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
(c) Revenue Recognition
     The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, when estimated provisions for product returns, rebates, including Medicaid rebates, chargebacks and other sales allowances are reasonably determinable, and when collectibility is reasonably assured. Accruals for these provisions are presented in the consolidated financial statements as reductions to revenues. Accounts receivable are presented net of allowances relating to the above provisions.
     Alliance, development and other revenue includes: reimbursements relating to research and development contracts, licensing fees, royalties earned under co-promotion agreements and profit splits on certain products. The Company recognizes revenues under: (1) research and development agreements as it performs the related research and development; (2) license fees over the life of the product license; and (3) royalties under co-promotion agreements and profit splits as described below.
     The Company is party to agreements with certain pharmaceutical companies under which it receives payments based on sales or profits associated with the applicable products. The Company’s most significant of these agreements are with Teva regarding generic Allegra and with Kos regarding Niaspan and Advicor. Alliance revenue is earned from these agreements at the time our third party partners record sales and is based on pre-defined formulas contained in the agreements, as adjusted for our estimates of reserves needed to state the Company’s revenues on a basis consistent with its other revenue recognition policies. The estimates the Company makes to adjust its revenues are based on information received from its partner, whether Teva or Kos, as well as its own internal information. Of total alliance development and other revenue, approximately 92% was earned from the alliances with Teva and Kos for the year ended June 30, 2006. Receivables related to alliance, development and other revenue are included in “Other receivables, net” in the Consolidated Balance Sheets. Selling and marketing expenses incurred under the co-promotion agreement with Kos are included in selling, general and administrative expenses.

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
(e) Stock-Based Compensation
     The Company adopted Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), effective July 1, 2005. SFAS 123(R) requires the recognition of the fair value of stock-based compensation in net earnings. The Company has three stock-based employee compensation plans, two stock-based non-employee director compensation plans and an employee stock purchase plan, which are described more fully in Note 14. Stock-based compensation consists of stock options, stock appreciation rights and the employee stock purchase plan. Stock options and stock appreciation rights are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally, stock options and stock appreciation rights granted to employees fully vest ratably over the three years from the grant date and have a term of 10 years. Annual stock options granted to directors vest and are generally exercisable on the date of the first annual shareholders’ meeting immediately following the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. Prior to July 1, 2005 the Company accounted for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost was reflected in net earnings. For effects on net earnings and earnings per share, if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation (see Note 14).
(f) Research and Development
     Research and development costs are expensed as incurred. These expenses include the costs of the Company’s research and development efforts, acquired in-process research and development, as well as costs incurred in connection with the Company’s third party collaboration efforts. Pre-approved milestone payments due under contract research and development arrangements that are paid prior to regulatory approval are expensed when the milestone is achieved. Once the product receives regulatory approval, the Company records any subsequent milestone payments as intangible assets.
(g) Advertising and Promotion Costs
     Costs associated with advertising and promotions are expensed in the period in which the advertising is used and these costs are included in selling, general and administrative expenses. Advertising and promotion expenses totaled approximately $59,209, $52,006 and $45,637 for the years ended June 30, 2006, 2005 and 2004, respectively.
(h) Income Taxes
     Income taxes have been provided for using an asset and liability approach in which deferred tax assets and liabilities are recognized for the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided for the portion of deferred tax assets when, based on available evidence, it is not “more-likely-than-not”

that a portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates and laws.
(i) Earnings Per Share
     The following is a reconciliation of the numerators and denominators used to calculate earnings per common share (“EPS”) as presented in the consolidated statements of operations:

(In thousands, except per share data)	2006	2005	2004
Numerator for basic and diluted earnings per share - Net earnings	$336,477	$214,988	$123,103

Earnings per common share — basic:
Numerator: Net earnings	$336,477	$214,988	$123,103

Denominator: Weighted average shares	105,129	103,180	101,823

Earnings per common share — basic	$3.20	$2.08	$1.21

Earnings per common share — diluted:
Numerator: Net earnings	$336,477	$214,988	$123,103

Denominator: Weighted average shares — diluted	107,798	106,052	106,661

Earnings per common share — diluted	$3.12	$2.03	$1.15

Calculation of weighted average common shares — diluted
Weighted average shares	105,129	103,180	101,823
Effect of dilutive options and warrants	2,669	2,872	4,838

Weighted average shares — diluted	107,798	106,052	106,661

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	66	84	57
(j) Cash and Cash Equivalents
     Cash equivalents consist of short-term, highly liquid investments including money market securities with maturities of less than 90 days.
(k) Marketable Securities
     The Company’s investments in short-term marketable securities primarily consist of commercial paper, market auction debt securities, municipal bonds and federal agency issues, which are readily convertible into cash. The Company also invests in long-term marketable securities, including municipal bonds. All marketable securities are classified as “available for sale” and, accordingly, are recorded at current market value with offsetting adjustments to shareholders’ equity, net of income taxes. The cost of investments sold is determined by the specific identification method.
(l) Inventories
     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. The Company establishes reserves for its inventory to reflect situations in which the cost of the inventory is not expected to be recovered. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. The Company records provisions for inventory obsolescence as part of cost of sales. Inventories are presented net of allowances relating to the above provisions.
(m) Venture Funds
     The Company makes investments, as a limited partner, in two separate venture capital funds as part of its continuing efforts to identify new products, new technologies and new licensing opportunities. The Company accounts for these investments using the equity method of accounting.
(n) Credit and Market Risk
     Financial instruments that potentially subject the Company to credit risk consist principally of interest-bearing investments and trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral from its customers.
(o) Fair Value of Financial Instruments
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
     Long-Term Debt — The fair value at June 30, 2006 and 2005 is estimated at $14,204 and $18,000, respectively (see Note 11 for carrying value). Estimates were determined by discounting the future cash flows using rates currently available to the Company.
     The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.
(p) Derivative Instruments
     The Company uses derivative instruments on a limited basis, principally to manage its exposure to changes in foreign currency exchange rates. Derivative instruments are recorded at their fair value on the balance sheet, while changes in the fair value of the instrument are recognized in the current period earnings.
(q) Property, Plant and Equipment
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
(r) Acquisitions and Related Amortization Expense
     The Company accounts for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The Company’s consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition and are not restated. The cost to acquire a business, including transaction costs, is allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development are expensed at the date of acquisition. Intangible assets are amortized based generally on sales over the expected life of the asset. Amortization expense is included in the selling, general and administrative expense line of the statement of operations. When the Company acquires net assets that do not constitute a business, no goodwill is recognized.
     The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. Accordingly, for significant items, the Company typically obtains assistance from third party valuation specialists. Useful lives are determined based on the expected future period of benefit of the asset, which considers various characteristics of the asset, including projected cash flows. The Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Impairment testing of goodwill compares the fair value of the Company’s reporting units to their carrying value. There has been no impairment of goodwill recorded.
(s) Asset Impairment
     The Company reviews the carrying value of its long-lived assets for impairment annually and whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.
(t) Contingencies
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
(u) New Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and amends SFAS No. 95 “Statement of Cash Flows.” SFAS No. 123(R) requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123(R) on July 1, 2005. This Statement requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled.
     The Company uses the Black-Scholes formula to estimate the value of stock-based compensation granted to employees and directors and expects to continue to use this acceptable option valuation model in the future. Because SFAS No. 123(R) must be applied not only to new awards, but also to previously granted awards that are not fully vested on the effective date, compensation cost for the unvested portion of some previously granted options is recognized under SFAS No. 123(R). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow.

     The Company has elected to utilize the modified prospective transition method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, are recognized in net earnings in the periods after July 1, 2005. Based on the adoption of the modified prospective method, the Company recorded a pre-tax stock based compensation expense of approximately $27,000 in fiscal 2006. This amount represents previously issued awards vesting in fiscal 2006 and 2006 fiscal year awards that have been granted.
     In March 2005, the FASB published Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term “conditional asset retirement obligation,” as used in Statement of SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists to reasonably estimate the fair value of an asset retirement obligation. . The adoption of this Interpretation during the second quarter of fiscal year 2006 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
     In November 2005, the FASB issued FASB Staff Position (“FSP”) FASB 115-1 and FASB 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and is effective for reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the impact of FIN 48 on its financial statements.
(2) Acquisitions and Business Combinations
Fiscal 2006 Acquisitions
FEI Women’s Health, LLC
     On November 9, 2005, the Company acquired of all of the outstanding equity interests of FEI Women’s Health, LLC (“FEI”). FEI is the owner of the ParaGard® T 380A (Intrauterine Copper Contraceptive) IUD, which is approved for continuous use for the prevention of pregnancy for up to 10 years.
     In accordance with SFAS No. 141, “Business Combinations”, the Company used the purchase method of accounting to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed from FEI were recorded at the date of acquisition, at their respective fair values. In connection with the acquisition the Company engaged a valuation firm to assist management in its determination of the fair value of certain assets and liabilities of FEI. The purchase price plus acquisition costs exceeded the fair values of acquired assets and assumed liabilities. This resulted in the recognition of goodwill in the amount of $29,921. The total purchase price, including acquisition costs of $5,112 less cash acquired of $4,372, was $289,730. The consolidated financial statements issued after completion of the acquisition reflect these values. The operating results of FEI are included in the consolidated financial statements subsequent to the November 9, 2005 acquisition date.
     The fair values of the assets acquired and liabilities assumed on November 9, 2005 were as follows:

Current assets (excluding cash)	$30,876
Property and equipment	1,955
Intangible asset - ParaGard T 380A IUD	256,000
Goodwill	29,921
Other assets	4,677

Total assets acquired	$323,429

Current liabilities	10,780
Other liabilities	22,919

Total liabilities assumed	33,699

Net assets acquired	$289,730

Cash paid net of cash acquired	$289,730

     The purchase price has been allocated based on an estimate of the fair value of assets acquired and liabilities assumed as of the date of acquisition.
     In accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets”, the goodwill associated with the acquisition will not be amortized. The ParaGard T 380A IUD intangible asset will be amortized based on estimated product sales over its estimated 20-year life. Goodwill and the intangible asset resulting from this acquisition have been allocated to our proprietary reporting unit.
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
Barr Pharmaceuticals, Inc. and Subsidiaries
Pro Forma Condensed Combined Consolidated Statements of Operations
(in thousands, except per share amounts)

		Year Ended June 30,
		2006		2005
Revenues	(1)	$1,337,603	(4)	$1,098,298
Earnings from operations	(2)	492,233	(5)	301,010
Net earnings	(3)	338,042	(6)	201,688

Earnings per common share — basic		$3.22		$1.95

Earnings per common share — diluted		$3.14		$1.90

Weighted average shares		105,129		103,180

Weighted average shares — diluted		107,798		106,052

(1)	This amount includes $23,138 of FEI pre-acquisition net revenues for the period July 1, 2005 thru November 9, 2005.

(2)	This amount includes amortization expense of $5,607 for the intangible asset that was acquired and a charge for the amount of the step-up in inventory to fair value of $20,741.

(3)	This amount includes an add back of $671 for interest expense paid before the acquisition and a charge for reduced interest income of $2,379 relating to the reduction of available funds to be invested due to the acquisition.

(4)	This amount includes $50,899 of FEI net revenues for the twelve months ended June 30, 2005.

(5)	This amount includes amortization expense of $5,544 for the intangible asset that was acquired and a charge for the amount of the step-up in inventory to fair value of $25,793.

(6)	This amount includes an add back of $2,663 for interest expense paid before the acquisition and a charge for reduced interest income of $5,406 relating to the reduction of available funds to be invested due to the acquisition.
Products from Organon Ltd., Organon USA Inc. and Savient Pharmaceuticals, Inc.
     On June 15, 2005, the Company entered into a non-binding Letter of Intent with Organon (Ireland) Ltd., Organon USA Inc. (“Organon”) and Savient Pharmaceuticals, Inc. (“Savient”) to acquire the New Drug Application (“NDA”) for Mircette®, obtain a royalty-free patent license to promote Mircette in the United States and dismiss all pending litigation between the parties in exchange for a payment by the Company of $152,750. At the time the Letter of Intent was signed, because the proposed transaction included, as one of its components, a payment in settlement of litigation, it was presumed under GAAP to give rise to a “probable loss,” as defined in SFAS No. 5, “Accounting for Contingencies”. Based on valuations of the assets the Company acquired and total estimated payments, the Company recorded a charge of $63,238 as of June 30, 2005 to reflect the litigation settlement.
     On December 2, 2005, the Company and Organon finalized an agreement that gave the Company exclusive rights to Mircette. The agreement also terminated the ongoing patent litigation regarding the Company’s generic version of Mircette, which is marketed under the trade name Kariva®. The agreement called for the Company to pay Organon $139,000 and Savient $13,750. Based on final valuations of the asset, the Company has recorded an intangible asset in the amount of $88,700 and recorded an additional charge of $813 for the difference between the estimated amounts recorded as a probable loss at June 30, 2005 and the final loss amount. The Company also incurred approximately $1,800 of additional legal and accounting costs related to the transaction. Additionally, the Company was reimbursed $11,000 from a third party for partial reimbursement of the Company’s recorded charge on this transaction. This reimbursement is reflected as a reduction of selling, general and administrative expenses.
Fiscal 2005 and 2004 Acquisitions
Urinary Incontinence Product
     In June 2002, the Company acquired certain assets and liabilities from Enhance Pharmaceuticals, Inc. including a Product Development and License Agreement with Schering AG. In March 2004, Barr and Schering agreed that Barr would acquire the worldwide rights to the product, which terminated Product Development and License Agreement. Accordingly, during fiscal 2004 the Company wrote-off, as research and development expense, the remaining $22,333 of net book value associated with the initial intangible asset for the product license.
Endeavor Pharmaceuticals, Inc.
On November 20, 2003, the Company completed the acquisition of substantially all of the assets of Endeavor Pharmaceuticals, Inc. (“Endeavor”). The total purchase price of $35,600 was allocated to acquired in-process research and development. This amount was written-off upon acquisition as research and development expense because the acquired products had not received approval from the FDA, were incomplete and had no alternative future use. The operating results of Endeavor are included in the consolidated financial statements subsequent to the November 20, 2003 acquisition date.
Women’s Capital Corporation
     In February 2004, the Company acquired 100% of the outstanding shares of Women’s Capital Corporation (“WCC”), a privately held company that marketed the prescription version of Plan B®, an emergency oral contraceptive product and had filed an application with the FDA for an over-the-counter version of Plan B. As part of the allocation of the purchase price, an intangible asset of $2,200 representing the fair value of the currently marketed prescription version of Plan B was amortized over one year during fiscal 2005 and 2004. An acquired in-process research and development asset in the amount of $10,300, representing the estimated fair value of the unapproved over-the-counter version of Plan B, was written-off upon acquisition as research and development expense because the project was incomplete and had no alternative future use. The operating results of WCC are included in the consolidated financial statements subsequent to the February 25, 2004 acquisition date.
Certain Assets from Gynétics, Inc.
     In February 2004, the Company paid $4,200 to purchase certain assets from Gynétics, Inc. that were being used to develop, manufacture, distribute, promote, market, use and sell the emergency oral contraceptive known as Preven®. The Company has consolidated its emergency contraception business in the Plan B product. Accordingly, for the year ended June 30, 2004, the Company recorded an expense for the $4,200 purchase price as selling, general and administrative expense.
Products from Galen (Chemicals) Limited
     In March 2004, the Company acquired from Galen (Chemicals) Limited the exclusive rights to manufacture and market Loestrin® products in the United States and Loestrin and Minestrin® products in Canada for a $45,000 cash payment. These product rights are recorded as other intangible assets on the consolidated balance sheets and are being amortized based on estimated product sales over an estimated useful life of 10 years.
Buy-out of Royalty Interest from Eastern Virginia Medical School
     In September 2004, the Company exercised its option and paid $19,250 to buy-out the future royalty interests on SEASONALE, from the former patent holder. This payment is recorded as other intangible assets on the consolidated balance sheets and is being amortized based on estimated product sales over an estimated useful life of 15 years.
Products from King Pharmaceuticals, Inc.
     In November 2004 and December 2004, the Company acquired the exclusive rights in the United States for Prefest® Tablets and Nordette® Tablets from King Pharmaceuticals, Inc. for $15,000 and $12,000, respectively. These product rights are recorded as other intangible assets on the consolidated balance sheets and are being amortized based on estimated product sales over an estimated useful life of 15 years.
(3) Derivative Instruments
     On June 26, 2006, the Company entered into a currency option agreement with a bank for a notional amount equal to €1.8 billion at a cost of $48,900 in order to hedge its foreign exchange risk related to the proposed acquisition of PLIVA (See Note 19). As of June 30, 2006, the value of this instrument increased to $59,200. The instrument is classified on the balance sheet in prepaid expenses and other current assets. The increase in the value was recorded as other non-operating income for the year ended June 30, 2006 (See Note 16). The item does not meet the criteria required to qualify as a foreign currency cash flow hedge, as FASB No. 133 “Accounting for Financial Instruments and Hedging Activities,” specifically prohibits hedge accounting for an option acquired in connection with a forecasted or firmly committed business combination. Accordingly, the Company adjusts its carrying cost to the fair market value at the end of each period.

(4) Accounts Receivable, net
     The components of accounts receivable are as follows:

	June 30,
	2006	2005
Trade accounts receivable	$357,268	$296,994
Other trade receivables	6,055	5,549

Subtotal	363,323	302,543
Less: allowances	137,297	142,484

Accounts receivable, net	$226,026	$160,059

(5) Inventories, net
     The components of inventory are as follows:

	June 30,
	2006	2005
Raw materials and supplies	$86,239	$79,120
Work-in-process	22,063	16,405
Finished goods	25,964	42,113

Total inventories, net	$134,266	$137,638

     Inventories are presented net of reserves of $24,721 and $13,415 at June 30, 2006 and June 30, 2005, respectively. During the year ended June 30, 2006 work-in-process and finished goods amounts included inventory acquired in the FEI transaction that was stated at fair value. Based on units sold from the closing date (November 10, 2005) through June 30, 2006, the Company charged cost of sales for $20,741, which represents the entire amount of the step-up adjustment of acquired inventory to fair value.
(6) Property, plant and equipment, net
     The major categories of the Company’s property, plant and equipment are as follows:

	June 30,
	2006	2005
Land	$8,317	$7,461
Buildings and improvements	140,149	135,737
Machinery and equipment	253,088	189,906
Leasehold improvements	9,345	8,414
Construction in progress	28,723	37,584

	439,622	379,102
Less: accumulated depreciation and amortization	163,662	129,617

Total plant, property and equipment, net	$275,960	$249,485

     Depreciation expense was $35,850, $31,591 and $25,678 for the years ended June 30, 2006, 2005 and 2004, respectively.

(7) Marketable Securities
     The amortized cost and estimated market values of marketable securities at June 30, 2006 and 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
June 30, 2006
Debt securities	$588,421	$—	$(592)	$587,829
Equity securities	7,785	—	—	7,785

	$596,206	$—	$(592)	$595,614

June 30, 2005
Debt securities	$576,687	$—	$(881)	$575,806
Equity securities	5,449	—	—	5,449

	$582,136	$—	$(881)	$581,255

     The cost of investments sold is determined by the specific identification method.
     Debt securities at June 30, 2006 with a market value of $587,829 include $517,267 in commercial paper and market auction debt securities, which are readily convertible into cash at par value with interest rate reset or underlying maturity dates ranging from July 3, 2006 to June 15, 2007, and $70,562 in municipal and corporate bonds and federal agency issues with maturity dates ranging from March 15, 2007 to February 1, 2009.
     Equity securities include amounts invested in connection with the Company’s excess 401(k) and other deferred compensation plans.
(8) Goodwill and Other Intangible Assets
     Goodwill and other intangible assets consist of the following at June 30, 2006 and 2005:

	June 30,
	2006	2005
Goodwill	$47,920	$17,998

Product licenses	$45,350	$45,600
Product rights and related intangibles	415,745	70,796

	461,095	116,396
Less: accumulated amortization	(43,837)	(18,053)

Intangible assets, net	$417,258	$98,343

     As a result of the FEI acquisition during the second quarter of fiscal 2006, the Company recorded goodwill in the amount of $29,921 and an intangible asset in the amount of $256,000 in recognition of the fair value for the ParaGard IUD product rights acquired (see Note 2). The entire goodwill balance at June 30, 2006, $47,920, is related to the Company’s proprietary products segment.
     In December 2005, the Company finalized an agreement that gave the Company exclusive rights to Mircette. The agreement also terminated the ongoing patent litigation regarding the Company’s generic version of Mircette, which is marketed under the trade name Kariva®. Based on final valuations of the asset, the Company recorded an intangible asset in the amount of $88,700 (see Note 2).
     The annual estimated amortization expense for the next five years on product licenses and product rights and related intangibles is as follows:

Year Ending June 30,
2007	$34,920
2008	32,658
2009	24,772
2010	22,862
2011	21,757
     The Company’s product licenses and product rights and related intangibles have weighted average useful lives of approximately 10 and 18 years, respectively. Amortization expense associated with these acquired intangibles is included in selling, general and administrative expenses and totaled $25,784 and $13,354 for the years ended June 30, 2006 and 2005 respectively.
(9) Solvay Arbitration Award
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
(10) Accrued liabilities
     Accrued liabilities consist of the following at June 30, 2006 and 2005:

	June 30,
	2006	2005
Profit splits due to third parties	$22,007	$23,158
Payroll, taxes & benefits	21,283	19,184
Medicaid obligations	12,167	10,060
Managed care rebates	10,370	7,460
Legal settlement	—	63,238
Other	33,386	28,788

Total accrued liabilities	$99,213	$151,888

(11) Long-term Debt
     A summary of long-term debt is as follows:

	June 30,
	2006	2005
Senior Unsecured Notes (a)	$8,000	$12,000
Note Due to WCC Shareholders (b)	6,500	6,500

	14,500	18,500
Less: Current installments of long-term debt	(8,000)	(4,000)

Total long-term debt	$6,500	$14,500

(a)	The Senior Unsecured Notes consists of an $8,000, 7.01% Note due November 18, 2006. Remaining principal payments under the Note amount to $8,000 and are expected to be paid in the next twelve months.

The Senior Unsecured Note contains certain covenants including, among others, a restriction on dividend payments in excess of $10,000 plus 75% of consolidated net earnings subsequent to June 30, 1997.

(b)	In February 2004, the Company acquired all of the outstanding shares of WCC. In connection with that acquisition, a four-year $6,500 promissory note was issued to WCC. The note bears interest at 2%. The entire principal amount and all accrued interest is payable on February 25, 2008.
     During fiscal 2006, the Company maintained a five-year $175,000 revolving credit facility. As of June 30, 2006, there were no borrowings outstanding under this facility. In July 2006, the Company terminated this revolving credit facility and replaced it with a five-year $300,000 revolving credit facility that was entered into as part of the Company’s financing arrangements to support its proposed PLIVA acquisition (see Note 19).
     Principal maturities of existing long-term debt for the next five years and thereafter are as follows:

Years Ending June 30,
2007	$8,000
2008	6,500
2009	—
2010	—
2011 and thereafter	—
(12) Related-party Transactions
Dr. Bernard C. Sherman and Jack M. Kay
     The Company purchases bulk pharmaceutical materials and sells certain pharmaceutical products and bulk pharmaceutical materials to companies owned or controlled by Dr. Bernard C. Sherman. Dr. Sherman was a member of the Company’s Board of Directors until October 24, 2002 and is the principal stockholder of Sherman Delaware, Inc., which owned approximately 5.0% of the Company’s outstanding common stock at June 30, 2006. In addition, Jack M. Kay, a member of the Board of Directors, is president of Apotex, Inc., one of the companies owned or controlled by Dr. Sherman.
     The Company entered into an agreement with Apotex Inc. to share litigation and related costs in connection with the Company’s Fluoxetine (generic Prozac) patent challenge. Under this agreement certain costs were shown as a reduction to operating expenses while other costs were included as cost of sales. Separately, the Company receives a royalty on one of its products marketed and sold by Apotex Inc. in Canada.

     The table below sets forth information regarding transactions with companies owned or controlled by Dr. Sherman.

	Year Ended June 30,
	2006	2005	2004
Purchases from the Sherman Companies	$4,931	$5,575	$2,808

Sales to the Sherman Companies	$15,802	$10,149	$9,486

Recovery of shared litigation costs included in operating expenses	$13	$77	$1,004

Profit split charged to cost of goods	$586	$1,027	$3,680

Royalty revenue	$557	$216	$295

     One member of the Company’s Board of Directors is a partner at a law firm utilized by the Company for certain patent and litigation services. Expenses related to these services were $1,026, $124 and $-0- for the years ended June 30, 2006, 2005 and 2004, respectively. As of June 30, 2006 and June 30, 2005, amounts owed to the law firm totaled approximately $99 and $124, respectively.
(13) Income Taxes
     A summary of the components of income tax expense is as follows:

	Year Ended June 30,
	2006	2005	2004
Current:
Federal	$135,362	$101,355	$101,477
State	16,370	6,482	18,097

	$151,732	$107,837	$119,574

Deferred:
Federal	$30,780	$4,441	$(41,348)
State	3,959	2,610	(6,889)

	34,739	7,051	(48,237)

Total	$186,471	$114,888	$71,337

     The provision for income taxes differs from amounts computed by applying the statutory federal income tax rate to earnings before income taxes due to the following:

	Year Ended June 30,
	2006	2005	2004
Federal income taxes at statutory rate	$183,032	$115,457	$68,054
State income taxes, net of federal income tax effect	14,099	9,092	6,687
Tax credits	(2,778)	(6,900)	(5,900)
Domestic Manufacturers Deduction (IRC Section 199)	(3,661)	—	—
Write-off of in-process research and development	—	—	3,605
Other, net	(4,221)	(2,761)	(1,109)

Total	$186,471	$114,888	$71,337

     The temporary differences that give rise to deferred tax assets and liabilities as of June 30, 2006 and 2005 are as follows:

	June 30,
	2006	2005
Deferred tax assets:
Net operating loss	$3,008	$3,677
Receivable reserves	16,541	17,833
Inventory	3,820	2,865
Warrants issued	14,844	16,366 *
Capital loss carryforward	—	2,864
Amortization of intangibles/goodwill	35,593	60,467
Deferred revenue	5,366	7,239
Stock Compensation	6,966	—
Investments	215 *	320 *
Solvay litigation	—	4,003
Other	461	7,108

Total deferred tax assets	86,814	122,742

Deferred tax liabilities:
Plant and equipment	(27,857)	(24,905)
Other	(2,312)	(3,452)

Total deferred tax liabilities	(30,169)	(28,357)
Less valuation allowance	(761)	(3,657)

Net deferred tax asset	$55,884	$90,728

*	changes reflected directly in equity
     At June 30, 2006 and 2005, as a result of certain acquisitions, the Company had cumulative regular net operating loss carryforwards of approximately $3,008 and $3,677, respectively, for federal and state income tax purposes, which will expire in the years 2018 to 2023. There is an annual limitation on the utilization of the net operating loss carry forward, which is calculated under Internal Revenue Code Section 382.
     The Company has established a valuation allowance to reduce the deferred tax asset recorded for certain tax credits, capital loss carryforwards, and certain net operating loss carry forwards. A valuation allowance is recorded because based on available evidence, it is more-likely-than-not that a deferred tax asset will not be realized. The valuation allowance reduces the deferred tax asset to the Company’s best estimate of the net deferred tax asset that, more-likely-than-not, will be realized. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are likely to be realized. Accordingly, during the year ended June 30, 2006, the Company reduced the valuation allowance by $2,896 due to the expiration of the statute of limitations related to the carry forward of certain capital losses as well as the associated deferred tax asset. During the year ended June 30, 2005, the Company reduced the valuation allowance by a net of $1,018 due to the utilization of certain tax capital losses and the write-off of certain deferred tax assets and related valuation allowances.
(14) Stockholders’ Equity /Stock-Based Compensation
     The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), effective July 1, 2005. SFAS 123(R) requires the recognition of the fair value of stock-based compensation in net earnings. The Company has three stock-based employee compensation plans, two stock-based non-employee director compensation plans and an employee stock purchase plan. Stock-based compensation granted to date consists of stock options, stock-settled stock appreciation rights and the employee stock purchase plan. Stock options and stock-settled stock appreciation rights are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally, stock options and stock appreciation rights granted to employees fully vest ratably over the three years from the grant date and have a term of 10 years. Annual stock options granted to directors generally become exercisable on the date of the first annual shareholders’ meeting immediately following the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. The Company has issued and expects to continue to issue, new shares under Form S-8 to satisfy option and stock appreciation right exercises.

     Prior to July 1, 2005, the Company accounted for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net earnings because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. The Company elected to utilize the modified prospective transition method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, are recognized in net earnings in the periods after the date of adoption. The Company recognized stock-based compensation expense for the fiscal year 2006 in the amount of $27,092. The Company also recorded related tax benefits for the fiscal year 2006 in the amount of $7,320. The effect on net income from recognizing stock-based compensation for the year ended June 30, 2006 was $19,772, or $0.19 per basic share and $0.18 per diluted share.
     SFAS 123(R) requires the Company to present pro forma information for periods prior to the adoption as if it had accounted for all stock-based compensation under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the awards at the date of grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to its stock-based employee compensation for the periods indicated.

(in thousands, expect per share data)	Year Ended June 30,
	2005	2004
NET EARNINGS, AS REPORTED	$214,988	$123,103
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	20,178	13,747

PRO FORMA NET EARNINGS	$194,810	$109,356

EARNINGS PER SHARE:
Basic — as reported	$2.08	$1.21

Basic — pro forma	$1.89	$1.07

Diluted — as reported	$2.03	$1.15

Diluted — pro forma	$1.84	$1.03

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

	Year Ended June 30,
	2006	2005	2004
Average expected term (years)	5.0	3.3	3.5
Weighted average risk-free interest rate	3.76%	2.40%	2.20%
Dividend yield	0%	0%	0%
Volatility	36.85%	48.22%	54.15%
Weighted average grant date fair value	$18.57	$12.90	$17.79
     As of June 30, 2006 and 2005, the aggregate intrinsic value of awards outstanding and exercisable was $100,483 and $85,740, respectively. In addition, the aggregate intrinsic value of awards exercised during the fiscal years ended June 30, 2006, 2005 and 2004 were $99,304, $29,961 and $69,284, respectively. The total remaining unrecognized compensation cost related to unvested awards amounted to $28,715 at June 30, 2006 and is expected to be recognized over the next three years. The weighted average remaining requisite service period of the unvested awards was 23 months. The total fair value of awards that vested during the fiscal years ended June 30, 2006, 2005 and 2004 were $24,732, $22,647 and $11,196, respectively.
   Employee Stock Compensation Plans
     The Company has three employee stock compensation plans: the Barr Pharmaceuticals, Inc. 2002 Stock and Incentive Award Plan (the “2002 Stock Plan”); the Barr Pharmaceuticals, Inc. 1993 Stock Incentive Plan (the “1993 Stock Plan”); and the Barr Pharmaceuticals Inc. 1986 Option Plan, which were approved by the shareholders and which authorize the granting of options to officers and employees to purchase the Company’s common stock. These plans also authorize the granting of other awards based on Company common stock to officers and employees, including but not limited to stock appreciation rights, unrestricted stock, restricted stock, performance unit and performance share awards. On February 20, 2003, all shares available for grant in the 1993 Stock Plan were transferred to the 2002 Stock Plan and all subsequent grants have been made under the 2002 Stock Plan. Effective June 30, 1996, options were no longer granted under the 1986 Option Plan. For fiscal 2006, 2005 and 2004, there were no options that expired under the 1986 Option Plan.
     Until fiscal 2006, all awards granted under the 1993 Stock Plan and the 2002 Stock Plan were non-qualified stock options (“NQSOs”) or tax-qualified incentive stock options (“ISOs”). All options outstanding on October 24, 2001 became fully exercisable upon completion of the Duramed merger. Options granted after October 24, 2001 become fully exercisable over periods as short as one year and as long as five years from the date of grant, provided there is no interruption of the optionee’s employment, and subject to acceleration of exercisability in the event of the death of the optionee or a change in control as defined in the plan under which the options were granted. Options granted to date under the 1993 Stock Plan and the 2002 Stock Plan expire ten years after the date of grant except in case of earlier termination of employment, in which case the options generally expire on such termination or within defined periods of up to one year thereafter, depending on the circumstances of such termination, but in no event more than ten years after the date of grant.
     During fiscal 2006, we began to grant employees stock-settled stock appreciation rights (“SSARs”) rather than stock options, and to grant certain employees tax-qualified incentive stock options (“ISOs”) in tandem with alternative stock-settled SARs (“Tandem ISOs/SSARs”). Each Tandem ISO/SAR gives the employee the right to either exercise the ISO with respect to one share of stock or exercise the SSAR with respect to one share of stock, but not both. Employees must pay the option exercise price in order to exercise an ISO, but they do not pay any exercise price in order to exercise a SSAR. Upon exercise of a SSAR, the employee receives the appreciation on one share of Company common stock between the date of grant of the SSAR and the date of exercise of the SSAR. The appreciation is paid in the form of Company common stock valued at fair market value on the date of the SSAR exercise. Upon exercise of a stock option the Company receives proceeds equal to the exercise price per share for each option exercised. In contrast, the Company does not receive cash proceeds when a SSAR is exercised.
     In addition, the Company has options outstanding under the terms of various former Duramed plans. These include the 1986 Stock Option Plan (the “Duramed 1986 Plan”), the 1988 Stock Option Plan (the “1988 Plan”), the 1997 Stock Option Plan (the “1997 Plan”), and the 2000 Stock Option Plan (the “2000 Plan”). All outstanding options under the Duramed plans, with the exception of options held by certain senior executives of Duramed, became exercisable as of October 24, 2001, the effective date of the merger. Barr assumed such options under the same terms and conditions as were applicable under the Duramed stock option plans under which the options were granted. The number of options and related exercise prices have been adjusted to a Barr equivalent number of options and exercise price pursuant to the merger. Subsequent to October 24, 2001, additional options are no longer granted under these Duramed plans.

     A summary of the option activity under the Company’s employee stock compensation plans as of June 30, 2006, and changes during the year then ended is presented below:

	Number of		Weighted-Average	Aggregate
	Option/SARs	Weighted-Average	Remaining	Intrinsic
	Awards	Exercise Price	Contractual Life	Value
Outstanding at June 30, 2005	8,221,058	$ 28.96
Granted	1,620,000	48.04
Forfeited	(138,019)	42.59
Exercised	(2,710,082)	22.21

Outstanding at June 30, 2006	6,992,957	$ 35.72	6.82	$87,667

Available for grant (20,067,188 authorized)	2,987,311
Exercisable at June 30, 2006	4,125,538	$ 30.36	5.67	$72,925
     Available for grant and authorized amounts are for the 2002 Stock Plan only, because as of June 30, 2003 employee stock options are no longer granted under the 1993 Stock Plan or any plan other than the 2002 Stock Plan.
   Non-Employee Directors’ Stock Option Plans
     During fiscal year 1994, the shareholders approved the Barr Pharmaceuticals, Inc. 1993 Stock Option Plan for Non-Employee Directors (the “1993 Directors’ Plan”). On October 24, 2002, the shareholders approved the Barr Pharmaceuticals, Inc. 2002 Stock Option Plan for Non-Employee Directors (the “2002 Directors’ Plan”). On February 20, 2003, all shares available for grant under the 1993 Directors’ Plan were transferred to the 2002 Directors’ Plan and all subsequent grants have been made under the 2002 Directors’ Plan.
     All options granted under the 1993 Directors’ Plan and the 2002 Directors’ Plan have ten-year terms and are exercisable at an option exercise price equal to the market price of the common stock on the date of grant. Options granted under the 2002 Directors’ Plan when a director is first elected to the Board of Directors generally become exercisable ratably on each of the first three annual shareholders’ meetings immediately following the date of grant of the options. Other options granted under the 1993 Directors’ Plan and the 2002 Directors’ Plan become exercisable on the date of the first annual shareholders’ meeting immediately following the date of grant of the option. Options become exercisable on the applicable date provided there has been no interruption of the optionee’s service on the Board of Directors before that date and subject to acceleration of exercisability in the event of the death of the optionee or a change in control as defined in the plan under which the option was granted.

     A summary of the option activity under the Company’s stock option plans for non-employee directors as of June 30, 2006, and changes during the year then ended is presented below:

			Weighted-Average	Aggregate
	Number of	Weighted-Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at June 30, 2005	630,021	$25.68
Granted	60,000	57.35
Forfeited	—	—
Exercised	(37,368)	12.40

Outstanding at June 30, 2006	652,653	$29.35	5.21	$12,816

Available for Grant (2,798,438 authorized)	846,469
Exercisable at June 30, 2006	592,653	$26.52	4.79	$12,816
     Available for grant and authorized amounts are for the 2002 Directors’ Plan only, because as of June 30, 2003, options are no longer granted to non-employee directors under the 1993 Directors’ Plan or any plan other than the 2002 Directors’ Plan.
Employee Stock Purchase Plan
     In accordance with the Company’s 1993 Employee Stock Purchase Plan (the “Purchase Plan”) employees are offered an inducement to acquire an ownership interest in the Company. The Purchase Plan permits eligible employees to purchase, through regular payroll deductions, an aggregate of 1,518,750 shares of common stock. Shares are offered for purchase under the Purchase Plan in offering periods generally of six months’ duration, at a purchase price equal to 85% of the fair market value of such shares at the beginning of the offering period or at the end of the offering period, whichever is lower. In November 2005, the Board of Directors adopted an amendment to the Purchase Plan to increase the number of shares by 1,000,000 bringing the aggregate number of shares of Common Stock, which may be purchased by employees under the Purchase Plan to 2,518,750. Under the Purchase Plan, 98,075, 159,620, and 81,708 shares of common stock were purchased during the years ended June 30, 2006, 2005 and 2004, respectively.
Warrants
     During 1999, in conjunction with an amendment to a financing agreement, the Company granted to a bank warrants to purchase 63,410 shares of the Company’s common stock at an exercise price of $22.19. These warrants vested immediately. In December 1999, the financing agreement was amended to reset the exercise price of 50% of the warrants to $15.62 per share. During 2000, based on an antidilutive clause in the agreement, the number of warrants was adjusted to 66,340. The price of 33,426 warrants was adjusted to $21.05 and the remaining 32,918 warrants were repriced to $15.03. In November 2001 and January 2002 a total of 57,294 of the warrants were exercised. As of June 30, 2006, warrants for 9,046 shares were outstanding and remain exercisable until July 2009.

     On May 12, 2000, in combination with the issuance of Series G preferred stock, the Company granted warrants to purchase 288,226 common shares at a price of $9.54 per share. The warrants vested immediately. In April 2005, all 288,226 warrants were exercised.
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
(15) Savings and Retirement
     The Company has a savings and retirement plan (the “401(k) Plan”) which is intended to qualify under Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the 401(k) Plan in the first month following the month of hire. Participating employees may contribute up to a maximum of 60% of their earnings before or after taxes, subject to applicable Internal Revenue Code limits, including an annual limit on pre-tax contributions of $15 in 2006 ($20 in the case of participants age 50 or above). The Company is required, pursuant to the terms of its collective bargaining agreement, to contribute to each union employee’s account an amount equal to the 2% minimum contribution made by such employee. The Company may, at its discretion, make matching employer contributions equal to a percentage of the amount contributed by an employee to the 401(k) Plan up to a maximum of 10% of such employee’s compensation. In fiscal years 2006, 2005 and 2004, the Company chose to make matching employer contributions at the rate of 10% of employee contributions (other than the higher pre-tax contributions available to participants age 50 and above). Participants are always fully vested with respect to their own contributions and any investment return thereon. Participants become fully vested in the Company’s contributions and related earnings after five full years of employment.
     The Company’s contributions to the 401(k) Plans were $9,089, $7,650 and $6,534 for the years ended June 30, 2006, 2005 and 2004, respectively.
     The Company has a non-qualified plan (“Excess Plan”) that enables certain executives whose contributions to the 401(k) Plan are limited by the Internal Revenue Code to defer amounts under the Excess Plan that they are unable to contribute to the 401(k) Plan as a result of the Internal Revenue Code limits. The Company credits the executives with the matching employer contributions they would have received under the 401(k) Plan if the Internal Revenue Code limits did not prevent them from contributing the amounts deferred under the Excess Plan to the 401(k) Plan. As of June 30, 2006 and 2005, the Company had an asset and matching liability for the Excess Plan of $7,273 and $5,141, respectively.
     The Company has an unfunded pension plan covering two non-employee directors of Duramed who were elected prior to 1998 and who had served on Duramed’s Board for at least five years. At the time of the merger with Barr, two Duramed directors were eligible to receive benefits. The plan provides an annual benefit, payable monthly over each director’s life, from the time a participating director ceased to be a member of the Board, equal to 85% and 60%, respectively, of the director’s most recent annual Board fee, as adjusted annually to reflect changes in the Consumer Price Index. As of June 30, 2006 and 2005, the Company has recorded $425 and $447, respectively, as a long-term liability representing the present value of the estimated future benefit obligation to the eligible directors. The right of a director to receive benefits under the plan is forfeited if the director engages in any activity determined by the Board to be contrary to the best interests of the Company.
     In October 2003, the Board of Directors approved the Barr Pharmaceuticals, Inc. Non-Qualified Deferred Compensation Plan (the “Plan”). The Plan provides certain executives whose contributions to the 401(k) Plan are limited by the Internal Revenue Code with the opportunity to defer, in whole or in part, the portion of their salary or bonus for a particular calendar year that they are unable to defer through the 401(k) Plan or the Excess Plan. (The 401(k) Plan and the Excess Plan collectively limit an employee’s deferrals to 60% of salary and bonus.) Because deferring salary or bonus under the Plan reduces the matching employer contributions which are credited to the executives under the Excess Plan, the Company credits the executives under the Plan with the matching employer contributions they would receive under the Excess Plan if they did not defer salary or bonus under the Plan. As of June 30, 2006 and 2005, the Company had an asset and matching liability for the Plan of $512 and $308, respectively.

(16) Other Income (Expense), Net
     A summary of other income (expense), net is as follows:

	Year Ended June 30,
	2006	2005	2004

Proceeds from insurance settlement	$—	$4,600	$—
Gain (loss) in venture funds	5,223	(796)	(1,346)
Gain on foreign currency option	10,300	—	—
Other income (expense)	1,645	59	(187)

Total other income (expense), net	$17,168	$3,863	$(1,533)

(17) Commitments and Contingencies
Leases
     The Company is party to various leases, which relate to the rental of office facilities and equipment. The Company believes it will be able to extend such leases, if necessary. The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs under non-cancellable long-term lease commitments as of June 30, 2006:

	Year Ended June 30,
	2007	2008	2009	2010	2011	Thereafter

Operating leases	$4,188	$3,561	$3,464	$3,356	$3,340	$12,825
Capital leases	856	204	95	32	—	—

Minimum lease payments	$5,044	$3,765	$3,559	$3,388	$3,340	$12,825

Investment in Venture Funds
     During the second quarter of fiscal 2004, the Company made investments, as a limited partner, in two separate venture capital funds as part of its continuing efforts to identify new products, new technologies and new licensing opportunities. The Company has committed up to a total of $15,000 for each of these funds over five- and 10-year periods, as defined by each fund. As of June 30, 2006 and June 30, 2005, the Company had invested $6,550 and $5,941, respectively, in these funds. The Company accounts for these investments using the equity method of accounting.
Employment Agreements
     The Company has entered into employment agreements with certain key employees. The current terms of these agreements expire at various dates, subject to certain renewal provisions.
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
     The Company has been incurring significant legal costs associated with its hormone therapy litigation (see below). To date, these costs have been covered under extended reporting period policies that provide up to $25,000 of coverage. As of June 30, 2006, there was approximately $8,000 of coverage remaining under these policies. The Company has recorded a receivable of $5,590 for legal costs incurred and expected to be recovered under these policies as of June 30, 2006. Once the coverage from these extended reporting period policies has been exhausted, future legal and settlement costs will be covered first by a combination of the Company’s cash balances and then by a combination of self-insurance and other third-party insurance layers.
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
     In September 2001, Barr filed an ANDA for the generic version of Sanofi-Aventis’ Allegra® tablets. Sanofi-Aventis has filed a lawsuit against Barr claiming patent infringement. A trial date for the patent litigation has not been scheduled. In June 2005, the Company entered into an agreement with Teva Pharmaceuticals USA, Inc. which allowed Teva to manufacture and launch Teva’s generic version of Allegra during the Company’s 180 day exclusivity period, in exchange for Teva’s obligation to pay the Company a specified percentage of Teva’s operating profit, as defined, earned on sales of the product. The agreement between Barr and Teva also provides that each company will indemnify the other for a portion of any patent infringement damages they might incur, so that the parties will share any such damage liability in proportion to their respective share of Teva’s operating profit on generic Allegra.
     On September 1, 2005, Teva launched its generic version of Allegra. The Company, in accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” recorded a liability of $4,057 to reflect the fair value of the indemnification obligation it has undertaken.
Litigation Settlement
     On October 22, 1999, the Company entered into a settlement agreement with Schein Pharmaceutical, Inc. (now part of Watson Pharmaceuticals, Inc.) relating to a 1992 agreement regarding the pursuit of a generic conjugated estrogens product. Under the terms of the settlement, Schein relinquished any claim to rights in Cenestin in exchange for a payment of $15,000 made to Schein in 1999. An additional $15,000 payment is required under the terms of the settlement if Cenestin achieves total profits, as defined, of greater than $100,000 over any rolling five-year period prior to October 22, 2014. As of June 30, 2006, no liability has been accrued related to this settlement.
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
     Summarized below are the more significant matters pending to which the Company is a party. As of June 30, 2006, the Company’s reserve for the liability associated with claims or related defense costs for these matters is not material.
Patent Matters
     Desmopressin Acetate Suit
     In July 2002, the Company filed an ANDA seeking approval from the U.S. FDA to market Desmopressin acetate tablets, the generic equivalent of Sanofi-Aventis’ DDAVP product. The Company notified Ferring AB, the patent holder, and Sanofi-Aventis pursuant to the provisions of the Hatch-Waxman Act in October 2002. Ferring AB and Sanofi-Aventis filed a suit in the U.S. District Court for the Southern District of New York in December 2002 for infringement of one of the four patents listed in the Orange Book for Desmopressin acetate tablets, seeking to prevent the Company from marketing Desmopressin acetate tablets until the patent expires in 2008. In January 2003, the Company filed an answer and counterclaim asserting non-infringement and invalidity of all four listed patents. In January 2004, Ferring AB amended their complaint to add a claim of willful infringement.
     On February 7, 2005, the court granted summary judgment in the Company’s favor, which Ferring AB and Sanofi-Aventis have appealed. On July 5, 2005, the Company launched its generic product. On February 15, 2006, the Court of Appeals for the Federal Circuit denied their appeal. Ferring AB and Sanofi-Aventis subsequently filed a petition for rehearing and rehearing en banc, which was denied on April 10, 2006. On June 15, 2006, the United States Supreme Court granted Ferring AB leave to file a petition for a writ of certiorari on or before September 9, 2006.
     Fexofenadine Hydrochloride Suit
     In June 2001, the Company filed an ANDA seeking approval from the FDA to market fexofenadine hydrochloride tablets in 30 mg, 60 mg and 180 mg strengths, the generic equivalent of Sanofi-Aventis’ Allegra tablet products for allergy relief. The Company notified Sanofi-Aventis pursuant to the provisions of the Hatch-Waxman Act and, in September 2001, Sanofi-Aventis filed a patent infringement action in the U.S. District Court for the District of New Jersey-Newark Division, seeking to prevent the Company from marketing this product until after the expiration of various U.S. patents, the last of which is alleged to expire in 2017.
     After the filing of the Company’s ANDAs, Sanofi-Aventis listed an additional patent on Allegra in the Orange Book. The Company filed appropriate amendments to its ANDAs to address the newly listed patent and, in November 2002, notified Merrell Pharmaceuticals, Inc., the patent holder, and Sanofi-Aventis pursuant to the provisions of the Hatch-Waxman Act. Sanofi-Aventis filed an amended complaint in November 2002 claiming that the Company’s ANDAs infringe the newly listed patent.
     On March 5, 2004, Sanofi-Aventis and AMR Technology, Inc., the holder of certain patents licensed to Sanofi-Aventis, filed an additional patent infringement action in the U.S. District Court for the District of New Jersey – Newark Division, based on two patents that are not listed in the Orange Book.
     In June 2004, the court granted the Company summary judgment of non-infringement as to two patents. On March 31, 2005, the court granted the Company summary judgment of invalidity as to a third patent. Discovery is proceeding on the five remaining patents at issue in the case. No trial date has been scheduled.
     On August 31, 2005, the Company received final FDA approval for its fexofenadine tablet products. As referenced above, pursuant to the agreement between the Company and Teva, the Company selectively waived its 180 days of generic exclusivity in favor of Teva, and Teva launched its generic product on September 1, 2005.

     On September 21, 2005, Sanofi-Aventis filed a motion for a preliminary injunction or expedited trial. The motion asked the court to enjoin the Company and Teva from marketing their generic versions of Allegra tablets, 30 mg, 60 mg and 180 mg, or to expedite the trial in the case. The motion also asked the court to enjoin Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the commercial production of generic fexofenadine raw material. The preliminary injunction hearing concluded on November 3, 2005. On January 30, 2006, the Court denied the motion by Sanofi-Aventis for a preliminary injunction or expedited trial. Sanofi-Aventis has appealed the Court’s denial of its motion to the United States Court of Appeals for the Federal Circuit. Briefing in the appeal has been completed, but no date for argument has been set.
     On May 8, 2006, Sanofi-Aventis and AMR Technology, Inc. served a Second Amended and Supplemental Complaint based on U.S. Patent Nos. 5,581,011 and 5,750,703 (collectively, “the API patents”), asserting claims against the Company for infringement of the API (active pharmaceutical ingredient) patents based on the sale of the Company’s fexofenadine product and for inducement of infringement of the API patents based on the sale of Teva’s fexofenadine product. On June 22, 2006, the Company answered the complaint, denied the allegations against it, and asserted counterclaims for declaratory judgment that the asserted patents are invalid and/or not infringed and for damages for violations of the Sherman Act, 15 U.S.C. §§ 1.2.
     Sanofi-Aventis also has brought a patent infringement suit against Teva in Israel, seeking to have Teva enjoined from manufacturing generic versions of Allegra tablets and seeking damages.
Product Liability Matters
     Hormone Therapy Litigation
     The Company has been named as a defendant in approximately 4,950 personal injury product liability cases brought against the Company and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of certain estrogen and progestin medications prescribed to treat the symptoms of menopause. The cases against the Company involve the Company’s Cenestin products and/or the use of the Company’s medroxyprogesterone acetate product, which typically has been prescribed for use in conjunction with Premarin or other hormone therapy products. All of these products remain approved by the FDA and continue to be marketed and sold to customers. While the Company has been named as a defendant in these cases, fewer than a third of the complaints actually allege the plaintiffs took a product manufactured by the Company, and the Company’s experience to date suggests that, even in these cases, a high percentage of the plaintiffs will be unable to demonstrate actual use of a Company product. For that reason, approximately 3,100 of such cases have been dismissed (leaving approximately 1,850 pending) and, based on discussions with the Company’s outside counsel, several hundred more are expected to be dismissed in the near future.
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
     On September 19, 2003, the Circuit Court for the County of Milwaukee dismissed the Wisconsin state class action for failure to state a claim for relief under Wisconsin law. On May 9, 2006, the Court of Appeals reinstated the complaint on state law grounds for further proceedings in the trial court, but on July 25, 2006, the Wisconsin Supreme Court granted the defendants’ petition for further review and thus the case remains on appeal. On October 17, 2003, the Supreme Court of the State of New York for New York County dismissed the consolidated New York state class action for failure to state a claim upon which relief could be granted and denied the plaintiffs’ motion for class certification. An intermediate appellate court affirmed that decision, and plaintiffs have sought leave to appeal to the New York Court of Appeals. On April 13, 2005, the Superior Court of San Diego, California ordered a stay of the California state class actions until after the resolution of any appeal in the MDL Case. On April 22, 2005, the District Court of Johnson County, Kansas similarly stayed the action before it, until after any appeal in the MDL Case. The Florida state class action remains at a very early stage, with no status hearings, dispositive motions, pre-trial schedules, or a trial date set as of yet.
     The Company believes that its agreement with Bayer Corporation reflects a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Based on this belief, the Company is vigorously defending itself in these matters.
     Tamoxifen Antitrust Class Actions
     To date approximately 33 consumer or third-party payor class action complaints have been filed in state and federal courts against Zeneca, Inc., AstraZeneca Pharmaceuticals L.P. and the Company alleging, among other things, that the 1993 settlement of patent litigation between Zeneca and the Company violated the antitrust laws, insulated Zeneca and the Company from generic competition and enabled Zeneca and the Company to charge artificially inflated prices for tamoxifen citrate. A prior investigation of this agreement by the U.S. Department of Justice was closed without further action. On May 19, 2003, the U.S. District Court dismissed the complaints for failure to state a viable antitrust claim. On November 2, 2005, the United States Court of Appeals for the Second Circuit affirmed the District Court’s order dismissing the cases for failure to state a viable antitrust claim. On November 30, 2005, Plaintiffs petitioned the United States Court of Appeals for the Second Circuit for a rehearing en banc. The Court of Appeals directed the Company to file a response to Plaintiffs’ petition, which the Company submitted on January 26, 2006. The Court has not yet ruled on the merits of the petition.
     The Company believes that its agreement with Zeneca reflects a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Based on this belief, the Company is vigorously defending itself in these matters.
     Ovcon Antitrust Proceedings
     To date, the Company has been named as a co-defendant with Warner Chilcott Holdings, Co. III, Ltd., and others in complaints filed in federal courts by the Federal Trade Commission, 34 state Attorneys General and nine private class action plaintiffs claiming to be direct and indirect purchasers of Ovcon-35®. These actions allege, among other things, that a March 24, 2004 agreement between the Company and Warner Chilcott (then known as Galen Holdings PLC) constitutes an unfair method of competition, is anticompetitive and restrains trade in the market for Ovcon-35® and its generic equivalents. These cases, the first of which was filed by the FTC on or about December 2, 2005, remain at a very early stage, with discovery cut-off dates of December 22, 2006 for the FTC and state cases and March 2, 2007 for the private cases. No trial dates have been set.
     The Company believes that it has not engaged in any improper conduct and is vigorously defending itself in these matters.

     Provigil Antitrust Proceedings
     To date, the Company has been named as a co-defendant with Cephalon, Inc., Mylan Laboratories, Inc., Teva Pharmaceutical Industries, Ltd., Teva Pharmaceuticals USA, Inc., Ranbaxy Laboratories, Ltd., and Ranbaxy Pharmaceuticals, Inc. (the “Provigil Defendants”) in nine separate complaints filed in the U. S. District Court for the Eastern District of Pennsylvania. These actions allege, among other things, that the agreements between Cephalon and the other individual Provigil Defendants to settle patent litigation relating to Provigil® constitute an unfair method of competition, are anticompetitive and restrain trade in the market for Provigil and its generic equivalents in violation of the antitrust laws. These cases remain at a very early stage and no trial dates have been set.
     The Company was also named as a co-defendant with the Provigil Defendants in an action filed in the U. S. District Court for the Eastern District of Pennsylvania by Apotex, Inc.. The lawsuit alleges, among other things, that Apotex sought to market its own generic version of Provigil and that the settlement agreements entered into between Cephalon and the other individual Provigil Defendants constituted an unfair method of competition, are anticompetitive and restrain trade in the market for Provigil and its generic equivalents in violation of the antitrust laws.
     The Company believes that it has not engaged in any improper conduct and is vigorously defending itself in these matters.
     Medicaid Reimbursement Cases
     The Company, along with numerous other pharmaceutical companies, have been named as a defendant in separate actions brought by the states of Alabama, Hawaii, Illinois, Kentucky and Mississippi, the Commonwealth of Massachusetts, the City of New York, and numerous counties in New York. In each of these matters, the plaintiffs seek to recover damages and other relief for alleged overcharges for prescription medications paid for or reimbursed by their respective Medicaid programs.
     The Commonwealth of Massachusetts case and the New York cases, with the exception of the action filed by Erie, Oswego, and Schenectady Counties in New York, are currently pending in the U.S. District Court for the District of Massachusetts. Discovery is underway in the Massachusetts cases, but no trial dates have been set. In the consolidated New York cases, motions to dismiss are under advisement, with no trial dates set. The Erie, Oswego, and Schenectady County cases are pending in state courts in New York, again with no trial dates set.
     The Alabama case was filed in Alabama state court, removed to the U.S. District Court for the Middle District of Alabama, and returned to state court. Discovery is underway, but no trial date has been set. The State of Hawaii case was filed in state court in Hawaii on April 26, 2006. This matter is at a very early stage with no trial date set as of yet. The Illinois and Kentucky cases were filed in Illinois and Kentucky state courts, removed to federal court, and then remanded back to their respective state courts. No trial dates have been set. The State of Mississippi case was filed in state court. Discovery is underway, but no trial date has been set.
     The Company believes that it has not engaged in any improper conduct and is vigorously defending itself in these matters.

     Breach of Contract Action
     On October 6, 2005, plaintiffs Agvar Chemicals Inc., Ranbaxy Laboratories, Inc. and Ranbaxy Pharmaceuticals, Inc. filed suit against the Company and Teva Pharmaceuticals USA, Inc. in the Superior Court of New Jersey. In their complaint, plaintiffs seek to recover damages and other relief, based on an alleged breach of an alleged contract requiring the Company to purchase raw material for the Company’s generic Allegra product from Ranbaxy, prohibiting the Company from launching its generic Allegra product without Ranbaxy’s consent and prohibiting the Company from entering into an agreement authorizing Teva to launch Teva’s generic Allegra product. The court has entered a scheduling order providing for the completion of discovery by March 7, 2007 but has not yet set a date for trial. The Company believes there was no such contract and is vigorously defending this matter.
Other Litigation
     As of June 30, 2006, the Company was involved with other lawsuits incidental to its business, including patent infringement actions, product liability, and personal injury claims. Management, based on the advice of legal counsel, believes that the ultimate outcome of these other matters will not have a material adverse effect on the Company’s consolidated financial statements.
Government Inquiries
     On July 11, 2006, the Company received a request from the FTC for the voluntary submission of information regarding the settlement agreement reached in the matter of Cephalon, Inc. v. Mylan Pharmaceuticals, Inc., et al., U.S. District Court for the District of New Jersey. The FTC is investigating whether the Company and the other parties to the litigation have engaged in unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act by restricting the sale of Modafinil products. In its request letter, the FTC stated that neither the request nor the existence of an investigation indicated that Barr or any other company had violated the law. The Company believes that its settlement agreement is in compliance with all applicable laws and intends to cooperate with the FTC in this matter.
(18) Segment Reporting
     The Company operates in two reportable business segments: generic pharmaceuticals and proprietary pharmaceuticals.
          Generic Pharmaceuticals
     Generic pharmaceutical products are therapeutically equivalent to a brand name product and are marketed primarily to wholesalers, retail pharmacy chains, mail order pharmacies and group purchasing organizations. These products are approved for distribution by the FDA through the ANDA process. The Company also distributes, from time to time, product manufactured for Barr by the brand name company. Ciprofloxacin is an example of a distributed product that is included in the generic pharmaceuticals segment.
     In fiscal year 2006, three customers accounted for 27%, 15% and 11% of generic sales. In fiscal year 2005, three customers accounted for 23%, 17% and 11% of generic sales. In fiscal year 2004, three customers accounted for 24%, 14% and 13% of generic product sales.
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

     In fiscal year 2006, three customers accounted for 27%, 13% and 9% of proprietary product sales. In fiscal year 2005, three customers accounted for 25%, 18% and 10% of proprietary product sales. In fiscal year 2004, three customers accounted for 21%, 20% and 15% of proprietary product sales.
     The accounting policies of the segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on net revenues and gross profit. Barr does not report depreciation expense, total assets and capital expenditures by segment as such information is neither used by management nor accounted for at the segment level. Net product sales and gross profit information for the Company’s operating segments consisted of the following:

Product	2006	% of sales	2005	% of sales	2004	% of sales
Product sales:
Proprietary	$329,858	28%	$278,786	27%	$146,087	11%
Generic	838,820	72%	751,388	73%	1,150,622	89%

Total product sales	$1,168,678	100%	$1,030,174	100%	$1,296,709	100%

Gross profit:		Margin %		Margin %		Margin %
Proprietary	$263,672	80%	$239,516	86%	$117,994	81%
Generic	552,888	66%	486,578	65%	545,970	47%

Total gross profit	$816,560	70%	$726,094	70%	$663,964	51%

(19) Subsequent Events (unaudited);
     Proposed PLIVA Acquisition
     On June 27, 2006, the Company announced that the Supervisory Board of PLIVA, a generic pharmaceutical company with revenues of approximately $1,200,000, headquartered in Zagreb, Croatia, had endorsed its proposal to make a tender offer to PLIVA’s shareholders to purchase 100% of the shares of PLIVA. On July 28, 2006, in accordance with the law of the Republic of Croatia governing tender offers, the Company’s newly formed European subsidiary, Barr Laboratories Europe B.V., officially filed its tender offer with the Croatian Financial Services Supervisory Agency (“HANFA”). Under the terms of the $2,300,000 cash tender offer, PLIVA shareholders who tender their shares will receive HRK 743 per share in cash. In addition, shareholders that are registered as shareholders at the Central Depository Agency as of August 22, 2006 will receive the dividend of HRK 12 per share, for a total cash consideration of HRK 755 per share. On August 10, 2006, HANFA approved the Company’s tender offer for publication. If the Company is successful in the tender process, it expects the acquisition to close in October or November, 2006.
     Senior Credit Facility
     On July 21, 2006, the Company entered into an unsecured Senior Credit Facility (the “Credit Facility”) pursuant to which the lenders will provide the borrower with an aggregate amount not to exceed $2,800,000. Of such amount, $2,000,000 is in the form of a five-year term facility, $500,000 is in the form of a 364-day term facility (collectively the “term facilities”) and $300,000 is in the form of a five-year revolving credit facility. The $2,500,000 of term facilities, which bear interest at LIBOR plus 75 basis points, may be drawn only in connection with, if consummated, the Company’s proposed acquisition of PLIVA and for the refinancing of certain indebtedness. The Credit Facility includes customary covenants for agreements of this kind, including financial covenants limiting the total indebtedness of the Company on a consolidated basis.
     Shire Product Acquisition, Development and Settlement Agreements
     On August 14, 2006, Duramed, Shire LLC and Shire Development, Inc. entered into a product development and licensing agreement and an acquisition agreement for ADDERALL® (immediate-release mixed amphetamine salts) tablets and that Barr Laboratories entered into a settlement and license agreement relating to the resolution of two pending patent cases involving Shire’s ADDERALL XR®. The agreements have been submitted to the FTC as required by law and become effective upon the court’s signing of consent judgments in the two pending cases.
     The product acquisition agreement provides for Duramed to purchase Shire’s ADDERALL (immediate-release mixed amphetamine salts) tablets for $63,000. This agreement is subject to reporting under the United States Hart-Scott-Rodino Act.
     In a separate development agreement, Duramed has granted Shire a license to obtain regulatory approval for and market in certain specified territories Duramed’s recently approved SEASONIQUE™ (levonorgestrel/ethinyl estradiol tablets 0.15 mg/0.03 mg and ethinyl estradiol tablets 0.01 mg) extended-cycle oral contraceptive product and five products in various stages of development utilizing Duramed’s transvaginal ring technology. Shire has agreed to make an initial $25,000 payment and will reimburse Duramed for development expenses incurred going forward up to a maximum of $140,000 over an eight year period, not to exceed $30,000 per year.
     The settlement and license agreements permit Barr to launch a generic version of ADDERALL XR, under terms of a license commencing on April 1, 2009, more than nine years earlier than the last-to-expire Shire patent listed in the U.S. FDA Orange Book, or earlier under certain circumstances such as the launch of another party’s generic version of ADDERALL XR. The license will be exclusive for the first 180-days following Barr’s launch. Barr will pay Shire a royalty equal to a portion of profits generated from the sales of generic ADDERALL XR during the time that Barr is the only generic manufacturer marketing a generic version of ADDERALL XR. As part of the settlement, Barr admits that Shire’s patents are valid and enforceable and that Barr’s generic product infringes one of the Shire patents.

(20) Quarterly Data (Unaudited)
     A summary of the quarterly results of operations is as follows:

	Three Month Period Ended
	Sept. 30	Dec. 31	Mar. 31	Jun. 30
FISCAL YEAR 2006:
Total revenues	$310,439	$325,517	$326,841	$351,668
Cost of sales	80,062	83,732	89,642	98,682
Net earnings	83,243	94,884	76,096	82,254
Earnings per common share — basic (1)	$0.80	$0.91	$0.72	$0.77

Earnings per common share — diluted (1)	$0.78	$0.88	$0.70	$0.76

PRICE RANGE OF COMMON STOCK
High	$55.08	$63.60	$70.25	$64.51
Low	$45.00	$53.53	$60.83	$47.24

FISCAL YEAR 2005:
Total revenues	$244,508	$257,369	$265,007	$280,515
Cost of sales	69,638	78,059	77,653	78,730
Net earnings	52,135	59,387	61,345	42,121
Earnings per common share — basic (1)	$0.50	$0.58	$0.60	$0.41

Earnings per common share — diluted (1)	$0.49	$0.56	$0.58	$0.40

PRICE RANGE OF COMMON STOCK
High	$42.80	$46.90	$50.45	$54.29
Low	$32.01	$35.07	$43.71	$47.00

(1)	The sum of the individual quarters may not equal the full year amounts due to the effects of the market prices in the application of the treasury stock method. During its two most recent fiscal years, the Company did not pay any cash dividends.

SCHEDULE II
BARR PHARMACEUTICALS, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions,
	Beginning	Costs and	Deductions,	Balance at
(In thousands)	of Year	Expenses	Write-offs	End of Year
Accounts receivable reserves:

Year Ended June 30, 2004	134,653	460,665	(456,853)	138,465
Year Ended June 30, 2005	138,465	559,786	(555,767)	142,484
Year Ended June 30, 2006	142,484	646,844	(652,031)	137,297

Inventory reserves:

Year Ended June 30, 2004	13,201	17,058	(6,349)	23,910
Year Ended June 30, 2005	23,910	2,787	(13,282)	13,415
Year Ended June 30, 2006	13,415	21,185	(9,879)	24,721