Form 10-Q
period 2006-09-30
BARR PHARMACEUTICALS INC
filed 2006-11-09
CIK 10081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑            Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 25, 2006 the registrant had 106,388,167 shares of $0.01 par value common stock outstanding.

BARR PHARMACEUTICALS, INC.

Part 1. CONDENSED FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Barr Pharmaceuticals, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(unaudited)

	September 30,	June 30,
	2006	2006
Assets
Current assets:
Cash and cash equivalents	$273,254	$24,422
Marketable securities	480,151	577,482
Accounts receivable, net of reserves of $135,627 and $137,297, at September 30, 2006 and June 30, 2006, respectively	184,671	226,026
Other receivables	28,233	50,235
Inventories, net	150,725	134,266
Deferred income taxes	45,569	25,680
Prepaid expenses and other current assets	35,975	70,871

Total current assets	1,198,578	1,108,982

Property, plant and equipment, net of accumulated depreciation of $172,240 and $163,662, at September 30, 2006 and June 30, 2006, respectively	277,492	275,960
Deferred income taxes	29,348	30,204
Marketable securities	13,999	18,132
Other intangible assets, net	472,364	417,258
Goodwill	47,920	47,920
Other assets	28,716	22,963

Total assets	$2,068,417	$1,921,419

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$82,601	$69,954
Accrued liabilities	104,211	99,213
Current portion of long-term debt and capital lease obligations	8,486	8,816
Income taxes payable	40,822	9,336

Total current liabilities	236,120	187,319

Long-term debt and capital lease obligations	7,381	7,431
Other liabilities	60,917	35,713

Commitments & Contingencies (Note 15)

Shareholders’ equity:
Preferred stock, $1 par value per share; authorized 2,000,000; none issued	—	—
Common stock, $.01 par value per share; authorized 200,000,000; issued 109,348,336 and 109,179,208, at September 30, 2006 and June 30, 2006, respectively	1,093	1,092
Additional paid-in capital	594,860	574,785
Retained earnings	1,268,907	1,216,146
Accumulated other comprehensive loss	(171)	(377)
Treasury stock at cost: 2,972,997 shares, at September 30, 2006 and June 30, 2006	(100,690)	(100,690)

Total shareholders’ equity	1,763,999	1,690,956

Total liabilities and shareholders’ equity	$2,068,417	$1,921,419

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Barr Pharmaceuticals, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2006	2005
Revenues:
Product sales	$300,510	$266,793
Alliance, development and other revenue	31,860	43,646

Total revenues	332,370	310,439

Costs and expenses:
Cost of sales	81,684	80,062
Selling, general and administrative	97,523	68,572
Research and development	39,969	35,066

Earnings from operations	113,194	126,739

Interest income	6,782	4,475
Interest expense	156	79
Other income (expense), net	(42,865)	(455)

Earnings before income taxes	76,955	130,680

Income tax expense	24,194	47,437

Net earnings	$52,761	$83,243

Earnings per common share — basic	$0.50	$0.80

Earnings per common share — diluted	$0.49	$0.78

Weighted average shares — basic	106,311	103,620

Weighted average shares — diluted	108,061	106,290

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Barr Pharmaceuticals, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	Three Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$52,761	$83,243
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,055	11,456
Stock-based compensation expense	7,124	6,770
Deferred income tax (benefit) expense	(19,151)	3,421
Loss on derivative instruments, net	42,389	—
Other	(2,838)	184

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable and other receivables, net	63,357	(49,961)
Inventories	(16,459)	9,071
Prepaid expenses	(9,010)	841
Other assets	(5,760)	(74)
Increase (decrease) in:
Accounts payable, accrued liabilities and other liabilities	43,489	307
Income taxes payable	31,486	19,131

Net cash provided by operating activities	205,443	84,389

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,342)	(15,949)
Acquisition of intangible assets	(63,000)	—
Purchases of marketable securities	(1,321,528)	(507,837)
Sales of marketable securities	1,425,061	316,230
Other	1,626	(3,000)

Net cash provided by (used in) investing activities	30,817	(210,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	(380)	(362)
Tax benefit of stock incentives	8,344	14,324
Proceeds from exercise of stock options and employee stock purchases	4,608	22,464

Net cash provided by financing activities	12,572	36,426

Increase (decrease) in cash and cash equivalents	248,832	(89,741)
Cash and cash equivalents at beginning of period	24,422	115,793

Cash and cash equivalents at end of period	$273,254	$26,052

SUPPLEMENTAL CASH FLOW DATA:
Cash paid during the period:
Interest, net of portion capitalized	$107	$243

Income taxes	$3,510	$10,561

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for per share amounts)
(unaudited)
1. Basis of Presentation
     The accompanying unaudited interim financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements of Barr Pharmaceuticals, Inc. and its subsidiaries (the “Company”) and accompanying notes that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
     In management’s opinion, the unaudited financial statements reflect all adjustments (including those that are normal and recurring) that are necessary in the judgment of management for a fair presentation of such statements in conformity with generally accepted accounting principles (“GAAP”) in the United States. In preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.
2. Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions. FIN 48 requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006. As the provisions of FIN 48 will be applied to all tax positions upon initial adoption, the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating FIN 48 and the effect on its consolidated financial statements.
     In September 2006, the FASB issued Financial Accounting Standard (“FAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. FAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating FAS No. 158 and the effect on its consolidated financial statements.
     In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating this statement and the effect on its consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company does not expect that the adoption of SAB 108 will have a material effect on its consolidated financial statements.

3. Agreements with Shire PLC
     On August 14, 2006, the Company entered into an arrangement with Shire PLC (“Shire”) consisting of a product acquisition and supply agreement for Adderall IR® tablets, a product development and supply agreement for six proprietary products and a settlement and licensing agreement relating to the resolution of two pending patent cases involving Shire’s Adderall XR®.
     Under the terms of the product acquisition agreement, the Company recorded an intangible asset in the amount of $63,000 related to the acquisition of Adderall IR.
     In addition, under the terms of the product development agreement, the Company received an upfront non-refundable payment of $25,000 and could receive, based on future incurred research and development costs and milestones, an additional $140,000 over the next eight years subject to annual caps of $30,000. In exchange for its funding commitment, Shire obtained a royalty free license to the products identified in the product development agreement in its defined territory (which is generally defined to include all markets other than North America, Central Europe, Eastern Europe and Russia). The Company recognizes revenue under the product development arrangement described above, including the $25,000 upfront payment, as it performs the related research and development. These amounts will be reflected in the “alliance, development and other revenue” line item in the Company’s consolidated statement of operations as costs are incurred over the life of the agreement. Included in other liabilities at September 30, 2006 is $24,876 of deferred revenue related to the above mentioned payments under the product development agreement. The Company also entered into purchase and supply agreements with Shire in conjunction with the product acquisition and product development agreements.
     The settlement and licensing agreement relating to Adderall XR grants the Company certain rights to launch a generic version of Adderall XR. The license is royalty-bearing and exclusive during the Company’s FDA granted six-month period of exclusivity and is non-exclusive and royalty-free thereafter.
4. Marketable Securities
     The amortized cost and estimated market values of marketable securities at September 30, 2006 and June 30, 2006 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
September 30, 2006
Debt securities	$485,350	$—	$(273)	$485,077
Equity securities	9,073	—	—	9,073

	$494,423	$—	$(273)	$494,150

June 30, 2006
Debt securities	$588,421	$—	$(592)	$587,829
Equity securities	7,785	—	—	7,785

	$596,206	$—	$(592)	$595,614

     The cost of investments sold is determined by the specific identification method.
     Debt securities at September 30, 2006 with a market value of $485,077 include $426,475 in commercial paper and market auction debt securities, which are readily convertible into cash at par value with interest rate reset or underlying maturity dates ranging from October 2, 2006 to June 15, 2007, and $58,602 in municipal and corporate bonds and federal agency issues with maturity dates ranging from March 15, 2007 to February 1, 2009.
     Equity securities include amounts invested in connection with the Company’s excess 401(k) and other deferred compensation plans.
5. Inventories, net
     Inventories consist of the following:

	September 30,	June 30,
	2006	2006
Raw materials and supplies	$88,478	$86,239
Work-in-process	28,661	22,063
Finished goods	33,586	25,964

Total	$150,725	$134,266

     Inventories are presented net of reserves of $25,525 at September 30, 2006 and $24,721 at June 30, 2006.
6. Derivative instruments
     During the quarter ended June 30, 2006, the Company entered into a currency option agreement with a bank for the notional amount equal to €1.8 billion at a cost of $48,900 to hedge its foreign exchange risk related to the acquisition of PLIVA d.d. (“PLIVA”). During the quarter ended September 30, 2006 the Company sold a portion of the option, reducing the notional amount to €1.7 billion, for $1,517 in cash resulting in a loss on the sale of $3,227. At September 30, 2006, the fair value of the remaining portion of the option was $14,846 and is classified on the balance sheet in prepaid expenses and other current assets. To reflect the decrease in value of the option from that recorded on the Company’s books at June 30, 2006 (which was $59,200, reflecting an increase in value of $10,300 at that time), a charge of $42,837 was recorded as other expense for the three months ended September 30, 2006.
     In addition, during the quarter ended September 30, 2006 the Company entered into forward exchange contracts in order to secure the necessary currency needed to finalize the PLIVA transaction. These contracts, which were in the notional amount of $300,000, are classified on the balance sheet in prepaid expenses and other current assets. From the date they were entered into until September 30, 2006, these forward-exchange contracts increased in value by $448 which is recorded as other income for the three months ended September 30, 2006.
     The instruments described above do not meet the criteria required to qualify as a foreign currency cash flow hedge as FASB No. 133 Accounting for Financial Instruments and Hedging Activities specifically prohibits hedge accounting for a derivative acquired in connection with a forecasted or firmly committed business combination. Accordingly, the Company adjusts its carrying cost to the fair market value at the end of each period, with the corresponding gain or loss recorded through other income (expense) in the consolidated statement of operations.
7. Goodwill and other intangible assets
     Goodwill and other intangible assets consist of the following at September 30, 2006 and June 30, 2006:

	September 30,	June 30,
	2006	2006
Goodwill	$47,920	$47,920

Product licenses	$45,350	$45,350
Product rights and related intangibles	478,745	415,745

	524,095	461,095
Less: accumulated amortization	51,731	43,837

Other intangible assets, net	$472,364	$417,258

     Amortization expense for the three months ended September 30, 2006 and 2005 was $7,894 and $3,108, respectively. These amounts were recorded as selling, general and administrative expenses. The increase in the value of product rights above reflects the acquisition of Adderall IR from Shire, as discussed in Note 3 above.
     Estimated amortization expense on product licenses and product rights and related intangibles for the years ending June 30, 2007 through 2011 is as follows:

2007	$38,267
2008	$41,945
2009	$33,627
2010	$28,162
2011	$26,470
     The Company’s product licenses and product rights and related intangibles have weighted-average useful lives of approximately 10 and 17 years, respectively.
8. Accrued liabilities
     Accrued liabilities consist of the following at September 30, 2006 and June 30, 2006:

	September 30,	June 30,
	2006	2006
Profit splits due to third parties	$23,313	$22,007
Payroll, taxes & benefits	18,248	21,283
Managed care rebates	12,864	10,370
Medicaid obligations	11,314	12,167
Payable to raw material supplier arising out of the settlement of a patent challenge	6,000	—
Other	32,472	33,386

Total accrued liabilities	$104,211	$99,213

9. Long-term Debt
     Senior Credit Facility
     On July 21, 2006, the Company entered into an unsecured senior credit facility (the “Credit Facility”) pursuant to which the lenders will provide the borrowers thereunder with credit facilities in an aggregate amount not to exceed $2,800,000. Of such amount, $2,000,000 is in the form of a five-year term facility, $500,000 is in the form of a 364-day term facility (collectively the “term facilities”), and $300,000 is in the form of a five-year revolving credit facility. The $2,500,000 of term facilities, which bear interest at LIBOR plus 75 basis points, may be drawn only in connection with the Company’s acquisition of PLIVA and for the refinancing of certain indebtedness. The Credit Facility includes customary covenants for agreements of this kind, including financial covenants limiting the total indebtedness of the Company on a consolidated basis.
     In conjunction with the close of the PLIVA acquisition, on October 24, 2006, the Company drew down $2,000,000 of the five-year term facility and $416,000 of the 364-day term facility. The remaining $84,000 of the term facilities is expected to be used to acquire PLIVA shares that remain outstanding, as described in Note 16 below.
     10. Segment Reporting
     The Company operates in two reportable business segments: Generic Pharmaceuticals and Proprietary Pharmaceuticals. Product sales and gross profit information for the Company’s operating segments consist of the following:

	Three Months Ended September 30,
	2006		2005
		% of		% of
	$’s	sales	$’s	sales
Product sales:
Generic	$197,594	66%	$207,169	78%
Proprietary	102,916	34%	59,624	22%

Total product sales	$300,510	100%	$266,793	100%

		Margin		Margin
	$’s	%	$’s	%
Gross profit:
Generic	$132,070	67%	$137,520	66%
Proprietary	86,756	84%	49,211	83%

Total gross profit	$218,826	73%	$186,731	70%

11. Stock-Based Compensation
     The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective July 1, 2005. SFAS 123(R) requires the recognition of the fair value of stock-based compensation in net earnings. The Company has three stock-based employee compensation plans, two stock-based non-employee director compensation plans and an employee stock purchase plan. Stock-based compensation consists of stock options, stock appreciation rights and the employee stock purchase plan. Stock options and stock appreciation rights are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally, stock options and stock appreciation rights granted to employees fully vest three years from the grant date and have a term of 10 years. Stock options granted to directors are generally exercisable on the date of the first annual shareholders’ meeting immediately following the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.
     The Company utilized the modified prospective transition method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, are recognized in net earnings in the periods after the date of adoption. The Company recognized stock-based compensation expense for the three months ended September 30, 2006 and 2005 in the amount of $7,124 and $6,770, respectively. The Company also recorded related tax benefits for the three months ended September 30, 2006 and 2005 in the amount of $2,125 and $1,557, respectively. The effect on net income from recognizing stock-based compensation for the three-month periods ended September 30, 2006 and 2005 was $4,999 and $5,213, or $0.05 per basic and diluted share, respectively.
     The total number of shares of common stock issuable upon the exercise of stock options and stock-settled appreciation rights (“SAR’s”) granted during the quarters ended September 30, 2006 and 2005 was 1,599,400 and 1,516,200, respectively, with weighted-average exercise prices of $48.91 and $46.99, respectively. For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid any cash dividends) and option holder exercise behavior. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The average expected term is derived from historical and other factors. The stock-based compensation for the awards issued in the respective periods was determined using the following assumptions and calculated average fair values:

	Three Months Ended
	September 30,
	2006	2005
Average expected term (years)	5.0	5.0
Weighted average risk-free interest rate	5.10%	3.72%
Dividend yield	0%	0%
Volatility	32.18%	36.85%
Weighted average grant date fair value	$18.27	$18.01
     As of September 30, 2006 and 2005, the aggregate intrinsic value of awards outstanding and exercisable was $129,402 and $111,916, respectively. In addition, the aggregate intrinsic value of awards exercised during the three months ended September 30, 2006 was $3,888. The total remaining unrecognized compensation cost related to unvested awards amounted to $51,469 at September 30, 2006 and is expected to be recognized over the next three years. The weighted average remaining requisite service period of the unvested awards was 27 months.
12. Earnings Per Share
     The following is a reconciliation of the numerators and denominators used to calculate earnings per share (“EPS”) in the consolidated statements of operation (in thousands except per share amounts):

	Three Months Ended
	September 30,
	2006	2005
Earnings per common share — basic:
Net earnings (numerator)	$52,761	$83,243

Weighted average shares (denominator)	106,311	103,620

Earnings per common share-basic	$0.50	$0.80

Earnings per common share — diluted:
Net earnings (numerator)	$52,761	$83,243

Weighted average shares	106,311	103,620
Effect of dilutive options and warrants	1,750	2,670

Weighted average shares — diluted (denominator)	108,061	106,290

Earnings per common share-diluted	$0.49	$0.78

	2006	2005
Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	146	76
13. Comprehensive Income
     Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net earnings and the net changes in unrealized gains and losses on securities classified for SFAS No. 115 purposes as “available for sale.” Total comprehensive income for the three months ended September 30, 2006 and 2005 was $52,967 and $83,149, respectively.

14. Other Income (Expense), net
     A summary of other income (expense), net is as follows:

	Three Months Ended
	September 30,
	2006	2005
Loss on venture funds	$(573)	$(141)
Loss from decline in fair value of foreign currency contracts	(42,389)	—
Other income (expense)	97	(314)

Total other income (expense), net	$(42,865)	$(455)

15. Commitments and Contingencies
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
     The Company maintains third-party insurance that provides coverage, subject to specified co-insurance requirements, for the cost of product liability claims arising during the current policy period, which began on October 1, 2006 and ends on September 30, 2007, between an aggregate amount of $25,000 and $75,000. The Company is self-insured for up to the first $25,000 of costs incurred relating to product liability claims arising during the current policy period. In addition, the Company has obtained extended reporting periods under previous policies for claims arising prior to the current policy period. The current period and extended reporting period policies exclude certain products; the Company would be responsible for all product liability costs arising from these excluded products.
     The Company has been incurring significant legal costs associated with its hormone therapy litigation, as described below. To date, these costs have been covered under extended reporting period policies that provide up to $25,000 of coverage. As of September 30, 2006, there was approximately $7,200 of coverage remaining under these policies. The Company has recorded a receivable of $3,772 for legal costs incurred and expected to be recovered under these policies as of September 30, 2006. Once the coverage from these extended reporting period policies has been exhausted, future legal and settlement costs will first be covered by the Company’s cash balances, until applicable deductibles and other relevant thresholds are met, and then by a combination of cash balances and other third-party layers.
Indemnity Provisions
     From time-to-time, in the normal course of business, the Company agrees to indemnify its suppliers, customers and employees concerning product liability and other matters. For certain product liability matters, the Company has incurred legal defense costs on behalf of certain of its customers under these agreements. No amounts have been recorded in the financial statements for losses with respect to the Company’s obligations under such agreements.
     In September 2001, Barr filed an Abbreviated New Drug Application (“ANDA”) for the generic version of Sanofi-Aventis’ Allegra® tablets. Sanofi-Aventis has filed a lawsuit against Barr claiming patent infringement. A trial date for the patent litigation has not been scheduled. In June 2005, the Company entered into an agreement with Teva Pharmaceuticals USA, Inc. which allowed Teva to manufacture and launch Teva’s generic version of Allegra during the Company’s 180 day exclusivity period, in exchange for Teva’s obligation to pay the Company a specified percentage of Teva’s operating profit, as defined, earned on sales of the product. The agreement between Barr and Teva also provides that each company will indemnify the other for a portion of any patent infringement damages they might incur, so that the parties will share any such damage liability in proportion to their respective share of Teva’s operating profit of generic Allegra.
     On September 1, 2005, Teva launched its generic version of Allegra. The Company, in accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” recorded a liability of $4,057 to reflect the fair value of the indemnification obligation it has undertaken.
Litigation Settlement
     On October 22, 1999, the Company entered into a settlement agreement with Schein Pharmaceutical, Inc. (now part of Watson Pharmaceuticals, Inc.) relating to a 1992 agreement regarding the pursuit of a generic conjugated estrogens product. Under the terms of the settlement, Schein relinquished any claim to rights in Cenestin® in exchange for a payment of $15,000 made to Schein in 1999. An additional $15,000 payment is required under the terms of the settlement if Cenestin achieves total profits, as defined, of greater than $100,000 over any rolling five-year period prior to October 22, 2014. As of September 30, 2006, no liability has been accrued related to this settlement.
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
     Many claims involve highly complex issues relating to patent rights, causation, label warnings, scientific evidence and other matters. Often these issues are subject to substantial uncertainties and therefore, the probability of loss and an estimate of the amount of the loss are difficult to determine. The Company’s assessments are based on estimates that the Company believes are reasonable. Although the Company believes it has substantial defenses in these matters, litigation is inherently unpredictable. Consequently, the Company could in the future incur judgments or enter into settlements that could have a material adverse effect on its consolidated financial statements in a particular period.
     Summarized below are the more significant matters pending to which the Company is a party. As of September 30, 2006, the Company’s reserve for the liability associated with claims or related defense costs for these matters is not material.
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
     On February 7, 2005, the court granted summary judgment in the Company’s favor, which Ferring AB and Sanofi-Aventis have appealed. On July 5, 2005, the Company launched its generic product. On February 15, 2006, the Court of Appeals for the Federal Circuit denied their appeal. Ferring AB and Sanofi-Aventis subsequently filed a petition for rehearing and rehearing en banc, which was denied on April 10, 2006. Ferring AB and Sanofi-Aventis filed a petition for certiorari at the United States Supreme Court on September 11, 2006. On October 30, 2006, the United States Supreme Court denied the petition for certiorari.

     Fexofenadine Hydrochloride Suit
     In June 2001, the Company filed an ANDA seeking approval from the FDA to market fexofenadine hydrochloride tablets in 30 mg, 60 mg and 180 mg strengths, the generic equivalent of Sanofi-Aventis’ Allegra tablet products for allergy relief. The Company notified Sanofi-Aventis pursuant to the provisions of the Hatch-Waxman Act and, in September 2001, Sanofi-Aventis filed a patent infringement action in the U.S. District Court for the District of New Jersey-Newark Division, seeking to prevent the Company from marketing this product until after the expiration of various patents, the last of which is alleged to expire in 2017.
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
     On September 21, 2005, Sanofi-Aventis filed a motion for a preliminary injunction or expedited trial. The motion asked the court to enjoin the Company and Teva from marketing their generic versions of Allegra tablets, 30 mg, 60 mg and 180 mg, or to expedite the trial in the case. The motion also asked the court to enjoin Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the commercial production of generic fexofenadine raw material. The preliminary injunction hearing concluded on November 3, 2005. On January 30, 2006, the Court denied the motion by Sanofi-Aventis for a preliminary injunction or expedited trial. Sanofi-Aventis has appealed the court’s denial of its motion to the U.S. Court of Appeals for the Federal Circuit. Briefing in the appeal has been completed and oral argument is scheduled for November 7, 2006.
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
Product Liability Matters
     Hormone Therapy Litigation
     The Company has been named as a defendant in approximately 5,000 personal injury product liability cases brought against the Company and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of certain estrogen and progestin medications prescribed to treat the symptoms of menopause. The cases against the Company involve the Company’s Cenestin products and/or the use of the Company’s medroxyprogesterone acetate product, which typically has been prescribed for use in conjunction with Premarin or other hormone therapy products. All of these products remain approved by the FDA and continue to be marketed and sold to customers. While the Company has been named as a defendant in these cases, fewer than a third of the complaints actually allege the plaintiffs took a product manufactured by the Company, and the Company’s experience to date suggests that, even in these cases, a high percentage of the plaintiffs will be unable to demonstrate actual use of a Company product. For that reason, approximately 3,350 of such cases have been dismissed (leaving approximately 1,650 pending) and, based on discussions with the Company’s outside counsel, several hundred more are expected to be dismissed in the near future.
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
     The lawsuits include nine consolidated in California state court, one in Kansas state court, one in Wisconsin state court, one in Florida state court, and two consolidated in New York state court, with the remainder of the actions pending in the U.S. District Court for the Eastern District of New York for coordinated or consolidated pre-trial proceedings (the “MDL Case”). On March 31, 2005, the Court in the MDL Case granted summary judgment in the Company’s favor and dismissed all of the federal actions before it. On June 7, 2005, plaintiffs filed notices of appeal to the U.S. Court of Appeals for the Second Circuit. The Court of Appeals has stayed consideration of the merits pending consideration of the Company’s motion to transfer the appeal to the U.S. Court of Appeals for the Federal Circuit as well as plaintiffs’ request for the appeal to be considered en banc. Merits briefing has not yet been completed because the proceedings are stayed pending en banc consideration of a similar case.
     On September 19, 2003, the Circuit Court for the County of Milwaukee dismissed the Wisconsin state class action for failure to state a claim for relief under Wisconsin law. On May 9, 2006, the Court of Appeals reinstated the complaint on state law grounds for further proceedings in the trial court, but on July 25, 2006, the Wisconsin Supreme Court granted the defendants’ petition for further review and thus the case remains on appeal, with oral argument currently scheduled for December 12, 2006. On October 17, 2003, the Supreme Court of the State of New York for New York County dismissed the consolidated New York state class action for failure to state a claim upon which relief could be granted and denied the plaintiffs’ motion for class certification. An intermediate appellate court affirmed that decision, and plaintiffs have sought leave to appeal to the New York Court of Appeals. On April 13, 2005, the Superior Court of San Diego, California ordered a stay of the California state class actions until after the resolution of any appeal in the MDL Case. On April 22, 2005, the District Court of Johnson County, Kansas similarly stayed the action before it, until after any appeal in the MDL Case. The Florida state class action remains at a very early stage, with no status hearings, dispositive motions, pre-trial schedules, or a trial date set as of yet.
     The Company believes that its agreement with Bayer Corporation reflects a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Based on this belief, the Company is vigorously defending itself in these matters.
     Tamoxifen Antitrust Class Actions
     To date approximately 33 consumer or third-party payor class action complaints have been filed in state and federal courts against Zeneca, Inc., AstraZeneca Pharmaceuticals L.P. and the Company alleging, among other things, that the 1993 settlement of patent litigation between Zeneca and the Company violated the antitrust laws, insulated Zeneca and the Company from generic competition and enabled Zeneca and the Company to charge artificially inflated prices for tamoxifen citrate. A prior investigation of this agreement by the U.S. Department of Justice was closed without further action. On May 19, 2003, the U.S. District Court dismissed the complaints for failure to state a viable antitrust claim. On November 2, 2005, the U.S. Court of Appeals for the Second Circuit

affirmed the District Court’s order dismissing the cases for failure to state a viable antitrust claim. On November 30, 2005, Plaintiffs petitioned the U.S. Court of Appeals for the Second Circuit for a rehearing en banc. On September 14, 2006, the Court of Appeals denied Plaintiffs’ petition for rehearing en banc.
     The Company believes that its agreement with Zeneca reflects a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Based on this belief, the Company is vigorously defending itself in these matters.
     Ovcon Antitrust Proceedings
     To date, the Company has been named as a co-defendant with Warner Chilcott Holdings, Co. III, Ltd., and others in complaints filed in federal courts by the Federal Trade Commission (“FTC”), various state Attorneys General and eight private class action plaintiffs claiming to be direct and indirect purchasers of Ovcon-35®. These actions allege, among other things, that a March 24, 2004 agreement between the Company and Warner Chilcott (then known as Galen Holdings PLC) constitutes an unfair method of competition, is anticompetitive and restrains trade in the market for Ovcon-35 and its generic equivalents. These cases, the first of which was filed by the FTC on or about December 2, 2005, remain at a very early stage, with discovery cut-off dates of December 22, 2006 for the FTC and state cases and March 2, 2007 for the private cases. No trial dates have been set.
     The Company believes that it has not engaged in any improper conduct and is vigorously defending itself in these matters.
     Provigil Antitrust Proceedings
     To date, the Company has been named as a co-defendant with Cephalon, Inc., Mylan Laboratories, Inc., Teva Pharmaceutical Industries, Ltd., Teva Pharmaceuticals USA, Inc., Ranbaxy Laboratories, Ltd., and Ranbaxy Pharmaceuticals, Inc. (the “Provigil Defendants”) in nine separate complaints filed in the U.S. District Court for the Eastern District of Pennsylvania. These actions allege, among other things, that the agreements between Cephalon and the other individual Provigil Defendants to settle patent litigation relating to Provigil® constitute an unfair method of competition, are anticompetitive and restrain trade in the market for Provigil and its generic equivalents in violation of the antitrust laws. These cases remain at a very early stage and no trial dates have been set.
     The Company was also named as a co-defendant with the Provigil Defendants in an action filed in the U.S. District Court for the Eastern District of Pennsylvania by Apotex, Inc. The lawsuit alleges, among other things, that Apotex sought to market its own generic version of Provigil and that the settlement agreements entered into between Cephalon and the other individual Provigil Defendants constituted an unfair method of competition, are anticompetitive and restrain trade in the market for Provigil and its generic equivalents in violation of the antitrust laws. The Provigil Defendants have filed motions to dismiss and briefing on those motions is currently underway.
     The Company believes that it has not engaged in any improper conduct and is vigorously defending itself in these matters.
     Medicaid Reimbursement Cases
     The Company, along with numerous other pharmaceutical companies, have been named as a defendant in separate actions brought by the states of Alabama, Alaska, Hawaii, Illinois, Kentucky and Mississippi, the Commonwealth of Massachusetts, the City of New York, and numerous counties in New York. In each of these matters, the plaintiffs seek to recover damages and other relief for alleged overcharges for prescription medications paid for or reimbursed by their respective Medicaid programs.
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

     The State of Mississippi case was filed in state court. Discovery is underway, but no trial date has been set. The Alabama, Illinois and Kentucky cases were filed in Alabama, Illinois and Kentucky State courts, removed to federal court, and then remanded back to their respective state courts. Discovery is underway, but no trial dates have been set. The Alabama, Illinois, and Mississippi cases, as well as the actions brought by Erie, Oswego, and Schenectady Counties in New York, were recently removed back to federal court on the motion of a co-defendant, Dey, Inc., although remand motions are on file or anticipated.
     The State of Hawaii case was filed in state court in Hawaii and removed to the U.S. District Court for the District of Hawaii. Hawaii’s motion to remand the case to state court is currently pending. No trial date has been set.
     The State of Alaska case was filed in state court in Alaska on October 6, 2006. This matter is at a very early stage with no trial date set.
     The Company believes that it has not engaged in any improper conduct and is vigorously defending itself in these matters.
     Breach of Contract Action
     On October 6, 2005, plaintiffs Agvar Chemicals Inc., Ranbaxy Laboratories, Inc. and Ranbaxy Pharmaceuticals, Inc. filed suit against the Company and Teva Pharmaceuticals USA, Inc. in the Superior Court of New Jersey. In their complaint, plaintiffs seek to recover damages and other relief, based on an alleged breach of an alleged contract requiring the Company to purchase raw material for the Company’s generic Allegra product from Ranbaxy, prohibiting the Company from launching its generic Allegra product without Ranbaxy’s consent and prohibiting the Company from entering into an agreement authorizing Teva to launch Teva’s generic Allegra product. The court has entered a scheduling order providing for the completion of discovery by March 7, 2007, but has not yet set a date for trial. The Company believes there was no such contract and is vigorously defending this matter.
Other Litigation
     As of September 30, 2006, the Company was involved with other lawsuits incidental to its business, including patent infringement actions, product liability, and personal injury claims. Management, based on the advice of legal counsel, believes that the ultimate outcome of these other matters will not have a material adverse effect on the Company’s consolidated financial statements.
Government Inquiries
     On July 11, 2006, the Company received a request from the FTC for the voluntary submission of information regarding the settlement agreement reached in the matter of Cephalon, Inc. v. Mylan Pharmaceuticals, Inc., et al., U.S. District Court for the District of New Jersey. The FTC is investigating whether the Company and the other parties to the litigation have engaged in unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act by restricting the sale of Modafinil products. In its request letter, the FTC stated that neither the request nor the existence of an investigation indicated that Barr or any other company had violated the law. The Company believes that its settlement agreement is in compliance with all applicable laws and is cooperating with the FTC in this matter.
     On October 3, 2006, the FTC notified the Company it was investigating a patent litigation settlement reached in matters pending in the U.S. District Court for the Southern District of New York between the Company and Shire PLC concerning Shire’s Adderall XR product. To date, the only FTC request of the Company under this investigation has been to preserve relevant documents. The Company intends to cooperate with the agency in its investigation.

16. Subsequent Events
     PLIVA Acquisition
     On October 24, 2006, the Company’s subsidiary, Barr Laboratories Europe B.V. (“Barr Europe”), completed the acquisition of PLIVA d.d., headquartered in Zagreb, Croatia. Under the terms of the cash tender offer, Barr Europe made a payment of approximately $2,400,000 based on an offer price of HRK 820 per share for all shares tendered during the offer period. The transaction closed with 17,056,977 shares being tendered as part of the process, representing 92% of PLIVA’s total outstanding share capital being tendered to Barr Europe. With the addition of the treasury shares held by PLIVA, Barr Europe now owns or controls in excess of 95% of PLIVA’s voting share capital.
     Under Croatian law, Barr Europe’s ownership of more than 95% of the voting shares in PLIVA permits it to undertake the necessary actions to acquire the remainder of PLIVA’s outstanding share capital. For shareholders who did not tender their shares during the formal tender process, Barr Europe expects to utilize the provisions provided for under Croatian law to acquire the remaining outstanding shares from minority shareholder interests. The Company will undertake the necessary steps to initiate the purchase of all remaining shares at an expected price of HRK 820 per share, the same per share price offered to shareholders during the formal tender period. This process and the subsequent pay out to remaining shareholders is expected to be completed during the quarter ending March 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis addresses material changes in the results of operations and financial condition of Barr Pharmaceuticals, Inc. and subsidiaries for the periods presented. This discussion and analysis should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, and the unaudited interim consolidated financial statements and related notes included in Item 1 of this report on Form 10-Q.
Business Development Activities
     Agreements with Shire
     On August 14, 2006, we entered into an arrangement with Shire consisting of a product acquisition and supply agreement for Adderall IR® tablets, a product development and supply agreement for six proprietary products and a settlement and licensing agreement relating to the resolution of two pending patent cases involving Shire’s Adderall XR®.
     Under the terms of the product acquisition agreement, we acquired all rights to Adderall IR® tablets from Shire for $63.0 million.
     Under the terms of the product development agreement, we received an upfront non-refundable payment of $25.0 million and could receive, based on future incurred research and development costs and milestones, an additional $140.0 million over the next eight years subject to annual caps of $30.0 million. In exchange for its funding commitment, Shire obtained a royalty-free license to the products identified in the product development agreement in its defined territory (which is generally defined to include all markets other than North America, Central Europe, Eastern Europe and Russia). Revenue under the product development arrangement described above, including the $25.0 million upfront payment, will be recorded in the “alliance, development and other revenue” line item in our consolidated statement of operations and recognized as we incur the related research and developments costs over the life of the agreement. We also entered into purchase and supply agreements with Shire in conjunction with the product acquisition and product development arrangements.
     The settlement and licensing agreement relating to Adderall XR, grants us certain rights to launch a generic version of Adderall XR. The license is exclusive and royalty-bearing during our FDA granted six-month period of exclusivity and is non-exclusive and royalty-free thereafter.
     Acquisition of PLIVA d.d.
     On October 24, 2006, Barr Europe completed the acquisition of PLIVA d.d, headquartered in Zagreb, Croatia. Under the terms of our cash tender offer, we made a payment of approximately $2.4 billion based on an offer price of HRK 820 per share for all shares tendered during the offer period. The transaction has closed with 17,056,977 shares being tendered as part of the process, representing 92% of PLIVA’s total outstanding share capital being tendered to us. With the addition of the treasury shares held by PLIVA, we now own or control in excess of 95% of PLIVA’s voting share capital.
     Under Croatian law, our ownership of more than 95% of the voting shares in PLIVA permits us to undertake the necessary actions to acquire the remainder of PLIVA’s outstanding share capital. For shareholders who did not tender their shares during the formal tender process, we expect to utilize the provisions provided for under Croatian law to acquire the remaining outstanding shares from minority shareholder interests. We are undertaking the necessary steps to initiate the purchase of all remaining shares at an expected price of HRK 820 per share, the same per share price offered to shareholders during the formal tender period. The duration of this process and the subsequent pay out to remaining shareholders is expected to be completed during the quarter ending March 31, 2007. We will include the of operations of PLIVA in our consolidated financial statements beginning October 25, 2006.

Results of Operations
Comparison of the Three Months Ended September 30, 2006 and September 30, 2005
     The following table sets forth revenue data for the three months ended September 30, 2006 and 2005 ($’s in millions):

	Three Months Ended September 30,
			Change
	2006	2005	$	%
Generic products:
Oral contraceptives	$121.4	$95.3	$26.1	27%
Other generic	76.2	111.9	(35.7)	-32%

Total generic products	197.6	207.2	(9.6)	-5%
Proprietary products	102.9	59.6	43.3	73%

Total product sales	300.5	266.8	33.7	13%
Alliance, development and other revenue	31.9	43.6	(11.7)	-27%

Total revenues	$332.4	$310.4	$22.0	7%

     Revenues — Product Sales
     Generic Products
     Total generic product sales for the three months ended September 30, 2006 decreased due to lower sales of our other generic products, which were partially offset by higher sales of our generic oral contraceptives.
     Oral Contraceptives
     For the three months ended September 30, 2006, sales of generic oral contraceptives increased 27% to $121.4 million from $95.3 million in the prior year period. This increase was primarily attributable to the launch of Jolessa, our generic version of SEASONALE®, and strong performance by Kariva® due to higher pricing and an increase in market share. Sales of our other generic oral contraceptives were 8% higher in the quarter ended September 30, 2006 than the prior year period.
     Other Generic Products
     For the three months ended September 30, 2006, sales of other generic products decreased 32% to $76.2 million from $111.9 million in the prior year period. The most significant decrease was lower sales of Desmopressin, which we launched during the first quarter of 2005 with six months of FDA-granted exclusivity. Following the expiration of our exclusivity in January 2006 two additional competitors entered the market, the result of which was a 76% decline in sales and 71% decrease in units sold during the three months ended September 30, 2006 as compared to the prior year period. In addition to Desmopressin, lower unit sales of Methotrexate and Mirtazapine, as well as lower pricing for Warfarin Sodium, contributed to the overall sales decline. Partially offsetting these declines were sales of Fentanyl Citrate, our generic version of Cephalon’s Actiq®, which we launched at the end of the September 2006 quarter. Our launch activities carried over into early October and as a result, we expect that sales of Fentanyl Citrate will be significantly higher during our December 2006 quarter.
     Proprietary Products
     For the three months ended September 30, 2006, sales of proprietary products increased 73% over the prior year period, primarily due to: (1) sales of the ParaGard® IUD which we acquired in November 2005, (2) the launch of SEASONIQUE™, (3) sales of the Mircette® oral contraceptive product which we acquired in December 2005, (4) higher sales of Cenestin due largely to customer buying patterns and (5) higher unit sales of our Plan B® emergency contraceptive product.

     SEASONALE sales totaled $22.4 million for the three-month period ended September 30, 2006, representing a 1% increase over the prior year period. During the quarter ended September 30, 2006 a competitor launched a generic version of SEASONALE. Shortly after this competitor’s launch, we launched Jolessa, which is our own generic SEASONALE, in order to defend our position as a leader in the extended cycle oral contraceptive marketplace. Due to the existence of two generic versions of SEASONALE in the marketplace, we expect sales of SEASONALE to be lower in the coming quarters, which will only partially be offset by sales of Jolessa, which carries a lower gross profit margin than SEASONALE.
      On November 6, 2006, we initiated shipment of the dual-label Plan B® (levonorgestrel) emergency contraceptive (over the counter “OTC”) OTC/Rx product to our customers. The product will be available in pharmacies across the United States by mid-November. Plan B OTC/Rx dual-label product, which was approved on August 24, 2006, is an OTC product for consumers 18 years of age and older and prescription-only for women 17 and younger, and replaces the Plan B prescription-only product that has been marketed in the United States since 1999.
     Revenues – Alliance, Development and Other Revenue
     Alliance, development and other revenue consists mainly of revenue from profit-sharing arrangements, co-promotion agreements, development agreements, standby manufacturing fees and reimbursements and fees we receive in conjunction with our agreement with the U.S. Department of Defense for the development of the Adenovirus vaccine.
     During the three months ended September 30, 2006, alliance, development and other revenue totaled $31.9 million compared to $43.6 million in the prior year. The decrease was driven by lower revenues from our profit sharing arrangement with Teva, which began in September 2005 and represented 77% of such revenues in the three months ended September 30, 2005, and was negatively impacted by lower volume and pricing due to the launch of other competitors’ products. Partially offsetting this decline was an increase in royalties and other fees under our Co-Promotion Agreement and License and Manufacturing Agreement with Kos Pharmaceuticals relating to Niaspan® and Advicor®, under which we began earning royalties in the fourth quarter of fiscal 2005.
     Teva’s 180-day exclusivity period on generic Allegra ended on February 28, 2006. By the end of September 2006, there were two additional competing generic Allegra products on the market. We are aware of other companies that have filed ANDAs with Paragraph IV certifications for generic Allegra. Competition for generic Allegra has and may continue to cause Teva’s Allegra revenues to decrease. Accordingly, our royalties may decline further in future periods.
     Royalties we earn under our co-promotion agreement with Kos are based on the aggregate sales of Niaspan and Advicor in a given quarter and calendar year, up to quarterly and annual maximum amounts. While the annual cap increases each year during the term of our arrangement, which ends July 2012, unless extended by either party for an additional year, the royalty rate and the Company’s promotion-related requirements will decline in calendar 2007 compared to 2006, after which the rate remains fixed throughout the remaining term of the agreement. Due to sales achieved to date during 2006, we expect to reach our annual sales cap for 2006 early in the December quarter and, therefore, expect our royalties earned during the quarter ending December 31, 2006 to be significantly lower than those earned in the prior calendar 2006 quarters.
     Development revenues earned during the quarter include research and development reimbursements from Shire, and the recognition of a portion of the deferred revenue related to the upfront payment we received from Shire. Development revenues earned during the current quarter under the agreements with Shire were not material, however we expect these revenues to increase substantially in future periods as we increase spending on the related development projects.
     Cost of Sales
     Cost of sales includes the cost of products we purchase from third parties, our manufacturing and packaging costs for products we manufacture, our profit-sharing or royalty payments to third parties, including raw material suppliers, changes to our inventory reserves, and stock-based compensation expense of certain departments. Amortization costs of $7.9 million for the three months ended September 30, 2006 and $3.1 million for the prior year period, arising from the acquisition of product rights, are included in selling, general and administrative expense.

     The following table sets forth cost of sales data, in dollars, as well as the resulting gross margins expressed as a percentage of product sales, for the three months ended September 30, 2006 and 2005 ($’s in millions):

	Three Months Ended September 30,
			Change
	2006	2005	$	%
Generic products	$65.5	$69.7	$(4.2)	-6%

Gross margin	67%	66%
Proprietary products	$16.2	$10.4	$5.8	56%

Gross margin	84%	83%
Total cost of sales	$81.7	$80.1	$1.6	2%

Gross margin	73%	70%
     Overall margins were higher compared to the prior year primarily due to the increasing contribution from our high-margin proprietary business, as proprietary sales constituted 34% of total sales in the three months ended September 30, 2006 versus 22% in the same period last year.
     The increase in proprietary margins was in large part due to the contributions of ParaGard and Mircette, which were acquired in the second quarter last year, SEASONIQUE, which we launched during the three months ended September 30, 2006, and SEASONALE as these high margin products comprised over 50% of our proprietary sales in the quarter.
     Generic margins were up slightly due to the continued strength of our generic oral contraceptives business and the launch of Fentanyl Citrate (generic Actiq) during the three months ended September 30, 2006. These factors more than offset margin declines in several of our other generics products.
Selling, General and Administrative Expense
     The following table sets forth selling, general and administrative expense for the three months ended September 30, 2006 and 2005 ($’s in millions):

	Three Months Ended September 30,
			Change
	2006	2005	$	%
Selling, general and administrative	$97.5	$68.6	$28.9	42%

     Selling costs increased $8.8 million, or 29%, during the three months ended September 30, 2006 compared to the same period in the prior year due to higher advertising and promotion spending associated with our recently launched SEASONIQUE and ENJUVIA™ products as well as the inclusion of marketing expenses related to Mircette and ParaGard, which we acquired subsequent to September 30, 2005.
     General and administrative costs for the three months ended September 30, 2006 included a $6.0 million payment to a raw material supplier arising out of the settlement of a patent challenge, while the same period in the prior year included a $4.1 million expense representing an estimate of the fair value of our indemnity obligation to Teva related to the launch of generic Allegra. Other general and administrative expenses were approximately $18.0 million higher as compared to the same period in the prior year. This increase represents approximately $8.0 million of higher IT costs, primarily related to depreciation and amortization of previously capitalized SAP implementation costs and consulting fees, and $5.0 million of higher amortization of acquired intangibles due to the ParaGard and Mircette acquisitions. We expect amortization of intangibles to increase significantly as we begin to amortize the intangibles associated with the acquisition of PLIVA, and, to a lesser extent, Adderall IR, which we acquired from Shire.

Research and Development
     The following table sets forth research and development expenses for the three months ended September 30, 2006 and 2005 ($’s in millions):

	Three Months Ended September 30,
			Change
	2006	2005	$	%
Research and development	$40.0	$35.1	$4.9	14%

     Research and development expenses during the three months ended September 30, 2006 increased 14% to $40.0 million as compared to the same period in the prior year. This increase was driven by higher clinical trial costs in our generic and proprietary development programs of $5.9 million, which included higher costs associated with the development of the Adenovirus vaccine. Higher spending in theses areas was partially offset by a decline in third party development costs of $3.1 million.
Other Income (expense), net
     The following table sets forth other income (expense) for three months ended September 30, 2006 and 2005 ($’s in millions):

	Three Months Ended September 30,
			Change
	2006	2005	$	%
Other income (expense), net	$(42.9)	$(0.5)	$(42.4)	-8480%

     Other expense increased by $42.4 million during the three month period ended September 30, 2006 when compared to the same period in the prior year primarily as a result of a $42.8 million reduction in the value of our foreign currency option related to the PLIVA acquisition. This reduction in fair value as compared to June 30, 2006 reflects several factors including the changes in the exchange rate between the Dollar and the Euro. The remaining portion of our foreign currency option, which had a value of $14.8 million as of September 30, 2006, was sold for $11.0 million during October in connection with the PLIVA acquisition. The difference of $3.8 million will be recorded as other expense in our consolidated results for the period ending December 31, 2006.
Income Taxes
     The following table sets forth income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the three months ended September 30, 2006 and 2005 ($’s in millions):

	Three Months Ended September 30,
			Change
	2006	2005	$	%
Income tax expense	$24.2	$47.4	$(23.2)	-49%

     Our effective tax rate for the three months ended September 30, 2006 was 31.4%, as compared to 36.3% for the prior year period. The current quarter’s tax rate is lower primarily due to the positive impact by the expiration of the federal and various state and local statutes of limitations for the treatment of certain costs that were associated with a prior acquisition. We expect our effective tax rate for the remainder of the year to be approximately 35.5% excluding the impact of the PLIVA acquisition that was completed on October 24, 2006, since the impact is uncertain and not reasonably estimable.

Liquidity and Capital Resources
     Our primary source of cash is the collection of accounts and other receivables primarily related to product sales and our alliance, development and other revenues. Our primary uses of cash include financing inventory, research and development, marketing, capital projects and business development activities such as our PLIVA acquisition.
     Within the past 12 months, cash flows from operations have been more than sufficient to fund our cash needs. At September 30, 2006, our cash, cash equivalents and short-term marketable securities totaled $753.4 million, an increase of $151.5 million from our position at June 30, 2006.
Operating Activities
     Our operating cash flows for the quarter ended September 30, 2006 were $205.4 million compared to $84.4 million in the prior year period. The increase in cash flows reflects the timing of certain items including (1) the decrease of accounts receivable and other receivables by $63.4 million and (2) an increase in accounts payable, accrued expenses and other liabilities of $43.5 million. The decrease in accounts receivable was attributable in large part to the receipt of outstanding royalties of $22.0 million relating to prior quarters. The increase in accounts payable, accrued expenses and other liabilities was primarily due to the upfront payment from Shire of $25.0 million, as described above.
Investing Activities
     Our net cash provided by investing activities was $30.8 million for the quarter ended September 30, 2006 compared to net cash used in investing activities of $210.6 million for the prior year period. The cash provided by investing activities in the current period consisted mainly of net sales of marketable securities of $103.5 million reduced by capital expenditures of $11.3 million and the acquisition of product rights of Adderall IR Tablets for $63.0 million as described above. The prior year period included net purchases of marketable securities of $191.6 million and capital expenditures of $15.9 million.
Financing Activities
     Net cash provided by financing activities during the quarter ended September 30, 2006 was $12.6 million compared to $36.4 million in the prior year period. The net cash provided by financing activities in the current quarter reflects the proceeds from the exercise of stock options and employee stock purchases of $4.6 million, and $8.3 million for the tax benefit of stock incentive plans. The net cash provided by financing activities in the prior year period primarily reflects proceeds from the exercise of stock options and employee stock purchases of $22.5 million and the tax benefit of stock incentive plans of $14.3 million. The cash generated by options exercised and employee stock purchases is heavily dependent on the Company’s stock price, which increased during the September quarter of the prior year. The level of proceeds from stock option exercises realized in the prior year quarter was not repeated in the current quarter.
Sufficiency of Cash Resources
     We believe our current cash and cash equivalents, marketable securities, investment balances, cash flows from operations and un-drawn amounts of $300 million under our revolving credit facility are adequate to fund our operations and planned capital expenditures and to capitalize on strategic opportunities as they arise. We have and will continue to evaluate our capital structure as part of our goal to promote long-term shareholder value. To the extent that additional capital resources are required, we believe that such capital may be raised by additional bank borrowings, debt or equity offerings or other means.
     On July 21, 2006, the Company entered into an unsecured senior credit facility (the “Credit Facility”) pursuant to which the lenders provided us with credit facilities in an aggregate amount of $2.8 billion. Of such amount, $2.0 billion is in the form of a five-year term facility, $500 million is in the form of a 364-day term facility (collectively the “term facilities”), and $300 million is in the form of a five-year revolving credit facility. The term facilities bear interest at LIBOR plus 75 basis points. The Credit Facility includes customary covenants for agreements of this kind, including financial covenants limiting our total indebtedness on a consolidated basis. Also in July 2006, a letter of credit totaling approximately €1.9 billion was issued on our behalf under the Credit Facility. The letter of credit, which has been cancelled, was being used to support our tender offer at a cost of 0.875% per annum.

     In conjunction with the close of the PLIVA acquisition, on October 24, 2006, we drew down $2.0 billion of the five-year term facility and approximately $416 million of the 364-day term facility. The Company will acquire the remainder of PLIVA’s outstanding share capital and pay additional transaction related costs with existing cash balances and/or the remaining $84 million of the 364-day term facility. The combined cost of acquiring the share capital and the transaction costs are approximately $130 million.
Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements that have had, or are expected to have, an effect on our financial statements, other than the letter of credit totaling approximately €1.9 billion in support of our acquisition of PLIVA, which was cancelled in October upon our acquisition of PLIVA.
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
     There are no updates to our Critical Accounting Policies from those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Please see the “Critical Accounting Policies” sections of that report for a comprehensive discussion of our critical accounting policies.
Recent Accounting Pronouncements
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions. FIN 48 requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006. As the provisions of FIN 48 will be applied to all tax positions upon initial adoption, the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating FIN 48 and the effect on our consolidated financial statements.
     In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. FAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We are currently evaluating FAS No. 158 and the effect it may have on our consolidated financial statements.
     In September 2006, the FASB issued FAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating FAS No. 157 and the effect, if any, on our consolidated financial statements.

     In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We do not expect that the adoption of SAB 108 will have a material effect on our consolidated financial statements.
Forward-Looking Statements
     The preceding sections contain a number of forward-looking statements. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by their use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, in no particular order:
•	the difficulty in predicting the timing and outcome of legal proceedings, including patent-related matters such as patent challenge settlements and patent infringement cases;

•	the difficulty of predicting the timing of FDA approvals;

•	court and FDA decisions on exclusivity periods;

•	the ability of competitors to extend exclusivity periods for their products;

•	our ability to complete product development activities in the timeframes and for the costs we expect;

•	market and customer acceptance and demand for our pharmaceutical products;

•	our dependence on revenues from significant customers;

•	reimbursement policies of third party payors;

•	our dependence on revenues from significant products;

•	the use of estimates in the preparation of our financial statements;

•	the impact of competitive products and pricing on products, including the launch of authorized generics;

•	the ability to launch new products in the timeframes we expect;

•	the availability of raw materials;

•	the availability of any product we purchase and sell as a distributor;

•	the regulatory environment;

•	our exposure to product liability and other lawsuits and contingencies;

•	the cost of insurance and the availability of product liability insurance coverage;

•	our timely and successful completion of strategic initiatives, including integrating companies (such as PLIVA) and products we acquire and implementing our new enterprise resource planning system;

•	fluctuations in operating results, including the effects on such results from spending for research and development, sales and marketing activities and patent challenge activities;

•	our expansion into international markets through the completion of the PLIVA acquisition, and the resulting currency, governmental, regulatory and other risks involved with international operations;

•	our ability to service our increased debt obligations as a result of the PLIVA acquisition; and

•	other risks detailed from time-to-time in our filings with the Securities and Exchange Commission.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio of approximately $758.3 million. We do not use, nor have we historically used, derivative financial instruments to manage risk, other than in connection with our acquisition of PLIVA, as discussed below.
     Our investment portfolio consists of cash and cash equivalents and market auction debt securities primarily classified as “available for sale.” The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in a variety of high credit quality debt securities, including U.S., state and local government and corporate obligations, certificates of deposit and money market funds. Over 93% of our portfolio matures in less than three months, or is subject to an interest-rate reset date that occurs within 90 days. The carrying value of the investment portfolio approximates the market value at September 30, 2006 and the value at maturity. Because our investments consist of cash equivalents and market auction debt securities, a hypothetical 100 basis point change in interest rates is not likely to have a material effect on our consolidated financial statements.
     During the quarter ended June 30, 2006, we entered into a currency option agreement with a bank for the notional amount equal to €1.8 billion at a cost of $48.9 million to hedge our foreign exchange risk related to the acquisition of PLIVA. During the quarter ended September 30, 2006 we sold a portion of the option, reducing the notional amount to €1.7 billion, for $1.5 million in cash resulting in a recorded loss on the sale of $3.2 million. The remaining portion of our foreign currency option, which had a value of $14.8 million as of September 30, 2006, was sold during October in connection with the acquisition of PLIVA for proceeds of $11.0 million. The difference of $3.8 million will be recorded in our consolidated results for the period ending December 31, 2006.
     As of September 30, 2006, the Company had outstanding three foreign exchange contracts relating to the PLIVA acquisition that involved the purchase of HRK 1.7 billion, the Croatian currency, for $300 million. Each of these transactions was settled during October 2006, and the Company no longer has any risk associated with these contracts.
     None of our outstanding debt at September 30, 2006 bears interest at a variable rate.
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
     At the conclusion of the period ended September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report. There have been no significant changes to any of the disclosure controls and procedures for the period ending September 30, 2006. Additionally, there have not been any material changes in our internal control over financial reporting in the period ending September 30, 2006.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Litigation Matters
     The disclosure under Note 15 — Commitments and Contingencies — Litigation Matters included in Part I of this report is incorporated in this Part II, Item 1 by reference.
Item 1A. Risk Factors
     The statements in this section describe the major risks to our business and should be considered carefully. We provide the following cautionary discussion of risk, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in aggregate, we think could cause our actual results to differ materially from expected and historical results. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.
     We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. See “Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”
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
     Our largest single category of generic products is oral contraceptives, which accounted for approximately $121 million in revenues in our quarter ended September 30, 2006. In addition, we recorded revenues of $10 million or more during that period from each of two other generic products, Desmopressin, and royalties from the sale of a generic version of Allegra by Teva Pharmaceuticals. Two generic manufacturers have already launched a competing generic version of Desmopressin, and there are two competing generic Allegra products in addition to Teva’s. We anticipate added competition to Desmopressin and Allegra over time. In addition, we anticipate increasing competition to our generic oral contraceptives over time. Unless we can replace the anticipated losses of revenues from these products with revenues from new products, our revenues and profitability will suffer.
Competition from other manufacturers of generic drugs affecting our proprietary products
     Upon the expiration or loss of patent protection or regulatory exclusivity periods for one of our branded products, or upon the “at-risk” launch by a generic manufacturer of a generic version of one of our branded products, we can lose the major portion of sales of that product in a very short period, which can adversely affect our business. For example, SEASONALE was our largest selling proprietary product during the year ended June 30, 2006, generating $100 million in revenues. In May 2006, a competitor received tentative FDA approval for a generic version of SEASONALE and subsequently launched their product in September 2006. As the result of generic competition for SEASONALE, our revenues and gross profit contributions from SEASONALE will decline significantly.

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
•	an increase in the number of competitors who pursue patent challenges could make it more difficult for us to be first to file a Paragraph IV certification on a patent protected product;

•	branded company’s decision to launch an “authorized” generic version of the product will reduce our market share and lower the revenues and gross profits we could have otherwise earned if an “authorized” generic were not launched;

•	claims brought by third parties, including the FTC, various states’ Attorneys General and other third-party payers challenging the legality of our settlement agreements could affect the way in which we resolve our patent challenges with the brand pharmaceutical companies; and

•	the efforts of brand companies to use legislative and regulatory tactics to delay the launch of generic products.
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

     For our proprietary business, regulatory delays, the inability to successfully complete clinical trials or claims and concerns about safety and efficacy are a few of the factors that could adversely affect the timing of new proprietary product launches. In addition, decisions by regulatory authorities regarding labeling and other matters could adversely affect the availability or commercial potential of our products.
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

Legal Proceedings
     As described in “Legal Proceedings” in Part II, Item 1 of this Form 10-Q, we and certain of our subsidiaries are involved in various patent, product liability, consumer and commercial litigations and claims; government investigations; and other legal proceedings that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable, and unfavorable rulings do occur. An unfavorable ruling could include money damages or, in some rare cases, for which injunctive relief is sought, an injunction prohibiting Barr from manufacturing or selling one or more products. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.
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
Acquisitions
     We regularly review potential acquisitions of products and companies complementary to our business. Acquisitions typically entail many risks including, difficulties in integrating operations, personnel, technologies and products. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages that the acquisitions were intended to create, which may adversely affect our business, results of operations, financial condition and cash flows, and our ability to develop and introduce new products. See the discussion below regarding our acquisition of PLIVA.
Managing rapidly growing operations
     We have grown significantly over the past several years, extending our processes, systems and people. Our acquisition of PLIVA, as discussed below, has significantly added to our operations. We have made significant investments in enterprise resource systems and our internal control processes to help manage this incremental activity. We must also attract, retain and motivate executives and other key employees, including those in managerial, technical, sales and marketing and support positions to support our growth. As a result, hiring and retaining qualified executives, scientists, technical staff, manufacturing personnel, qualified quality and regulatory professionals and sales representatives are critical to our business and competition for these people can be intense. If we are unable to hire and retain qualified employees and if we do not continue to invest in systems and processes to manage our growth, our operations could be adversely impacted.
Use of estimates and judgments in applying accounting policies
     The methods, estimates and judgments we use in applying accounting policies have a significant impact of our results of operations (see “Critical Accounting Policies” in Part II, Item 7 of our Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change them. Changes in those methods, estimates and judgments could significantly affect our results of operations.
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
Acquisition of PLIVA
     On October 24, 2006, Barr Europe finalized the legal and regulatory requirements to acquire PLIVA, headquartered in Zagreb, Croatia. Under the terms of our cash tender offer, we paid approximately $2.4 billion, or HRK 820 per share for all shares tendered during the offer period. The transaction closed with 17,056,977 shares being tendered as part of the process, representing 92% of PLIVA’s total outstanding share capital being tendered to us. With the addition of the treasury shares held by PLIVA, we now own or control in excess of 95% of PLIVA’s voting share capital.
     We have begun the integration of the two companies. There are a number of operational and financial risks associated with this acquisition. The operational risks include, but are not limited to, the following:
•	the necessity of coordinating and consolidating geographically separated organizations, systems and facilities;

•	the successful integration of our management and personnel with that of PLIVA and retaining key employees; and

•	changes in intellectual property legal protections and remedies, trade regulations and procedures and actions affecting approval, production, pricing, reimbursement and marketing of products.
The financial risks related to this acquisition include, but are not limited to, the following:
•	our ability to satisfy obligations with respect to the $2.4 billion of debt that we incurred to help finance this transaction, all of which is at a variable rate of interest based upon LIBOR;

•	the ability of the combined company to meet certain revenue and cost synergy objectives;

•	charges associated with this transaction, including the write-off of acquired in-process research and development costs, additional depreciation and amortization of acquired assets and interest expense and other financing costs related to the new Credit Facility will negatively impact our net income; and

•	our international-based revenues and expenses will be subject to foreign currency exchange rate fluctuations.
     If management is unable to successfully integrate the operations and manage the financial risks, the anticipated benefits of this acquisition may not be realized and it could result in a material adverse effect on our operations and cash flow.

Item 6. Exhibits
     (a) Exhibits.

Exhibit No.	Description

10.1*	Settlement Agreement, dated August 14, 2006 by and between Barr Laboratories, Inc. and Shire Laboratories Inc.

10.2*	Product Development and License Agreement, dated August 14, 2006 by and between Duramed Pharmaceuticals, Inc. and Shire LLC

10.3*	Product Acquisition and License Agreement, dated August 14, 2006 by and among Duramed Pharmaceuticals, Inc. and Shire LLC, Shire plc

31.1	Certification of Bruce L. Downey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William T. McKee pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Certain portions of this exhibit have been omitted intentionally, subject to a confidential treatment request. A complete version of this agreement has been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARR PHARMACEUTICALS, INC.
Dated: November 9, 2006	/s/ Bruce L. Downey
Bruce L. Downey
Chairman of the Board and Chief Executive Officer

/s/ William T. McKee
William T. McKee
Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)