Form 10-KT
period 2006-12-31
BARR PHARMACEUTICALS INC
filed 2007-03-01
CIK 10081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/T
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 1, 2006 to December 31, 2006
Commission file number 1-9860

Barr Pharmaceuticals, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	42-1612474

(State or Other Jurisdiction of	(I.R.S. — Employer
Incorporation or Organization)	Identification No.)

400 Chestnut Ridge Road	07677-7668
Woodcliff Lake, New Jersey	(Zip Code)
(Address of principal executive offices)
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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
     Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold on December 29, 2006, was approximately $5.5 billion. For purposes of this calculation, shares held by directors, executive officers and 10% shareholders of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that these individuals are, in fact, affiliates of the Registrant.
     As of February 14, 2007, there were 106,648,833 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registration’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 17, 2007, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the transition period to which this Report relates.

BARR PHARMACEUTICALS, INC.
INDEX TO TRANSITION REPORT ON FORM 10-K/T
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006

PART I
ITEM 1. BUSINESS
     Safe Harbor Statement and Market Data
          This Transition Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 1A — “Risk Factors”.
     This report also contains market and industry data obtained from industry publications. We have not independently verified any of this information and its accuracy and completeness cannot be guaranteed.
     Change in Fiscal Year
          On September 21, 2006, the Board of Directors of Barr Pharmaceuticals, Inc. (“Barr”, the “Company”, “we”, “us” or “our”) approved a change in our fiscal year end from June 30 to December 31. We made this change to align our fiscal year end with that of our recently acquired subsidiary, PLIVA d.d. (“PLIVA”), and with other companies within our industry. This Form 10-K/T is a transition report for the period from July 1, 2006 through December 31, 2006 (the “Transition Period”). Subsequent to this report, our reports on Form 10-K will cover the calendar year January 1 to December 31. We refer to the period beginning July 1, 2005 through June 30, 2006 as “fiscal 2006”, the period beginning July 1, 2004 through June 30, 2005 as “fiscal 2005” and the period beginning July 1, 2003 through June 30, 2004 as “fiscal 2004”. All information, data and figures provided in this report for fiscal 2006, 2005 and 2004 relate solely to Barr’s financial results and do not include the results of PLIVA, which we acquired in late October 2006.
OVERVIEW
           We are a global specialty pharmaceutical company that operates in more than 30 countries worldwide. Our operations are based primarily in North America and Europe, with our key markets being the United States, Croatia, Germany, Poland and Russia. We are primarily engaged in the development, manufacture and marketing of generic and proprietary pharmaceuticals. We are one of the world’s leading generic drug companies. During the Transition Period, which includes PLIVA’s results of operations from October 25, 2006 through December 31, 2006, we recorded $837.5 million of product sales and $916.4 million of total revenues worldwide. In addition, we are actively involved in the development of generic biopharmaceutical products, an area that we believe provides significant prospects for long-term earnings and profitability.
          We market and sell generic pharmaceutical products in the U.S., Europe and certain other countries in the rest of the world (which we refer to as “ROW”). During the Transition Period, we recorded $636.6 million of sales of generic pharmaceutical products. We conduct our generics business in North America principally through our Barr Laboratories subsidiary and in Europe and the ROW through our PLIVA subsidiary.
          Our generic product portfolio includes solid oral dosage forms, injectables and cream/ointment products. At December 31, 2006, we marketed for sale (a) in the U.S., approximately 245 different dosage forms and strengths of approximately 115 different generic pharmaceutical products, including 24 oral contraceptive products, and (b) in Europe and the ROW, approximately 320 different molecules, representing 1,250 generic pharmaceutical products in approximately 3,120 different presentations (where one molecule in one market represents a product, and each combination of a formulation and strength represents one presentation).
          Our generic product development efforts are focused primarily on high barrier-to-entry products for all our markets, utilizing our various drug delivery platforms. We have development and manufacturing capabilities for active pharmaceutical ingredients to support our internal product development efforts.
          We market and sell proprietary pharmaceutical products primarily in the United States. During the Transition Period, we recorded $200.9 million of sales of proprietary pharmaceutical products. Our proprietary business is conducted by our Duramed Pharmaceuticals (“Duramed”) subsidiary.
          Our proprietary product portfolio and pipeline is largely concentrated in the area of female healthcare. At December 31, 2006, we marketed 25 proprietary pharmaceutical products. These products include, among others:

SEASONIQUE™ (levonorgestrel/ethinyl estradiol tablets 0.15 mg/0.03 mg and ethinyl estradiol tablets 0.01 mg), our extended-cycle oral contraceptive product; Mircette® (Desogestrel and Ethinyl Estradiol), an oral contraceptive; ParaGard® T 380A (intrauterine copper contraceptive), our IUD contraceptive product; Plan B® (levonorgestrel), our dual-label, over-the-counter (OTC)/Rx emergency contraceptive; and ENJUVIA™ (synthetic conjugated estrogens, B), our line of hormone therapy products.
          Biopharmaceuticals represent a significant subset of pharmaceutical products and are manufactured with the use of live organisms as opposed to chemical (non-biological) compounds. At December 31, 2006, we had several generic biopharmaceutical products in various stages of development, including granulocyte colony stimulating factor (“G-CSF”), a protein that stimulates the growth of certain white blood cells. We are optimistic about our prospects as a leader in the generic biopharmaceuticals market worldwide, and are actively working with the U.S. Congress and the United States Food and Drug Administration (the “FDA”) to create a regulatory pathway for generic biopharmaceuticals in the United States.
          To supplement our internal efforts in support of our business strategies, we continually evaluate business development opportunities that we believe will strengthen our product portfolio and help grow our traditional generic and proprietary businesses, as well as our generic biopharmaceutical business. A primary example of our execution of this strategy is our recent acquisition of PLIVA, as discussed in greater detail below.
          We operate manufacturing, research and development and administrative facilities in six primary locations within the U.S., three primary locations in Europe and one location in India. Our organizational structure reflects the global nature of our business and the sharing of resources between our generic and proprietary businesses. For example, our operating and corporate functions are managed on a global basis, supporting both generic and proprietary activities.
          Barr Pharmaceuticals, Inc. is a Delaware holding company that was formed through a reincorporation merger on December 31, 2003. Our predecessor entity, a New York corporation, was formed in 1970 and commenced active operations in 1972. Our administrative headquarters are located at 400 Chestnut Ridge Road, Woodcliff Lake, New Jersey 07677, and our main telephone number is 201-930-3300.
          Our Internet address is www.barrlabs.com. We do not intend for this website address to be an active link or to otherwise incorporate by reference the contents of the website into this report. We post the following filings in the Investors section of our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings on our Investors section of the website are available free of charge. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room or electronically through the SEC website (www.sec.gov). We also provide information concerning corporate governance, including our Corporate Governance Guidelines, Board committee charters and committee composition, Code of Conduct and other governance information within the Investors section of our website.
     PLIVA Acquisition
           On October 24, 2006, through our subsidiary, Barr Laboratories Europe B.V. (“Barr Europe”), we completed the acquisition of PLIVA, a generic pharmaceutical company headquartered in Zagreb, Croatia. Under the terms of the cash tender offer, Barr Europe made payments of approximately $2.4 billion based on an offer price of HRK 820 per share (in the Croatian currency) for all shares tendered during the offer period. The transaction closed with 17,056,977 shares being tendered as part of the process, representing approximately 92% of PLIVA’s total share capital being tendered to Barr Europe. With the addition of the treasury shares held by PLIVA and shares we acquired in the open market after the offer period expired, we now own or control 97% of PLIVA’s voting share capital.
           Under Croatian law, our ownership of more than 95% of the voting shares in PLIVA permits us to undertake the necessary actions to acquire the remainder of PLIVA’s outstanding share capital. We are undertaking the necessary steps to purchase the remaining shares at an expected price of HRK 820 per share, the same per share price offered to shareholders during the formal tender period. This process and the subsequent pay-out to remaining shareholders is expected to be completed in the first half of 2007.
          The PLIVA acquisition has been a transforming event for the Company. Prior to the acquisition, we marketed generic and proprietary pharmaceutical products almost exclusively in the United States. With our acquisition of PLIVA, we have significantly increased our global reach and now have access to additional internally developed drug delivery and development capabilities. We now operate in more than 30 countries worldwide. We have supplemented our historical solid oral dosage form product portfolio with PLIVA’s portfolio, and capabilities for developing, injectable products and cream/ointment products.
          We also have combined two companies that are at the forefront of the development of generic biopharmaceuticals, with Barr traditionally focusing on the U.S. market and PLIVA principally focusing on the European markets (where a regulatory pathway for generic biopharmaceuticals already exists).
          In addition, the PLIVA acquisition has increased our research and development capabilities, including the addition of a recently opened bio-study facility in Goa, India. It also has given us access to low cost manufacturing capabilities in Croatia, Poland and the Czech Republic, and the opportunity to conduct product research and development in jurisdictions that offer favorable tax treatment for such activities.
          Since the closing of the transaction, members from key functions of both organizations have been working diligently on over 100 integration initiatives. As a result, we have accomplished several significant milestones, some of which are highlighted below:
•	We have established a single point of contact for all of our U.S. customers.

•	Our Forest, Virginia facility became the single point of distribution for all generic products in the United States.

•	We have moved all PLIVA proprietary products sold previously under the Odyssey label to our Duramed label.

•	We completed the FTC-ordered divestitures of four products.

•	We timely complied with our post-closing regulatory reporting requirements, including the filing of a Form 8-K/A with the SEC on January 9, 2007 that included a reconciliation of the historical PLIVA financial statements under International Financial Reporting Standards (“IFRS”) to U.S. Generally Accepted Accounting Principles (“GAAP”), and presented pro forma financial information for the twelve months ended June 30, 2006.

•	We have identified certain less profitable businesses as candidates for possible disposition.

GENERIC PHARMACEUTICALS
          We are a global leader in the generic pharmaceutical industry. Generic drugs are the chemical and therapeutic equivalents of brand-name drugs, typically sold under their generic chemical names at prices below those of their brand-name equivalents. In the U.S., our largest market, our generic products are currently marketed under both the Barr and PLIVA labels, although we are in the process of transitioning the PLIVA label products to the Barr label in order to have a single corporate identity for all of our generic products in the U.S.
          Outside the U.S., our operations are primarily in Central and Eastern Europe, including Croatia, Germany, Poland, Russia and the Czech Republic (the “Key Non-U.S. Markets”), where the markets vary considerably from the U.S. market in that in many cases there is a market for branded generic products (i.e., generic products sold under a company name) for which there are only limited opportunities for generic substitution by the pharmacist. As a result, physician and pharmacist loyalty to a particular company’s generic product can be a significant driver in obtaining market share. In the recently expanded European Union (“EU”), as regulated by the European Medicine Agency (“EMEA”), the EU’s equivalent of the FDA, the generic pharmaceutical industry is becoming an increasingly important supplier of pharmaceuticals.
          We have the capability to develop, manufacture and market generic pharmaceuticals in various dosage forms, including tablets and capsules, creams, injectables, and ointments. Our relationships with third parties provide access to other drug delivery systems, such as nasal sprays, patches and sterile ophthalmics.
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
          We also develop and manufacture active pharmaceutical ingredients (“API”), primarily for use internally and, to a lesser extent, for sale to third parties. We manufacture 28 different API for use in pharmaceuticals through our facilities located in Croatia and the Czech Republic. We believe that our ability to produce API for internal use may provide us with a strategic advantage over competitors that lack this ability, particularly as to the timeliness of obtaining API for our products.
          For a description of the regulatory process that applies to developing generic pharmaceuticals, see “Government Regulation” below.
     Filings and Approvals
          We file each of our regulatory submissions for generic products with the expectation that (1) the applicable regulator will approve the marketing of the applicable product, (2) we will validate our process for manufacturing that product within the specifications that have been or will be approved by the applicable regulator and (3) the cost of producing the inventory relating to the applicable product will be recovered from the commercialization of the product.
     United States
          During the Transition Period, in the U.S. market, we:
•	filed 11 abbreviated new drug applications (“ANDAs”) with the FDA;

•	received FDA approvals for seven generic products; and

•	launched seven new generic products.
          At December 31, 2006, we had approximately 60 ANDAs, including tentatively approved applications, pending at the FDA, targeting branded pharmaceutical products with an estimated $30 billion in annual sales, based on industry source data.
     Other Markets
          During the Transition Period (a portion of which pre-dates our acquisition of PLIVA), we submitted for registration 85 products in 166 different presentations (where one molecule in one market represents a product and each combination of a formulation and strength represents one presentation), representing 39 individual molecules. During this period, we also received approvals for 109 products in 225 different presentations, representing 54 different molecules. As of December 31, 2006, with regulatory bodies in Europe and ROW, we had a total of 297 product registrations pending, representing 94 molecules in 671 different presentations.
Operations in our Key Non-US Markets
          Croatia. Croatia is the site of our European operations headquarters, where we have manufacturing, R&D, biopharmaceutical and API facilities. Croatia is our top European market in terms of revenues. As of the end of 2006, we were the leader in the Croatian pharmaceutical market with approximately 20% market share. Currently, we market some of the top products for the Croatian pharmaceutical market including Sumamed (azithromycin), Klavocin (amoxicillin clavulanic acid), Voltaren (diclofenac) and Peptoran (ranitidine). The Croatian market is a strong branded generic market where substitution at the pharmacy level is not allowed. Physicians represent the key decision makers in this market, making product detailing of great importance. Croatia currently has a reimbursement system based on two independent product lists, one where essential drugs are fully reimbursed, and a second where other select drugs are partially reimbursed.
          Germany. The German market is the largest pharmaceutical market in Europe and is our number two European market in terms of revenues. In Germany, we market our products through our subsidiary, AWD.pharma, and our largest selling product is Katadalon (flupirtine). Like the markets of Central and Eastern Europe, the German market is predominantly a branded generics one with doctors prescribing international nonproprietary name (“INN”) products and corporate brands. Substitution is possible at the pharmacy level, but only with one of the three lowest priced generic alternatives available. All prescription drugs are reimbursed up to the respective reference price. In 2006, the government introduced a number of new measures that have had a significant impact on the generic pharmaceutical market. First, it has introduced a price moratorium which eliminates the possibility of increasing prices through March 2008. Second, it has imposed a mandatory producer rebate of 10% and banned any further discounts or rebates in kind to pharmacists. Third, it has allowed health insurers to waive the patient co-pay in cases where the generic is priced at least 30% below the reference level. At this time, prices for products have been somewhat reduced, but higher volumes have mostly offset the lower pricing.
          Poland. We have both manufacturing and R&D facilities in Poland. The Polish pharmaceuticals market is the second largest in Central and Eastern Europe and relies heavily on generic drugs, though it remains a branded market with emphasis on product promotion. Sumamed is our largest selling product in Poland, where we also have a strong portfolio of over the counter drugs. We currently rank third in this generic market, where no single player dominates or has significant market share. As a result of high patient co-payments, competition among pharmacies and general economic growth, the market is highly competitive and is expected to grow.
          Russia. Our PLIVA subsidiary began operating in Russia over 30 years ago. Our largest selling product in Russia is Sumamed, which retains its leading position, despite over 15 generic competitors. The Russian market is the largest in Central and Eastern Europe and is also one of the fastest growing. The market is fragmented and no one company dominates. State involvement in the market is limited and most expenditures on drugs are made directly by individuals to pharmacists. In 2005, the government created the first federal program, known as the “DLO”, providing reimbursement for drugs that are on the DLO list. In November 2006, the government published a revised DLO list with significant changes that have affected participating companies to differing degrees. In addition, the budget for the DLO was significantly overspent in 2006, which has created large delays in payment to producers. Despite these concerns, we believe that the Russian market offers significant growth potential because of the overall robust economy and the relatively untapped market.
          Czech Republic. We have both manufacturing and R&D facilities, focused on cytostatic capabilities that include both injectables and solid dosage forms, in the Czech Republic. The Czech Republic pharmaceuticals market is branded, with doctors making the key decisions and companies marketing to general practitioners. Reimbursement is organized using a reference pricing system centered on a defined daily dose (DDD) of active ingredient. Currently, Zorem (amlodipine) is our largest selling product in the Czech Republic.

     Generic Product Portfolio
          Set forth below is a description of certain generic products that contributed significantly to our revenues in the Transition Period.
          Oral Contraceptives. We currently manufacture and market 24 generic oral contraceptive products in the U.S. under trade names including Aviane®, Kariva® and Tri-Sprintec®. Our oral contraceptives compete with the branded versions of the products, and in most instances, with other generic products and/or “authorized” generic versions of the branded product. “Authorized” generics are generic products that are manufactured under the brand pharmaceutical company’s New Drug Application (“NDA”) and sold either by the brand company itself or through a licensee. Oral contraceptives are the most common method of reversible birth control, used by approximately 82% of women in the U.S. at some time during their reproductive years. Oral contraceptives have a long history with widespread use attributed to many factors, including efficacy in preventing pregnancy, safety and simplicity in initiation and discontinuation, medical benefits and relatively low incidence of side effects. According to industry sources, the oral contraceptive market in the U.S. had sales of approximately $3.2 billion during 2006.
          Fentanyl Citrate. In the U.S., we market an oral transmucosal fentanyl citrate product that is the generic version of Cephalon’s ACTIQ (oral transmucosal fentanyl citrate) [C-II], 200 mcg, 400 mcg, 600 mcg, 800 mcg, 1200 mcg, and 1600 mcg cancer pain-management product. We launched this product in September 2006 under a license agreement previously granted to us by Cephalon in August 2004, pursuant to a Federal Trade Commission order. The license grants us a non-exclusive right to sell a generic version of ACTIQ. Under the licensing agreement, Cephalon is currently supplying us with fentanyl citrate manufactured under Cephalon’s NDA, which we have the right to market. Our ANDA is currently under active review at the FDA. Our product competes with Cephalon’s authorized generic, which Cephalon has licensed to a third party.
          Azithromycin/Sumamed. Our Azithromycin product is the generic equivalent of Pfizer’s Zithromax® antibacterial treatment product, available in tablet, oral suspension and injectable formulations. Following the expiry of the Azithromycin compound patent in the U.S. in November 2005, we launched the generic tablet version in the U.S. and are currently one of four generic competitors in the U.S. In July 2006, we launched the first generic oral suspension version in the U.S. and are currently one of three generic competitors in that market. In January 2007, we also received approval from the FDA to market our injectable form and intend to launch that product in the U.S. in the quarter ending June 30, 2007. In Europe and ROW, we sell Azithromycin under the trade name Sumamed and detail it to physicians and pharmacists.
          Katadolon (flupirtine). Katadalon is a centrally acting non-opioid analgesic with muscle-tone normalization effect and the ability to prevent pain chronification by inhibiting the development of “pain memory”. Due to the unique structure and mode of action as a selective neuronal potassium channel opener, Katadolon is the prototype of a new class of analgesic substances. It has been in clinical use since 1984 and is marketed and actively promoted in Germany, Russia, other Central and Eastern European countries, and China. Katadolon S-long, the slow release formulation of flupirtine maleate, is registered and has been available on the German market since April 2006.
          The table below sets forth those products, or classes of products, within our generics segment that accounted for 10% or more of that segment’s total product sales during the Transition Period or during fiscal 2006, 2005 and 2004:

	Transition	Fiscal Year Ended June 30,
	Period	2006	2005	2004
Oral contraceptives	53%	48%	53%	35%
Ciprofloxacin	*	*	*	33%
Desmopressin	*	13%	*	*

*	Denotes less than 10% in the period indicated.

     Sales and Marketing
          We market our generic products to customers in the U.S. and Puerto Rico through an integrated sales and marketing team that includes a four-person national accounts sales force. The activities of the sales force are supported by our marketing and customer service organization in our Woodcliff Lake, New Jersey offices. The U.S. customer base for our generic products includes drug store chains, supermarket chains, mass merchandisers, wholesalers, distributors, managed care organizations, mail order accounts, government/military and repackagers.
          We promote our generic products in Europe and the ROW through over 1,400 sales representatives, including contract sales representatives and marketing employees. While products may be promoted to different audiences in different countries, the sales representatives generally promote branded generic products to physicians and pharmacists. While we have very few dedicated sales representatives for our generics business in the U.S., the larger number of sales representatives in Europe is attributable to Europe being largely a “branded generics” market, as compared with the substitution-based generics market in the U.S., where bioequivalent generic products can be easily substituted for one another.
          Net sales to customers who accounted for 10% or more of our generic product sales during the Transition Period or during fiscal 2006, 2005 and 2004 were as follows:

	Transition	Fiscal Year Ended June 30,
	Period	2006	2005	2004
McKesson Drug Company	17%	22%	15%	21%
Cardinal Health	*	10%	13%	12%
AmeriSource Bergen	*	*	10%	*
Walgreens	11%	13%	15%	16%
CVS	*	12%	12%	*

*	Denotes less than 10% in the period indicated.
     Patent Challenges
          As part of our generic development activities for the U.S. market, we develop generic versions of select brand products where we believe the patents relating to the brand products are invalid, unenforceable or not infringed by our competing generic products. Utilizing the patent challenge process under the Hatch-Waxman Act (discussed below), we seek to invalidate patents or to obtain a declaration that our generic version does not infringe the patent. Our development activities in this area, including sourcing raw materials and developing equivalent products, are designed to obtain FDA approval for our product. Our legal activities in this area, performed by outside counsel, work toward eliminating the barrier to market entry created by the patents.
     Our Patent Challenge History
          Our efforts in the area of challenging patents on branded pharmaceutical products have resulted in the successful conclusion of 16 out of 18 cases as of December 31, 2006. Successful outcomes have included: court rulings in our favor invalidating patents or finding that our product does not infringe an existing patent; situations in which we have not been sued for patent infringement; and settlements with the patent holder. Unfavorable outcomes, including court rulings in favor of the patent holder, result in our not being able to launch a generic product until the patent(s) on the brand pharmaceutical product expires. Recent examples of successful outcomes to our patent challenges include:
•	ADDERALL XR. ADDERALL XR is a once-daily, extended-release, mixed salt amphetamine product that is indicated for the treatment of ADHD and narcolepsy. In August 2006, we entered into a product acquisition agreement, a product development agreement, and settlement and license agreements with Shire plc to settle our pending patent infringement dispute. Under the terms of the agreements, we (1) purchased Shire’s ADDERALL® (immediate-release mixed amphetamine salts) tablets for $63 million; (2) granted Shire a license to obtain regulatory approval for and market in certain specified territories our SEASONIQUE.

extended-cycle oral contraceptive product, along with five products in various stages of development, for an initial $25 million payment for previously incurred product development expenses, and for reimbursement of development expenses incurred going forward, up to a maximum of $140 million over an eight-year period, not to exceed $30 million per year; and (3) are able to launch a generic version of ADDERALL XR on April 1, 2009, more than nine years earlier than the last-to-expire Shire listed patent.

•	Desmopressin. Desmopressin is the generic equivalent of Ferring B.V.’s DDAVP® Tablets. DDAVP Tablets are indicated as antidiuretic replacement therapy in the management of central diabetes insipidus and for the management of the temporary polyuria and polydipsia following head trauma or surgery in the pituitary region. DDAVP is also indicated for the management of primary nocturnal enuresis. Following the February 2005 summary judgment ruling by the U.S. District Court for the Southern District of New York that the patent alleged to cover DDAVP is unenforceable and not infringed by our product, we launched Desmopressin Acetate tablets, 0.1 mg and 0.2 mg, on July 5, 2005. In February 2006, the Federal Circuit Court affirmed the District Court’s ruling that the patent at issue is unenforceable. In October 2006, the U.S. Supreme Court denied Ferring’s petition for a writ of certiorari.

•	Modafinil. Modafinil is the generic equivalent of Cephalon’s PROVIGIL®. In February 2006, we entered into an agreement with Cephalon to settle our pending patent infringement dispute in the U.S. related to PROVIGIL. Under the terms of the settlement, Cephalon granted us a non-exclusive, royalty-bearing right to market and sell a generic version of PROVIGIL in the U.S. Our license will become effective in October 2011, unless Cephalon obtains a pediatric extension for PROVIGIL, in which case we would be permitted entry in April 2012. We may be allowed to enter at an earlier date based upon the entry of another generic version of PROVIGIL.

•	Niacin. Niacin is the generic equivalent of Kos Pharmaceuticals’ Niaspan® product. In April 2005, we entered into co-promotion, licensing and manufacturing, and settlement and license agreements relating to the resolution of the patent litigation involving Niaspan. Under the terms of the agreements, we: (1) co-promote the current Niaspan and Advicor® products (the “Kos Products”) to obstetricians, gynecologists and other practitioners with a focus on women’s healthcare in the U.S. using our 103-person specialty sales force and in return we receive a royalty based upon overall sales of the Kos Products, whether by Kos or our sales force, as described elsewhere in this report; (2) serve as a stand-by, alternate supply source for the Kos Products; and (3) will be allowed to launch generic versions of the Kos Products on September 20, 2013, about four years before the last of the applicable Kos patents is set to expire.
     Pending Patent Challenges
          At December 31, 2006, we had publicly disclosed the following patent challenges that are in various stages of litigation:

U.S.
Branded
Market Value
ANDA Name (Brand Product)	($ millions)*
Alendronate Sodium (Fosamax®)	$1,909.0
Drospirenone and Ethinyl Estradiol (YASMIN®)	552.2
Fexofenadine (Allegra® Tablets, Allegra D®)	1,331.1
Fluoxetine HCl (Prozac® Weekly™)	30.7
Galantamine Hydrobromide Tablets (RAZADYNE®)	150.7
Galantamine Hydrobromide Extended-Release Capsules (RAZADYNE® ER)	83.7
Norgestimate/EE (TRI-CYCLEN LO®)	403.7
Olanzapine ODT (ZYPREXA® Zydis®ODT)	246.4
Oxandrolone Tablets (Oxandrin®)	58.7
Pramipexole Dihydrochloride (MIRAPEX®)	291.0
Raloxifene Hydrochloride (EVISTA®)	685.7
Thalidomide (Thalomid®)	415.6
Topiramate Capsules (Topamax® Sprinkle Capsules)	43.7
Tramadol HCl & Acetaminophen (ULTRACET®)	135.9
Triamcinolone Acetonide (NASACORT® AQ)	345.9

Total	$6,684.0

*	Source: IMS Health — twelve months sales ended December 31, 2006.
          Set forth below is a discussion of a patent-challenge matter listed in the above table.
          Allegra Tablets. Several patents related to fexofenadine hydrochloride, 30 mg, 60 mg and 180 mg tablets, the generic versions of Sanofi-Aventis’ Allegra® tablets, are subject to litigation. Through an arrangement with Teva, we launched a limited quantity of our generic fexofenadine hydrochloride tablet product in order to enable Teva to market its generic fexofenadine hydrochloride tablet product during our 180-day generic exclusivity period. We participate in the profits Teva earns from the ongoing sales of its product. We and Teva launched this product “at risk,” meaning prior to the rendering of a final decision in the patent challenge litigation. If we are unsuccessful in the litigation, we and Teva could be liable for substantial damages that could have material adverse effect on the results of our operations. See “Item 3 — Legal Proceedings —Pending Litigation Matters — Patent Matters — Fexofenadine Hydrochloride Suit” below for additional information on the status of this litigation.
          We will continue to pursue patent challenges and will evaluate future “at risk” launches based on the strength of our case.
PROPRIETARY PHARMACEUTICALS
          We manufacture and market proprietary pharmaceutical products under the Duramed label in the United States and Canada. These products include both products that we develop internally and products that we acquire, whether through licensing or acquisition. Proprietary products often are patent-protected or benefit from other non-patent market exclusivities. Although the proprietary products that we develop involve substantially higher risk to bring to market and require more extensive research and development activities on our part when compared with our generic products, they offer the potential for a longer period of market or product exclusivity and may generate greater returns than most of our generic products. The same is true for the proprietary products that we acquire, although they often involve less development risk. Actively promoted proprietary products require greater sales and marketing expenses than generic products because we need to promote them directly to healthcare providers using our sales representatives and, in some cases, directly to consumers through direct-to-consumer advertising.
          In the U.S., FDA approval is required before any new drug can be marketed. An NDA contains complete pre-clinical and clinical safety and efficacy data (or a right of reference to such data), and must be submitted to the FDA to obtain approval of a new drug. Before dosing of a new drug may begin in healthy human subjects or patients, stringent government requirements for pre-clinical data must be satisfied. The pre-clinical data, derived primarily from laboratory studies, are submitted in an Investigational New Drug (“IND”) application, or its equivalent in countries outside the U.S. where clinical trials are to be conducted. The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.
          The regulatory process for approval of an NDA is discussed in greater detail below under “Government Regulation — New Drug Application Process.”
          Our proprietary development activities are focused primarily on expanding our portfolio of women’s healthcare products, which includes oral contraceptives, hormone therapy treatments for menopause/perimenopause and treatment for endometriosis, labor and delivery, and breast disease. An important part of our product development strategy is to develop a broad line of products, to be prescribed primarily by OB/GYNs, that are designed to meet the unmet medical needs of women. Our focus in the area of extended-cycle oral contraception, which we established with the launch of SEASONALE in 2003 and subsequent launch of the next-generation SEASONIQUE in July 2006, is providing women with the option of four periods per year. In addition, and in response to current contraception trends of altering the hormone interval, we also provide women with the option of low-dose estrogen instead of a hormonal-free interval, through our SEASONIQUE and Mircette products. We are also pursuing a urology product that utilizes our transvaginal ring technology to treat urinary incontinence.
          In areas other than women’s healthcare, we are pursuing a second urology product targeted at the symptoms associated with the treatment of prostate cancer. In addition, we are developing two oral vaccine products to prevent Adenovirus (Types 4 & 7) infections in U.S. military personnel under contract with the Department of Defense. We continue to identify other proprietary product candidates that further expand our product offerings in women’s healthcare and are actively evaluating additional therapeutic categories to add to our proprietary portfolio.
          As a result of internal development and business development activities, at the end of the Transition Period we had a broad pipeline of short-, mid- and long-term opportunities that include several proprietary products in clinical development, three of which are in Phase III studies, and several NDAs pending at the FDA. See “Products in Development.”
          Our proprietary research and development team has experience in managing clinical development programs and regulatory matters. This team works closely with our generic formulation, manufacturing and regulatory groups to maximize the efficiency and effectiveness of our development process.
     Proprietary Product Portfolio
          The following is a list of the proprietary products that we are actively promoting:
•	SEASONIQUE™ (Levonorgestrel/Ethinyl Estradiol and Ethinyl Estradiol) extended-cycle oral contraceptive

•	ENJUVIA™ (Synthetic Conjugated Estrogens, B) hormone therapy

•	ParaGard® T 380A (Intrauterine Copper Contraceptive) IUD

•	Mircette® (Desogestrel and Ethinyl Estradiol) oral contraceptive

•	Plan B® OTC/Rx (Levonorgestrel) emergency oral contraceptive

•	Niaspan® (Niacin Extended-Release Tablets) for high cholesterol (marketed under agreement with Kos Pharmaceuticals, Inc., a wholly owned subsidiary of Abbott)

•	Advicor® (Niacin Extended-Release/Lovastatin Tablets) for high cholesterol (also marketed under agreement with Kos Pharmaceuticals, Inc.)

          Set forth below are descriptions of certain of the proprietary products listed above.
          SEASONIQUE™. SEASONIQUE (levonorgestrel/ethinyl estradiol tablets 0.15 mg/0.03 mg and ethinyl estradiol tablets 0.01 mg) is our next generation extended-cycle oral contraceptive product. SEASONIQUE provides continuous hormonal support in the form of a low-dose of estrogen in place of the seven placebo pills. Under the SEASONIQUE extended-cycle regimen, women take active tablets of 0.15 mg levonorgestrel/0.03 mg of ethinyl estradiol for 84 consecutive days, followed by seven days of low-dose estrogen (0.01 mg of ethinyl estradiol). We launched SEASONIQUE in July 2006. In August 2006, we initiated full-scale detailing for SEASONIQUE utilizing our 250-person Women’s Healthcare and 103-person Specialty Sales Forces to approximately 40,000 healthcare providers. We have also initiated a fully integrated marketing campaign aimed at healthcare providers and patients which includes professional education materials, medical education initiatives, published data from our clinical studies demonstrating the safety and efficacy of the extended-cycle SEASONIQUE regimen, and product sampling kits that contain extensive information for patients. We are reinforcing our detailing activities with medical journal advertising and a direct-to-consumer advertising campaign, including television, print and web-based advertising.
          Plan B® Emergency Contraceptive. Plan B, which contains the synthetic progestin levonorgestrel, is an emergency oral contraceptive that is intended to prevent pregnancy when taken as soon as possible within 72 hours following unprotected intercourse or contraceptive failure. The FDA approved our application to market Plan B as an over-the-counter (OTC) product for consumers 18 years of age and older, while maintaining the prescription status for women 17 and younger. Our 250-Person Women’s Healthcare Sales Force, which had been promoting the Plan B prescription-only product, now promotes the dual-label Plan B OTC/Rx to a professional audience that includes pharmacists, physicians and other healthcare providers.
          We also implemented a CARE(SM) program (Convenient Access, Responsible Education) to provide information to pharmacists, physicians and other healthcare providers, as well as consumers, regarding the appropriate distribution, use and monitoring for compliance with prescription age requirements of Plan B OTC/Rx. The program also includes a comprehensive education program for healthcare professionals and consumers. In addition, we initiated various continuing education programs for pharmacists and other healthcare practitioners, and a publication plan that includes journal advertising. We continue to work closely with retail pharmacies and drug wholesalers to ensure that they understand and follow the FDA’s prescription age requirement for the dispensing of the product.
          ParaGard® IUD. Our ParaGard® T 380A (Intrauterine Copper Contraceptive) provides women with a long-term, reversible, non-hormonal contraceptive option. It is the only IUD approved for up to 10 years of continuous use and is more than 99% effective at preventing pregnancy. We believe that IUDs represent an underutilized contraceptive option for women in the United States, and we are well positioned to grow this category through consumer and professional education and marketing. ParaGard was approved in 1984 and has been marketed in the United States since 1988. Duramed acquired FEI Women’s Health, LLC and the ParaGard IUD in November 2005 and promotes the product to physicians and health care practitioners using its 103-person Specialty Sales Force.
          ENJUVIA™. In May 2006, we launched our ENJUVIA™ (synthetic conjugated estrogens, B) tablets and immediately initiated physician detailing using our Women’s Healthcare Sales Force. ENJUVIA is approved for the treatment of moderate-to-severe vasomotor symptoms associated with menopause. ENJUVIA tablets are available in a variety of dosage strengths, including 0.3 mg, 0.45 mg, 0.625 mg and 1.25 mg. ENJUVIA uses a unique delivery system, consisting of Surelease® technology with a cellulose-based polymer tablet design, to provide slow release of estrogens over several hours.
          Our hormone therapy products, ENJUVIA and Cenestin®, compete in the $1.8 billion hormone therapy market with products such as Wyeth’s Premarin®, which is a conjugated equine estrogens product. The hormone therapy market has declined since the findings by the National Institutes of Health were publicized in July 2002 and created uncertainty in the minds of many healthcare providers and consumers regarding the risks and rewards of long-term hormone therapy. However, we believe that a number of women and their healthcare providers will continue using ENJUVIA and Cenestin products for the short-term treatment of moderate-to-severe vasomotor symptoms associated with menopause.
          As an on-going part of our product acquisition strategy, we have made opportunistic acquisitions of mature branded products, through litigation settlements, licensing agreements or direct acquisitions. We currently have 18 branded products that we do not directly promote to physicians but may undertake some limited marketing initiatives in an effort to maintain sales levels. These products include ADDERALL IR, which we acquired from Shire plc during the Transition Period, and five proprietary products that we acquired through PLIVA that are now being sold under the Duramed label, which are Antabuse® (for Alcohol Dependency), Nystatin® (Anti-fungal), Surmontil® (Anti-Depression), Urecholine® (Urinary Tract and Bladder Treatment), and Vivactil® (Anti-Depression).
          The table below sets forth those products, or classes of products, within our proprietary segment that accounted for 10% or more of that segment’s total product sales during the Transition Period or during fiscal 2006, 2005 and 2004:

	Transition	Fiscal Year Ended June 30,
	Period	2006	2005	2004
ParaGard	16%	11%	*	*
Plan B	14%	*	*	*
SEASONALE	14%	30%	31%	17%
Cenestin	*	11%	16%	32%
Loestrin	*	*	15%	*
Ziac	*	*	*	12%
Viaspan	*	*	*	12%

*	Denotes less than 10% in the period indicated.

     Products in Development
          We have several proprietary products in clinical development in multiple product categories. Examples of these products are discussed in detail below.
          Lo SEASONIQUE™. We are currently in Phase III studies with Lo SEASONIQUE™, another of our extended-cycle regimen products, under which women would take active tablets of 0.10 mg levonorgestrel/0.02 mg of ethinyl estradiol for 84 consecutive days, followed by seven days of 0.01 mg of ethinyl estradiol. The clinical data that we expect to support our NDA filing will result from one large, pivotal, randomized, open-label, multi-center trial that is expected to end by June 30, 2007.
          Bijuva™ (Synthetic Conjugated Estrogens, A) Cream. In June 2004, we filed an NDA for our Bijuva (Synthetic Conjugated Estrogens, A) vaginal cream product. In April 2005, the FDA issued a “not approvable” letter for our application pending submission of additional data. We are currently conducting Phase III clinical work that we believe will provide the additional information needed to support the Bijuva application. If approved, we intend to market Bijuva for the treatment of moderate-to-severe symptoms of vulvar and vaginal atrophy associated with menopause.
          Transvaginal Ring (TVR) Products. We have several products in early stages of development based on our proprietary, novel, TVR drug delivery system. Specifically, our development efforts are focused on products that treat endometriosis, fertility, fibroids, labor and delivery, and urinary incontinence.
          Oxybutynin TVR. We are currently developing a urinary incontinence product utilizing our TVR technology. The TVR product offers the potential to deliver higher doses of oxybutynin to the bladder neck with lower systemic exposure. Phase IIB studies for this product have recently been completed and the data is being analyzed.
          Vaccines. We are developing Adenovirus Vaccines Type 4 and 7 under a $68.9 million, six-year contract awarded in September 2001 by the U.S. Department of Defense (“DOD”). The Adenovirus Vaccines are intended to be dispensed to armed forces recruits to prevent epidemics of an acute respiratory disease that has been a leading cause of hospitalizations of military trainees. In July 2003, we completed construction of a 20,000 square foot manufacturing and packaging facility designed specifically to produce these vaccines. The facility is located on our Virginia manufacturing and distribution campus. We completed the Phase I study in April 2006. In September 2006 we began our Phase II/III clinical program, which is currently ongoing. In addition to supplying the vaccine to the armed forces, we have the right to market the product to other populations, such as immunosuppressed patients, and foreign markets where the same needs exist as those of the DOD.
Sales and Marketing
          We market our proprietary products through two sales teams; our Women’s Healthcare Sales Force and our Specialty Sales Force:
•	Our Women’s Healthcare Sales Force, which has approximately 250 sales representatives, currently promotes SEASONIQUE™ extended-cycle oral contraceptive, our ENJUVIA™ hormone therapy products, our Plan B OTC/Rx emergency contraceptive, and our Mircette® oral contraceptive product to women’s healthcare practitioners. This sales force may market additional women’s healthcare products we develop or acquire.

•	Our Specialty Sales Force, which has 103 sales representatives, promotes the ParaGard® IUD product, Mircette® and SEASONIQUE to obstetricians, gynecologists and other practitioners with a focus on women’s healthcare. This sales force also promotes Niaspan® and Advicor® cholesterol treatments under a co-promotion agreement with Kos Pharmaceuticals, Inc. that we entered into in April 2005.
          The customer base for our proprietary products includes drug store chains, supermarket chains, mass merchandisers, wholesalers, distributors, managed care organizations, mail order accounts, and the government/military. Net sales to customers who accounted for 10% or more of our proprietary sales during the Transition Period or during fiscal 2006, 2005 and 2004 were as follows:

	Transition	Fiscal Year Ended June 30,
	Period	2006	2005	2004
McKesson Drug Company	36%	30%	26%	21%
Cardinal Health	16%	15%	20%	21%
Integrated Commercialization Services	15%	11%	*	*
AmeriSource Bergen	*	*	11%	15%

*	Denotes less than 10% in the period indicated.
BIOPHARMACEUTICALS
          Biopharmaceuticals worldwide represent one of the fastest-growing segments of the global pharmaceutical industry. Biopharmaceutical products currently on the market worldwide, including human insulin, interferons, human growth hormones and monoclonal antibodies, had overall sales of $52 billion in 2005, a 17% increase as compared to $44 billion in 2004, based on industry source data. In 2005, there were more than 600 biotech drug products and vaccines currently in clinical trials worldwide. Biopharmaceuticals are a major driver of increasing prescription drug costs. We believe this area represents a major growth opportunity for us and the generic pharmaceutical industry as a whole.
          In the U.S., the FDA has not recognized an abbreviated regulatory pathway for the timely and cost-efficient approval of generic versions of biopharmaceutical products. We are working with Congress, the Department of Health and Human Services (“HHS”), including the FDA, and the generic industry’s trade association, the Generic Pharmaceutical Association (“GPhA”), to help define the regulatory pathway for approval of these products. We have been developing these products in anticipation of Congress and the FDA creating a regulatory pathway for generic biopharmaceuticals in the United States. In Europe, the EMEA has developed a regulatory pathway for generic biopharmaceuticals, which also are known as “bio-similars”. As a result, generic biopharmaceuticals are at a more advanced stage in Europe than they are in the United States.
          We currently have a biopharmaceuticals development portfolio that includes G-CSF, a protein that stimulates the growth of certain white blood cells. G-CSF is the generic version of Amgen’s Neupogen®. We are also developing EPO, a generic version of Amgen’s EPOGEN, a protein that stimulates red blood cell production in patients undergoing dialysis therapy or chemotherapy, the Adenovirus vaccine for the U.S. Department of Defense, and several additional products that are in various stages of development.
          There are, however, three major challenges in pursuing generic biopharmaceuticals: regulatory challenges; intellectual property challenges; and scientific/manufacturing challenges. The key regulatory challenge facing us in the U.S. is that the FDA has not recognized an abbreviated regulatory pathway that would enable the timely and cost-efficient approval of generic versions of biopharmaceuticals. We are working with Congress and the FDA to overcome this barrier.
          Because biopharmaceuticals are highly complex, involving the use of live organisms as opposed to chemical (non-biological) compounds for their production, brand innovators have sought intellectual property protection of all aspects of biopharmaceutical development and manufacturing, including processes, characterization, naturally occurring by-products of biopharmaceutical raw material production and processes related to scale-up, manufacturing and analysis of the purity, quality and efficacy of the finished product. We believe that we are well situated, in terms of our experience with complex intellectual property issues, to address patent and other barriers to the introduction of these products.
          There have been significant recent developments in the generic biopharmaceutical arena. In November 2005, the EMEA published guidelines to streamline the process for the approval of generic biopharmaceuticals in the European Union. Following publication of these guidelines, the European Commission granted marketing authorization in the European Union for two generic biopharmaceutical recombinant human growth hormone products, Sandoz’s Omnitrope® product in April 2006 and Biopartner’s Valtropin® product in May 2006. In May 2006, the FDA approved Sandoz’s Omnitrope® product as the first non-substitutable bio-generic product of a previously approved recombinant biopharmaceutical product in the United States.
          Both houses of the U.S. Congress introduced biogenerics legislation in 2006. More recently, Representative Waxman introduced House Bill 1038 (“Access to Life Saving Medicine Act”) in the U.S. House of Representatives on February 14, 2007 seeking to provide a regulatory pathway for generic biopharmaceuticals. The Access to Life Saving Medicine Act, as currently written, would allow the FDA to approve abbreviated applications for generic versions of biopharmaceutical products licensed under the Public Health Services Act, without repeating expensive and duplicative clinical trials. The bill establishes a scientifically rigorous process for approval of generic versions of biopharmaceutical products, authorizing the FDA to determine, on a product-by-product basis, what studies will be necessary to show that a new product is clinically comparable to the brand name product. The bill would also create an improved process for ensuring that patent disputes are resolved early to avoid delays in competition. We expect a comparable bill to be introduced in the Senate this year.
          We are actively pursuing business development initiatives and internal development activities that we believe will enable us to bring generic versions of biopharmaceutical products to market, both in the U.S. and in Europe, and we intend to build a leadership position in the development and marketing of such products in the future.
RESEARCH AND DEVELOPMENT
          Our commitment to research and development, which includes generics, proprietary products and biopharmaceuticals, resulted in investments of $123 million in fiscal 2004, $128 million in fiscal 2005, $140 million in fiscal 2006 and $107 million in the Transition Period. We have consistently made substantial investments in research and development because of our belief that a significant portfolio of products in development is critical to our long-term success. Research and development expenditures for generic development activities typically include those related to internal personnel, third-party bioequivalence studies, clinical studies related to biopharmaceutical product development, costs paid to third-party development partners and raw materials used in developing products. Proprietary product development costs typically include those related to internal personnel, clinical studies, third-party toxicology studies, clinical trials conducted by third-party clinical research organizations, raw materials and acquired in-process research and development charges. We expect to continue to invest aggressively in research and development projects in generic, proprietary and generic biopharmaceuticals categories.
RAW MATERIALS
          We purchase certain bulk pharmaceutical chemicals and raw materials that are essential to our business from numerous suppliers. We also purchase certain finished dosage form products, such as our Plan B emergency contraceptive and our ViaSpan® transplant preservation agent, from third-party suppliers.
          Arrangements with non-U.S. suppliers are subject to certain risks, including obtaining governmental clearances, export duties, political instability, currency fluctuations and restrictions on the transfer of funds. In addition, in the U.S., the Drug Enforcement Agency (“DEA”) regulates the allocation to us of raw materials used in the production of controlled substances based on historical sales data. Any inability to obtain raw materials or finished products on a timely basis, or any significant price increases that cannot be passed on to customers, could adversely affect us. Because prior FDA approval of raw material suppliers or product manufacturers may be required, if raw materials or finished products from an approved supplier or manufacturer were to become unavailable, the required FDA approval of a new supplier could cause a significant delay in the manufacture or supply of the affected drug product.
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
          From time-to-time, we may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. Litigation concerning patents, trademarks, copyrights and proprietary technologies can often be protracted and expensive and, as with litigation generally, the outcome is often uncertain. See Item  3 “Legal Proceedings”.
GOVERNMENT REGULATION
     United States
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
          Abbreviated New Drug Application Process
          In the U.S., generic pharmaceutical products are the chemical and therapeutic equivalent of branded drug products listed in the FDA publication entitled “Approved Drug Products with Therapeutic Equivalence Evaluations,” popularly known in the industry as the “Orange Book.” The Drug Price Competition and Patent Term Restoration Act of 1984, as amended, which is known as the “Hatch-Waxman Act,” has been largely credited with launching the generic drug industry in the United States. Generic drugs are bioequivalent to their brand-name counterparts, meaning they deliver the equivalent amount of active ingredient at the same rate as the brand-name drug. Accordingly, generic products provide safe, effective and cost-efficient alternatives to branded products, typically at a significantly lower price than the branded equivalent.
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
          If the FDA believes a company is not in compliance with cGMP, sanctions may be imposed upon that company including: withholding from the company new drug approvals as well as approvals for supplemental changes to existing applications; preventing the company from receiving the necessary export licenses to export its products; and classifying the company as an “unacceptable supplier” and thereby disqualifying the company from selling products to federal agencies. We believe we are currently in compliance with cGMP regulations.
          The timing of final FDA approval of an ANDA depends on a variety of factors, including whether the applicant challenges any listed patents for the drug and whether the brand-name manufacturer is entitled to one or more statutory exclusivity periods, during which the FDA may be prohibited from accepting applications for, or approving, generic products. In certain circumstances, a regulatory period can extend beyond the life of a patent, and thus block ANDAs from being approved on the patent expiration date. For example, in certain circumstances the FDA may extend the exclusivity of a product by six months past the date of patent expiry if the manufacturer undertakes studies on the effect of their product in children, a so-called pediatric extension. The pediatric extension results from a 1997 law designed to reward branded pharmaceutical companies for conducting research on the effects of pharmaceutical products in the pediatric population. As a result, under certain circumstances, a branded company can obtain an additional six months of market exclusivity by performing pediatric research.
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
          Over the past few years the use of so-called “authorized” generics has increased significantly in response to generic pharmaceutical patent challenges. Authorized generics involve the brand pharmaceutical maker either marketing a “generic” version of its brand product or licensing its brand drug to another company, which is then marketed in competition with the true generic during the 180-day generic exclusivity period. Because the “authorized” generic is not sold under an ANDA, but rather is sold under the brand pharmaceutical maker’s NDA, courts have held that it can compete against the patent challenger’s generic product during the 180-day exclusivity period.
          We believe that the marketing of “authorized” generics during a generic company’s 180-day exclusivity period undermines the original intent of the Hatch-Waxman Act and devalues the incentive. That act provided for pursuing paragraph IV certifications. In addition, “authorized” generics may have a chilling effect on investment in future patent challenges by some generic pharmaceutical companies. We continue to work with Congress to seek legislation that would restore the full value of the incentive period. In January 2007, Senators Rockefeller, Schumer, Leahy and Kohl introduced Senate Bill 438 seeking to prohibit the entry of an authorized generic drug into the market during a generic company’s 180-day exclusivity period.
          Sales of several of our products have been impacted by the brand company’s authorized generic product launch during our 180-day exclusivity period and we anticipate that certain future products may also face competition from authorized generics. In fiscal 2006, for example, Sanofi-Aventis launched an authorized generic product during our 180-day exclusivity period for generic Allegra tablets. In this case, the authorized generic captured approximately 43% of the overall market by the end of our 180-day exclusivity period.
          Patent Challenge Process
          The Hatch-Waxman Act offers an incentive to generic pharmaceutical companies that challenge suspect patents on branded pharmaceutical products. The legislation recognizes that there is a potential for non-infringement of an existing patent or the improper issuance of patents by the U.S. Patent and Trademark Office, or PTO, resulting from a variety of technical, legal, or scientific factors. The Hatch-Waxman legislation places significant burdens on the challenger to ensure that such suits are not frivolous, but also may offer the opportunity for significant financial reward if successful.
          At the time an ANDA is filed with the FDA, the generic company that wishes to challenge the patent files a paragraph IV certification. After receiving notice from the FDA that its application is accepted for filing, the generic company sends the patent holder and NDA owner a notice explaining why it believes that the patent(s) in question are invalid, unenforceable, or not infringed. If the patent holder and NDA owner bring suit in federal district court against the generic company to enforce the challenged patent within 45 days of the receipt of the notice from the generic company, the Hatch-Waxman Act provides for an automatic stay of the FDA’s authority to grant the approval that would otherwise give the patent challenger the right to market its generic product. This stay is set at 30 months, or such shorter or longer period as may be ordered by the court. The 30 months often does not coincide with the timing of a trial or the expiration of a patent. The discovery, trial, and appeals process can take several years.
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
          In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (“MMA”) was signed into law. The MMA included provisions modifying the Hatch-Waxman Act and generic exclusivity related to patent challenges. The MMA includes several provisions regarding the patent challenge process designed to level the playing field for generic companies. Generally speaking, the MMA provisions apply when the first ANDA containing a paragraph IV certification was filed after December 8, 2003. These reforms included:
•	Only one 30-month stay allowed per drug;.

•	Product-by-product exclusivity;

•	Shared 180-day exclusivity in limited circumstances;.

•	Counterclaim for an Orange Book delisting allowed; and

•	180-day exclusivity cannot be triggered by a district court decision.
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
          New Drug Application Process
          FDA approval is required before any new drug can be marketed in the U.S. An NDA is a filing submitted to the FDA to obtain approval of a new drug and must contain complete pre-clinical and clinical safety and efficacy data or a right of reference to such data. Before dosing a new drug in healthy human subjects or patients may begin, stringent government requirements for pre-clinical data must be satisfied. The pre-clinical data, typically obtained from studies in animal species as well as from laboratory studies, are submitted in an Investigational New Drug, or IND, application, or its equivalent in countries outside the U.S. where clinical trials are to be conducted. The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.
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
          Medicare
          Effective June 2004, under the guidelines of the Medicare Prescription Drug Improvement and Modernization Act of 2003, we have been paying rebates on two of our proprietary products, Cenestin and Trexall™, to various managed care organizations and pharmacy benefit management companies (PBMs) that have received an endorsement from the Centers for Medicare and Medicaid Services (CMS) as sponsors of one or more established Medicare drug discount card programs. We have signed negotiated agreements with these entities under which we have agreed to pay rebates and, in some cases administrative fees, based on the wholesale acquisition cost (“WAC”) for units dispensed to eligible cardholders. The discount card program was a transitional assistance program. In January 2006, a Medicare Part D prescription drug benefit took effect which provides for comprehensive prescription drug coverage to seniors. During 2006, we finalized negotiated rebate agreements involving Cenestin, ENJUVIA and Trexall with numerous Part D sponsors.
     Other Countries
          In Europe and the ROW, the manufacture and sale of pharmaceutical products is regulated in a manner substantially similar to that in the United States. Legal requirements generally prohibit the handling, manufacture, marketing and importation of any pharmaceutical product unless it is properly registered in accordance with applicable law. The registration file relating to any particular product must contain medical data related to product efficacy and safety, including results of clinical testing and references to medical publications, as well as detailed information regarding production methods and quality control. Health ministries are authorized to cancel the registration of a product if it is found to be harmful or ineffective or manufactured and marketed other than in accordance with registration conditions.
          A directive of the European Union requires that medicinal products shall have a marketing authorization before they are placed on the market in the European Union. Authorizations are granted after the assessment of quality, safety and efficacy. In order to control expenditures on pharmaceuticals, most member states of the European Union regulate the pricing of such products and in some cases limit the range of different forms of a drug available for prescription by national health services. These controls can result in considerable price differences among member states. As part of the mutual recognition procedure established by the European Union, an attempt was made to simplify registration, although centralized registration for generic products is, as yet, only possible in a few cases in Europe.
          The duration of certain pharmaceutical patents may be extended in Europe and the ROW by up to five years in order to extend effective patent life to fifteen years. Additionally, data exclusivity provisions in Europe (as discussed below) may prevent launch of a generic product by six or ten years from the date of the first market authorization in the European Union. New legislation, effective as of November 21, 2005, lengthens the exclusivity period for new products to 10 years for all members of the EU, with a possibility of extending the period to 11 years under certain circumstances. This legislation will begin to have an effect on the European market only after the current periods have expired. This legislation also enables the submission of a generic dossier to the health authorities eight years after the first market authorization, and allows for research and development work during the patent term for the purpose of submitting registration dossiers.
          Data exclusivity provisions exist in many countries worldwide, including in the European Union, although their application is not uniform. Similar provisions may be adopted by additional countries or otherwise strengthened. In general, these exclusivity provisions prevent the approval and/or submission of generic drug applications to the health authorities for a fixed period of time following the first approval of a novel brand-name product in that country. As these exclusivity provisions operate independently of patent exclusivity, they may prevent the approval and/or submission of generic drug applications for some products even after the patent protection has expired.
     Government Relations Activities
          Because we believe a balanced and fair legislative and regulatory arena is critical to the pharmaceutical industry, we have and will continue to place a major emphasis in terms of management time and financial resources on government affairs activities. We currently maintain an office and staff a full-time government affairs department in Washington, D.C., which has responsibility for coordinating state and federal legislative activities and coordinating with the generic industry trade association and other associations, such as the National Association of Chain Drug Stores, whose interests and goals are aligned with ours. Outside the U.S., we participate in the European Generic Association and local government affairs matters are handled by country managers on a local level.

COMPETITION
          We face intense competition from numerous branded and generic pharmaceutical companies in nearly every country where our pharmaceutical products are marketed. Our competitors include:
•	the generic divisions and subsidiaries of brand pharmaceutical companies, including Sandoz US, a subsidiary of Novartis AG;

•	large independent domestic and international generic manufacturers including Mylan Laboratories, Watson Pharmaceuticals, Inc., Teva Pharmaceuticals and distributors with large product lines where there is competition with some of our products;

•	generic manufacturers in Europe such as Ratiopharm, Gedeon Richter Ltd, Actavis and Krka d.d.;

•	generic manufacturers in India that have certain cost advantages over U.S. generic manufacturers, such as Ranbaxy and Dr. Reddy’s; and

•	brand pharmaceutical companies whose therapies compete with our generic and proprietary products, including Johnson & Johnson, Wyeth, Organon, Berlex and Warner Chilcott.
          The expiration of patents and other market exclusivities on branded products results in generic competitors, entering the marketplace. Normally, there is unit price decline as additional generic competitors enter the market and we may lose market share. The timing of price decreases is unpredictable and can result in a significantly curtailed period of profitability for a particular generic product. In addition, brand-name manufacturers frequently take actions in the U.S. to prevent or discourage the use of generic equivalents. These actions may include:
•	filing new patents on drugs whose original patent protection is about to expire;

•	obtaining patents on “next-generation” products reflecting, for example changes in formulation, means of delivery or other product improvement modifications;

•	increasing marketing initiatives;

•	launching authorized generic versions of their branded products;

•	using the Citizen’s Petition process to request amendments to FDA standards;

•	pricing the brand product below the already reduced price of the generic product in certain formularies in order to maintain a favored reimbursement status; and

•	commencing litigation.
          Generic pharmaceutical market conditions have also been affected by industry consolidation and a fundamental shift in industry distribution, purchasing and stocking patterns resulting in the increased importance of sales to major chain drug stores and major wholesalers and a concurrent reduction in sales to private label generic distributors.
          In the generic oral contraceptive market, which represents the largest category of our generics segment, our most significant competitor is Watson Pharmaceuticals, which markets and distributes a sizeable portfolio of generic oral contraceptive products. Teva Pharmaceuticals, which currently markets two generic oral contraceptive products manufactured by Andrx Corporation, now a subsidiary of Watson Pharmaceuticals, is also a competitor. As a result of Watson’s acquisition of Andrx, Teva has gained the rights to Andrx’s oral contraceptive products and pending applications. In addition, a small, privately held pharmaceutical company distributes authorized generic versions of two oral contraceptive products that we manufacture and market. Although we expect competition in the generic oral contraceptive field to intensify, we believe that our large portfolio of generic oral contraceptives will remain a significant component of our total revenues.
          In Europe, we compete with other generic companies (several major multinational generic drug companies and various local generic drug companies) and branded drug companies that continue to sell or license branded pharmaceutical products after patent expirations and other statutory expirations. As in the U.S., the generic market in Europe is very competitive, with the main competitive factors being prices, time to market, reputation, customer service and breadth of product line.
          Our proprietary pharmaceutical products compete with products manufactured by branded pharmaceutical companies in competitive markets throughout the U.S. and Canada. The competitive factors that impact this part of our business include product efficacy, safety, market acceptance, price, marketing effectiveness, patent protection, and research and development of new products. Our proprietary products often must compete with other products that already have an established position in the market. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our products could be subject to price reductions or decreased volume of sales, or both. Our proprietary products may also face competition from manufacturers of generic pharmaceuticals, following the expiration of non-patent product exclusivities or a successful challenge to our patents.
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
EMPLOYEES
          Our success depends on our ability to recruit and retain highly qualified scientific and management personnel. We face competition for personnel from other companies (including other pharmaceutical companies), academic institutions, government entities and other organizations. As of December 31, 2006, we had approximately 8,500 full-time employees. In the U.S., approximately 80 of our employees are represented by unions. Outside of the U.S., approximately 2,500 of our employees are represented by unions, and almost 5,200 employees are covered by collective bargaining agreements in Croatia, the Czech Republic, Germany and Poland.
          We believe that our relations with our employees are good.
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

          We maintain third-party insurance that provides coverage, a portion of which is subject to specified co-insurance requirements, for the cost of product liability claims related to products distributed in North America and arising during the current policy period, which began on October 1, 2006 and ends on September 30, 2007, between an aggregate amount of $25 million and $75 million. We have retained the first $25 million of costs incurred relating to product liability claims arising during the current policy period.
          We also maintain a separate insurance program for our international product liability claims. That program began on January 1, 2007 and ends on December 31, 2007 and provides an aggregate amount of $75 million of coverage, subject to per claim and aggregate retentions of $1 million and $5 million, respectively.
          In addition to the above programs, we also have obtained extended reporting periods under previous policies for certain claims asserted during the current policy period where those claims relate to remote and prior occurrences. The applicable retentions and dates of occurrence under the previous policies vary by policy.
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

ITEM 1A. RISK FACTORS
     The statements in this section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.
     Our disclosure and analysis in this Form 10-K/T contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, potential acquisitions, future performance or results of current and anticipated products, sales efforts, expenses, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results.
     We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements.
     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports on forms 10-Q and 8-K filed with the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.
Our success depends on our ability to successfully develop and commercialize additional pharmaceutical products
     Our future results of operations depend, to a significant degree, upon our ability to successfully commercialize additional generic and proprietary pharmaceutical products. With our generic products we must develop, test and manufacture these products, as well as prove that our generic products are bioequivalent to their branded counterparts. With our proprietary products we must complete clinical studies that prove the safety and efficacy of our proprietary products. All of our products must meet and continue to comply with regulatory and safety standards and receive regulatory approvals. We may be forced to withdraw a product from the market if health or safety concerns arise with respect to the product. The development and commercialization process, particularly with respect to proprietary products, is both time-consuming and costly and involves a high degree of business risk. Our products currently under development, if and when fully developed and tested, may not perform as we expect, necessary regulatory approvals may not be obtained in a timely manner, if at all, and we may not be able to successfully and profitably produce and market such products. Delays in any part of the process or our inability to obtain regulatory approval of our products could adversely affect our operating results by restricting or delaying our introduction of new products. Our ability to introduce and benefit from new products may depend upon our ability to successfully challenge patent rights held by branded companies. The continuous introduction of new products is critical to our business.
Impact on our revenues and profits as competition is introduced
     We attempt to select our generic products based on the prospects for limited competition from competing generic companies. We do so because we believe that the more generic competitors that market the same generic product, the lower the revenue and profitability we will record for our product. Therefore, if any of our currently marketed products or any newly launched generic product are subject to additional generic competition from one or more competing products, our price and market share for the affected generic product could be dramatically reduced. As a consequence, unless we successfully replace generic products that are declining in profitability with new generic products with higher profitability, our business could be adversely affected.
     Upon the expiration or loss of patent protection or regulatory exclusivity periods for one of our branded products, or upon the “at risk” launch by a generic manufacturer of a generic version of one of our branded products, we can lose the major portion of sales of that product in a very short period, which can adversely affect our business. For example, SEASONALE was our largest selling proprietary product during the year ended June 30, 2006, generating $100 million in revenues. In September 2006, a competitor received FDA approval for its generic version of SEASONALE and launched a competing product. As the result of generic competition, our revenues and gross profit contributions from SEASONALE have declined significantly. If we do not continue to successfully replace proprietary products through internal development or acquisition, our revenue and profits will decline.
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
•	legislation recently introduced in Congress that, if passed as currently written, could significantly limit the ability of companies to settle patent litigation under the Hatch-Waxman Act;

•	an increase in the number of competitors who pursue patent challenges could make it more difficult for us to be the first to file a Paragraph IV certification on a patent protected product;

•	a branded company’s decision to launch an authorized generic version of a product will reduce our market share and lower the revenues and gross profits we could have otherwise earned if an authorized generic were not launched;

•	claims brought by third parties, including the FTC, various states’ Attorneys General and other third-party payers challenging the legality of our settlement agreements could affect the way in which we resolve our patent challenges with the brand pharmaceutical companies; and

•	the efforts of brand companies to use legislative and regulatory tactics to delay the launch of generic products.
Impact of “At Risk” Launches
     There are situations in which we have used our business and legal judgment and decided to market and sell products, subject to claims of alleged patent infringement, prior to final resolution by the courts, based upon our belief that such patents are invalid, unenforceable, or would not be infringed. This is referred to in the pharmaceutical industry as an “at risk” launch. One such example of this is our at risk launch of Fexofenadine hydrochloride 30 mg, 60 mg and 180 mg tablets, the generic versions of Sanofi-Aventis’ Allegra® tablets, together with Teva, as discussed above. The risk involved in an at risk launch can be substantial because, if a patent holder ultimately prevails, the remedies available to such holder may include, among other things, damages measured by the profits lost by the holder, which are often significantly higher than the profits we make from selling the generic version of the product. Should we elect to proceed in this manner we could face substantial damages if the final court decision is adverse to us. In the case where a patent holder was able to prove that our infringement was “willful”, the definition of which is subjective, such damages may be trebled.

Uncertainty associated with pharmaceutical pricing, reimbursement and related matters
     Increasing expenditures for health care have been the subject of considerable public attention in almost every jurisdiction where we conduct business. Both private and governmental entities are seeking ways to reduce or contain health care costs. In many countries in which we currently operate, pharmaceutical prices are subject to regulation. In the U.S., numerous proposals that would effect changes in the U.S. health care system have been introduced or proposed in Congress and in some state legislatures, including the enactment in December 2003 of expanded Medicare coverage for drugs, which became effective in January 2006. Similar activities are taking place throughout Europe. We cannot predict the nature of the measures that may be adopted or their impact on the marketing, pricing and demand for our products.
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
Government Regulation
     We are dependent on obtaining timely approvals before marketing most of our products. Any manufacturer failing to comply with FDA or other applicable regulatory agency requirements may be unable to obtain approvals for the introduction of new products and, even after approval, initial product shipments may be delayed. For example, on May 8, 2006, prior to the acquisition, PLIVA received a warning letter from the FDA that raised numerous concerns regarding our manufacturing facility in Zagreb, Croatia, and in connection with that letter, the FDA imposed a temporary hold on approvals of ANDAs for products produced at this facility. The FDA also has the authority, in certain circumstances, to revoke drug approvals previously granted and remove from the market previously approved drug products containing ingredients no longer approved by the FDA. Our major facilities, both in the U.S. and outside the U.S., and our products are periodically inspected by the FDA, which has extensive enforcement powers over the activities of pharmaceutical manufacturers, including the power to seize, force to recall and prohibit the sale or import of non-complying products, and to halt operations of and criminally prosecute non-complying manufacturers.
     In Europe, the manufacture and sale of pharmaceutical products is regulated in a manner substantially similar to that in the United States. Legal requirements generally prohibit the handling, manufacture, marketing and importation of any pharmaceutical product unless it is properly registered in accordance with applicable law. The registration file relating to any particular product must contain medical data related to product efficacy and safety, including results of clinical testing and references to medical publications, as well as detailed information regarding production methods and quality control. Health ministries are authorized to cancel the registration of a product if it is found to be harmful or ineffective or manufactured and marketed other than in accordance with registration conditions.
     Data exclusivity provisions exist in many countries worldwide, including in the European Union, although their application is not uniform. Similar provisions may be adopted by additional countries or otherwise strengthened. In general, these exclusivity provisions prevent the approval and/or submission of generic drug applications to the health authorities for a fixed period of time following the first approval of a novel brand-name product in that country. As these exclusivity provisions operate independently of patent exclusivity, they may prevent the approval and/or submission of generic drug applications for some products even after the patent protection has expired.

Product Manufacturing
     Difficulties or delays in product manufacturing, including, but not limited to, the inability to increase production capacity commensurate with demand, or the failure to predict market demand for, or to gain market acceptance of approved products, could adversely affect future results.
Dependence on Third Parties
     We rely on numerous third parties to supply us with most of our raw materials, inactive ingredients and other components for our manufactured products and for certain of our finished goods. In many instances there is only a single supplier. In addition, we rely on third-party distributors and alliance partners to provide services for our business, including product development, manufacturing, warehousing, distribution, customer service support, medical affairs services, clinical studies, sales and other technical and financial services for certain of our products. Also, in Europe we often in-license products that are manufactured by others for us. Nearly all third-party suppliers and contractors are subject to governmental regulation and accordingly, we are dependent on the regulatory compliance of these third parties. We also depend on the strength, validity and terms of our various contracts with these third-party manufacturers, distributors and collaboration partners. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements or obligations with us could have a material adverse effect on our business.
     In addition, our revenues include amounts we earn based on sales generated and recorded by Teva Pharmaceuticals for generic Allegra, and Kos Pharmaceuticals, a wholly owned subsidiary of Abbott, for Niaspan and Advicor. Any factors that negatively impact the sales of these products could adversely impact our revenues and profits.
Customer Consolidation
     Our principal customers in the United States are wholesale drug distributors and major retail drug store chains. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation as a result of mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. This consolidation may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions potentially enable those groups to extract price discounts on our products. Our net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, wholesaler buying decisions or other factors.
Acquisitions
     We regularly review potential acquisitions of products and companies complementary to our business. Acquisitions typically entail many risks including difficulties in integrating operations, personnel, technologies and products. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages that the acquisitions were intended to create, which may adversely affect our business, results of operations, financial condition and cash flows, and our ability to develop and introduce new products. For a more detailed discussion regarding our acquisition of PLIVA, see “Acquisition and Integration of PLIVA” immediately below.
Acquisition and Integration of PLIVA
     The acquisition of PLIVA involves the integration of two companies that have previously operated independently. There are a number of operational and financial risks associated with this acquisition and related integration. The operational risks include, but are not limited to, the following:

•	the necessity of coordinating and consolidating geographically separated organizations, systems and facilities, including as they relate to disclosure controls and internal controls for purposes of regulations promulgated under the Sarbanes-Oxley Act;

•	the successful integration of our management and personnel with that of PLIVA and retaining key employees; and

•	changes in intellectual property legal protections and remedies, trade regulations and procedures and actions affecting approval, production, pricing, reimbursement and marketing of products.
          The financial risks include, but are not limited to, the following:
•	our ability to satisfy obligations with respect to the $2.4 billion of debt that we incurred to help finance this transaction, nearly all of which is at a variable rate of interest based upon LIBOR;

•	the ability of the combined company to meet certain revenue and cost-synergy objectives;

•	charges associated with this transaction, including the write-off of acquired in-process research and development costs, additional depreciation and amortization of acquired assets and interest expense and other financing costs related to the new Credit Facility have impacted and will continue to negatively impact our net income;

•	our ability to accurately forecast financial results is affected by a significant increase in the scope and complexity of our business;

•	our international-based revenues and expenses are subject to foreign currency exchange rate fluctuations; and

•	to the extent goodwill or intangible assets associated with the acquisition become impaired, we may be required to incur material charges to our earnings for those impairments.
     If management is unable to successfully integrate the operations and manage the financial risks, the anticipated benefits of this acquisition may not be realized and it could result in a material adverse effect on our operations and cash flow.
We are subject to risks associated with doing business outside of the United States
     Our operations outside of the U.S. are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs. The risks associated with our operations outside the U.S. include:
•	changes in non-U.S. medical reimbursement policies and programs;

•	multiple non-U.S. regulatory requirements that are subject to change and that could restrict our ability to manufacture and sell our products;

•	compliance with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions, as discussed in further detail below;

•	different local product preferences and product requirements;

•	trade protection measures and import or export licensing requirements;

•	difficulty in establishing, staffing and managing non-U.S. operations;

•	different labor regulations;

•	changes in environmental, health and safety laws;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	political instability and actual or anticipated military or political conflicts;

•	economic instability, inflation, recession, and interest rate or foreign currency fluctuations; and

•	minimal or diminished protection of intellectual property in some countries.
     These risks, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to the restrictions imposed by the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws
     The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.
Foreign currency exchange rates may adversely affect our results
     We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. As a result of our PLIVA acquisition, we expect sales from non-U.S. markets to represent a significant portion of our net sales going forward. Therefore, when the U.S. dollar strengthens in relation to the currencies of the countries where we sell our products, such as the Euro or Croatian Kuna, our U.S. dollar reported revenue and income will decrease. Changes in the relative values of currencies occur from time to time and, in some instances, may have a significant effect on our operating results.
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
Legal Proceedings
     As described in “Legal Proceedings” in Part I, Item 3 of this report, we and certain of our subsidiaries are involved in various patent, product liability, consumer and commercial litigations and claims; government investigations; and other legal proceedings that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable, and unfavorable rulings do occur. An unfavorable ruling could include money damages or, in some rare cases, for which injunctive relief is sought, an injunction prohibiting the Company from manufacturing or selling one or more products. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

Availability of Product Liability Insurance
     Our business inherently exposes us to claims relating to the use of our products. We sell, and will continue to sell, pharmaceutical products for which product liability insurance coverage may not be available, and, accordingly, if we are sued and if adverse judgments are rendered, we may be subject to claims that are not covered by insurance, as well as claims that exceed our policy limits, each of which could adversely impact our results of operations and our financial condition. Additional products for which we currently have coverage may be excluded in the future. In addition, product liability coverage for pharmaceutical companies is becoming more expensive and increasingly difficult to obtain. As a result, we may not be able to obtain the type and amount of coverage we desire.
Exposure to Environmental Laws and Regulations
     We are subject to numerous environmental protection and health and safety laws in the countries where we manufacture and sell our products or otherwise operate our business. Such laws and regulations govern, among other things:
•	the generation, storage, use and transportation of hazardous materials;

•	emissions or discharges of substances into the environment;

•	investigation and remediation of hazardous substances or materials at various sites; and

•	the health and safety of our employees.
     We may not have been, or we may not at all times be, in compliance with environmental and health and safety laws. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators. Environmental laws outside of the U.S. are becoming more stringent and resulting in increased costs and compliance burdens.
     Certain environmental laws assess liability on current or previous owners or operators of real property for the costs of investigation, removal or remediation of hazardous substances or materials at their properties or at properties at which they have disposed of hazardous substances. Liability for investigative, removal and remedial costs under certain federal and state laws are retroactive, strict and joint and several. In addition to clean-up actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have received notification from the U.S. Environmental Protection Agency and similar state environmental agencies that conditions at a number of formerly owned sites where we and others have disposed of hazardous substances require investigation, clean-up and other possible remedial action and may require that we reimburse the government or otherwise pay for the costs of investigation and remediation and for natural resource damage claims from such sites.
     There can be no assurance that the costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our business, financial condition, results of operations and cash flows or that we will not be subject to additional environmental claims for personal injury or clean-up in the future based on our past, present or future business activities.
Managing Rapidly Growing Operations
     We have grown significantly over the past several years, extending our processes, systems and people. In particular, our acquisition of PLIVA has significantly added to our operations. We have made significant investments in enterprise resource systems and our internal control processes to help manage this incremental activity. We must also attract, retain and motivate executives and other key employees, including those in managerial, technical, sales and marketing and support positions to support our growth. As a result, hiring and retaining qualified executives, scientists, technical staff, manufacturing personnel, qualified quality and regulatory professionals and sales representatives are critical to our business and competition for these people can be intense. If we are unable to hire and retain qualified employees and if we do not continue to invest in systems and processes to manage our growth, our operations could be adversely impacted.
Changes in Laws and Accounting Standards
     Our future results could be adversely affected by changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax-rate changes, new tax laws and revised tax law interpretations), competition laws and environmental laws in countries that we operate.
Terrorist Activity
     Our future results could be adversely affected by changes in business, political and economic conditions, including the cost and availability of insurance, due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.

ITEM 2. PROPERTIES
     The following table lists the principal facilities owned or leased by us as of December 31, 2006 and indicates the location and principal use of each of these facilities:

		Owned/
Location	Sq. Feet	Leased	Principal Usage(s)

Woodcliff Lake, NJ	90,000	Leased	Administrative

East Hanover, NJ	279,861	Leased	Manufacturing; Warehousing; Administrative

Pomona, NY	174,000	Owned	R&D; Laboratories; Administrative; Manufacturing; Warehousing

Cincinnati, OH	305,000	Owned	Manufacturing; Laboratories; Packaging; Warehousing; Administrative

Bala Cynwyd, PA	39,000	Leased	Proprietary R&D; Administrative

Forest, VA	375,000	Owned	Adenovirus Facility; Administrative; Warehousing; Packaging; Distribution

Brno, Czech Republic	458,397	Owned	Manufacturing; API; Warehousing; Engineering; R&D; Administrative

Zagreb, Croatia	2,126,561	Owned	Administrative; Manufacturing; Packaging

Zagreb, Croatia	205,031	Owned	Administrative Headquarters

Zagreb, Croatia	236,806	Owned	R&D; Manufacturing; API; Biologics

Krakow, Poland	948,548	Owned	Manufacturing; Warehousing; Engineering; Administrative

Goa, India	45,165	Owned	R&D Biostudy Center
     We have invested significantly over the last few years to increase our respective production, laboratory, warehouse, distribution, manufacturing and R&D capacity. We believe that our current facilities are in good condition and are being used productively. We constantly assess our ongoing investments in property, plant and equipment to ensure that our facilities are adequate for us to meet the expected demand of our pipeline products and to handle increases in current product sales.

ITEM 3. LEGAL PROCEEDINGS
     Litigation Settlement
          On October 22, 1999, we entered into a settlement agreement with Schein Pharmaceutical, Inc. (now part of Watson Pharmaceuticals, Inc.) relating to a 1992 agreement regarding the pursuit of a generic conjugated estrogens product. Under the terms of the settlement, Schein relinquished any claim to rights in Cenestin in exchange for a payment of $15 million made to Schein in 1999. An additional $15 million payment is required under the terms of the settlement if Cenestin achieves total profits, as defined, of greater than $100 million over any rolling five-year period prior to October 22, 2014. As of December 31, 2006, no liability has been accrued related to this settlement.
     Pending Litigation Matters
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
          Many claims involve highly complex issues relating to patent rights, causation, label warnings, scientific evidence and other matters. Often these issues are subject to substantial uncertainties and therefore, the probability of loss and an estimate of the amount of the loss are difficult to determine. Our assessments are based on estimates that we, in consultation with outside advisors, believe are reasonable. Although we believe we have substantial defenses in these matters, litigation is inherently unpredictable. Consequently, we could in the future incur judgments or enter into settlements that could have a material adverse effect on our results of operations, cash flows or financial condition in a particular period.
          Summarized below are the more significant matters pending to which we are a party. As of December 31, 2006, our reserve for the liability associated with claims or related defense costs for these matters is not material.
          Patent Matters
          Desmopressin Acetate Suit
          In July 2002, we filed an ANDA seeking approval from the U.S. FDA to market Desmopressin acetate tablets, the generic equivalent of Sanofi-Aventis’ DDAVP product. We notified Ferring AB, the patent holder, and Sanofi-Aventis pursuant to the provisions of the Hatch-Waxman Act in October 2002. Ferring AB and Sanofi-Aventis filed a suit in the U.S. District Court for the Southern District of New York in December 2002 for infringement of one of the four patents listed in the Orange Book for Desmopressin acetate tablets, seeking to prevent us from marketing Desmopressin acetate tablets until the patent expires in 2008. In January 2003, we filed an answer and counterclaim asserting non-infringement and invalidity of all four listed patents. In January 2004, Ferring AB amended their complaint to add a claim of willful infringement.
          On February 7, 2005, the district court granted summary judgment in our favor, from which Ferring AB and Sanofi-Aventis appealed. On July 5, 2005, we launched our generic product. On February 15, 2006, the Court of Appeals for the Federal Circuit denied their appeal. Ferring AB and Sanofi-Aventis subsequently filed a petition for rehearing and rehearing en banc, which was denied on April 10, 2006. Ferring AB and Sanofi-Aventis filed a petition for a writ of certiorari with the United States Supreme Court on September 11, 2006. On October 30, 2006, the United States Supreme Court denied the petition.
          Fexofenadine Hydrochloride Suit
          In June 2001, we filed an ANDA seeking approval from the FDA to market fexofenadine hydrochloride tablets in 30 mg, 60 mg and 180 mg strengths, the generic equivalent of Sanofi-Aventis’ Allegra tablet products for allergy relief. We notified Sanofi-Aventis pursuant to the provisions of the Hatch-Waxman Act and, in September 2001, Sanofi-Aventis filed a patent infringement action in the U.S. District Court for the District of New Jersey, Newark

Division, seeking to prevent us from marketing this product until after the expiration of various U.S. patents, the last of which is alleged to expire in 2017.
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
          On August 31, 2005, we received final FDA approval for our fexofenadine tablet products. As referenced above, pursuant to the agreement between Teva and us, we selectively waived our 180 days of generic exclusivity in favor of Teva, and Teva launched its generic product on September 1, 2005.
          On September 21, 2005, Sanofi-Aventis filed a motion for a preliminary injunction or expedited trial. The motion asked the court to enjoin Teva and Barr from marketing their generic versions of Allegra tablets, 30 mg, 60 mg and 180 mg, or to expedite the trial in the case. The motion also asked the court to enjoin Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the commercial production of generic fexofenadine raw material. The preliminary injunction hearing concluded on November 3, 2005. On January 30, 2006, the Court denied the motion by Sanofi-Aventis for a preliminary injunction or expedited trial. Sanofi-Aventis appealed the Court’s denial of its motion to the United States Court of Appeals for the Federal Circuit. On November 8, 2006, the Federal Circuit affirmed the District Court’s denial of the motion for preliminary injunction.
          On May 8, 2006, Sanofi-Aventis and AMR Technology, Inc. served a Second Amended and Supplemental Complaint based on U.S. Patent Nos. 5,581,011 and 5,750,703 (collectively, “the API patents”), asserting claims against us for infringement of the API patents based on the sale of our fexofenadine product and for inducement of infringement of the API patents based on the sale of Teva’s fexofenadine product. On June 22, 2006, we answered the complaint, denied the allegations, and asserted counterclaims for declaratory judgment that the asserted patents are invalid and/or not infringed and for damages for violations of the Sherman Act, 15 U.S.C. §§ 1.2.
          On November 14, 2006, Sanofi-Aventis sued the Company and Teva in the U.S. District Court for the Eastern District of Texas, alleging that Teva’s fexofenadine hydrochloride tablets infringe a patent directed to a certain crystal form of fexofenadine hydrochloride, and that the Company induced Teva’s allegedly infringing sales. On November 21, 2006, Sanofi-Aventis filed an amended complaint in the same court, asserting that the Company’s fexofenadine hydrochloride tablets infringe a different patent directed to a different crystal form of fexofenadine hydrochloride. On January 12, 2007, we filed a motion to dismiss the amended complaint against Barr Pharmaceuticals, denied plaintiff’s allegations against Barr Laboratories, and filed a motion to transfer the case to the U.S. District Court for the District of New Jersey.
          On November 15, 2006 and November 21, 2006, we filed complaints in the U.S. District Court for the District of New Jersey, seeking declaratory judgment that the Company does not infringe, or induce infringement of, any valid claim of the patents asserted by Sanofi-Aventis in the U.S. District Court for the Eastern District of Texas, and that those patents are invalid. Sanofi-Aventis has not yet responded to those complaints.
          Sanofi-Aventis also has brought a patent infringement suit against Teva in Israel, seeking to have Teva enjoined from manufacturing generic versions of Allegra tablets and seeking damages.
          If the Company and Teva are unsuccessful in the Allegra litigation, the Company potentially could be liable for a portion of Sanofi-Aventis’ lost profits on the sale of Allegra, which could potentially exceed the Company’s profits from its alliance revenue from the sale of generic Allegra.

          Product Liability Matters
          Hormone Therapy Litigation
          We have been named as a defendant in approximately 5,000 personal injury product liability cases brought against us and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of certain estrogen and progestin medications prescribed to treat the symptoms of menopause. The cases against us involve our Cenestin products and/or the use of our medroxyprogesterone acetate product, which typically has been prescribed for use in conjunction with Premarin or other hormone therapy products. All of these products remain approved by the FDA and continue to be marketed and sold to customers. While we have been named as a defendant in these cases, fewer than a third of the complaints actually allege the plaintiffs took a product manufactured by us, and our experience to date suggests that, even in these cases, a high percentage of the plaintiffs will be unable to demonstrate actual use of our product. For that reason, approximately 4,400 of such cases have been dismissed (leaving approximately 600 pending) and, based on discussions with our outside counsel, more are expected to be dismissed in the near future.
          We believe we have viable defenses to the allegations in the complaints and are defending the actions vigorously.
          Antitrust Matters
          Ciprofloxacin (Cipro®)
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
          On September 19, 2003, the Circuit Court for the County of Milwaukee dismissed the Wisconsin state class action for failure to state a claim for relief under Wisconsin law. On May 9, 2006, the Court of Appeals reinstated the complaint on state law grounds for further proceedings in the trial court, but on July 25, 2006, the Wisconsin Supreme Court granted the defendants’ petition for further review. Oral argument took place on December 12, 2006 and the parties are awaiting a decision on whether the case can proceed in the trial court.
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
          We believe that our agreement with Bayer Corporation reflects a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Based on this belief, we are vigorously defending Barr in these matters.
          Tamoxifen
          To date approximately 33 consumer or third-party payor class action complaints have been filed in state and federal courts against Zeneca, Inc., AstraZeneca Pharmaceuticals L.P. and Barr alleging, among other things, that the 1993 settlement of patent litigation between Zeneca and us violated the antitrust laws, insulated Zeneca and Barr from generic competition and enabled Zeneca and Barr to charge artificially inflated prices for Tamoxifen citrate. A prior investigation of this agreement by the U.S. Department of Justice was closed without further action. On May 19, 2003, the U.S. District Court dismissed the complaints for failure to state a viable antitrust claim. On November 2, 2005, the United States Court of Appeals for the Second Circuit affirmed the District Court’s order dismissing the cases for failure to state a viable antitrust claim. On November 30, 2005, Plaintiffs petitioned the United States Court of Appeals for the Second Circuit for a rehearing en banc. On September 14, 2006, the Court of Appeals denied Plaintiffs’ petition for rehearing en banc. On December 13, 2006, plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court. We filed our brief in opposition to the petition on February 15, 2007.
          We believe that our agreement with Zeneca reflects a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Based on this belief, we are vigorously defending these matters.
          Ovcon
          To date, we have been named as a co-defendant with Warner Chilcott Holdings, Co. III, Ltd., and others in complaints filed in federal courts by the Federal Trade Commission, various state Attorneys General and eight private class action plaintiffs claiming to be direct and indirect purchasers of Ovcon-35®. These actions, the first of which was filed by the FTC on or about December 2, 2005, allege, among other things, that a March 24, 2004 agreement between Barr and Warner Chilcott (then known as Galen Holdings PLC) constitutes an unfair method of competition, is anticompetitive and restrains trade in the market for Ovcon-35® and its generic equivalents.
          In the action brought by the FTC, fact discovery has closed and expert discovery is scheduled to be completed by February 16, 2007. We filed a motion to dismiss the FTC’s claims as moot in light of our October 2006 launch of our generic product, Balziva. The court denied that motion on January 22, 2007. The court has not yet set a trial date, although a status conference is scheduled for April 2007.
          In the cases brought by the eight private class-action plaintiffs, discovery and class certification proceedings are expected to conclude by June 15, 2007. No trial dates have been set.
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

          We were also named as a co-defendant with the Provigil Defendants in an action filed in the U.S. District Court for the Eastern District of Pennsylvania by Apotex, Inc. The lawsuit alleges, among other things, that Apotex sought to market its own generic version of Provigil and that the settlement agreements entered into between Cephalon and the other individual Provigil Defendants constituted an unfair method of competition, are anticompetitive and restrain trade in the market for Provigil and its generic equivalents in violation of the antitrust laws. The Provigil Defendants have filed motions to dismiss, and briefings have taken place with respect to these motions.
          We believe that we have not engaged in any improper conduct and are vigorously defending these matters.
          Medicaid Reimbursement Cases
          We, along with numerous other pharmaceutical companies, have been named as a defendant in separate actions brought by the states of Alabama, Alaska, Hawaii, Idaho, Illinois, Kentucky, Mississippi and South Carolina, the Commonwealth of Massachusetts, the City of New York, and numerous counties in New York. In each of these matters, the plaintiffs seek to recover damages and other relief for alleged overcharges for prescription medications paid for or reimbursed by their respective Medicaid programs, with some states also pursuing similar allegations based on the reimbursement of drugs under Medicare Part B or the purchase of drugs by a state health plan (for example, South Carolina).
          The Commonwealth of Massachusetts case and the New York cases, with the exception of the action filed by Erie, Oswego, and Schenectady Counties in New York, are currently pending in the U.S. District Court for the District of Massachusetts. Discovery is underway in the Massachusetts cases, but no trial dates have been set. In the consolidated New York cases, motions to dismiss are under advisement, with no trial dates set. The Erie, Oswego, and Schenectady County cases were filed in state courts in New York, again with no trial dates set.
          The Alabama, Illinois and Kentucky cases were filed in state courts, removed to federal court, and then remanded back to their respective state courts. Discovery is underway. The Alabama trial court has scheduled an initial group of defendants, not including Barr, to start trial on November 26, 2007, with the remaining defendants to be tried in groups thereafter starting on an unspecified date. No other trials dates have been set.
          The State of Mississippi case was filed in Mississippi state court. Discovery was underway, but that case, along with the Illinois case and the actions brought by Erie, Oswego, and Schenectady Counties in New York, were recently removed to federal court on the motion of a co-defendant. Remand motions are pending.
          The State of Hawaii case was filed in state court in Hawaii, removed to the United States District Court for the District of Hawaii, and remanded to state court. Briefing on the defendants’ motions to dismiss is currently underway. No trial date has been set.
          The State of Alaska case was filed in state court in Alaska on October 6, 2006. Briefing on the defendants’ motions to dismiss is currently underway. No trial date has been set.
          The State of Idaho case was filed in state court in Idaho on January 26, 2007. This matter is at an early stage with no trial date set.
          The State of South Carolina cases consist of two complaints, one brought on behalf of the South Carolina Medicaid Agency and the other brought on behalf of the South Carolina State Health Plan. Both cases were filed in state court in South Carolina on January 16, 2007. These matters are at an early stage with no trial dates set.
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
          Other Litigation
          As of December 31, 2006, we were involved with other lawsuits incidental to its business, including patent infringement actions, product liability, and personal injury claims. Management, based on the advice of legal counsel, believes that the ultimate outcome of these other matters will not have a material adverse effect on our consolidated financial statements.
     Government Inquiries
          On July 11, 2006, we received a request from the FTC for the voluntary submission of information regarding the settlement agreement reached in the matter of Cephalon, Inc. v. Mylan Pharmaceuticals, Inc., et al., U.S. District Court for the District of New Jersey. The FTC is investigating whether Barr and the other parties to the litigation have engaged in unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act by restricting the sale of Modafinil products. In its request letter, the FTC stated that neither the request nor the existence of an investigation indicated that Barr or any other company had violated the law. We believe that our settlement agreement is in compliance with all applicable laws and intend to cooperate with the FTC in this matter. On October 3, 2006, the FTC notified Barr it was investigating a patent litigation settlement reached in matters pending in the U.S. District Court for the Southern District of New York between Barr and Shire PLC concerning Shire’s ADDERALL XR product. To date, the only FTC request of us under this investigation has been to preserve relevant documents. We intend to cooperate with the agency in its investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Annual Meeting of the Shareholders of Barr Pharmaceuticals, Inc. was held on November 9, 2006. Of the 106,350,176 shares entitled to vote, 99,993,645 shares were represented at the meeting or by proxy or present in person. The meeting was held for the following purposes:
          1. To elect seven directors. All seven nominees were elected based on the following votes cast:

For	Shares
Paul M. Bisaro	87,874,930
Harold Chefitz	92,236,617
Bruce L. Downey	87,761,008
Richard Frankovic	92,246,209
James Gilmore III	45,765,389
Peter Seaver	92,715,666
George P. Stephan	87,934,261
          2. To ratify the Audit Committee’s selection of Deloitte & Touche LLP, an independent registered public accounting firm, as independent auditors for the six-month period ended December 31, 2006, and the result of such vote was as follows:

For	Against	Abstain
93,036,051	6,133,057	824,535

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market for Barr’s Common Equity
          Our common stock is traded on the New York Stock Exchange under the symbol “BRL.” The following table sets forth the quarterly high and low share trading price information for the periods indicated:

	High	Low
Transition Period
Three months ended September 30, 2006	$59.25	$44.60
Three months ended December 31, 2006	53.89	47.52

Fiscal year ended June 30, 2006:
First quarter	$55.08	$45.00
Second quarter	63.60	53.53
Third quarter	70.25	60.83
Fourth quarter	64.51	47.24

Fiscal year ended June 30, 2005:
First quarter	$42.80	$32.01
Second quarter	46.90	35.07
Third quarter	50.45	43.71
Fourth quarter	54.29	47.00
          As of February 14, 2007, we estimate that there were 1,541 holders of record of our common stock. We believe that a significant number of investors in our common stock hold their shares in street name. Therefore, the number of beneficial owners of our common stock is much greater than the number of record holders of our common stock.
          We have not paid any cash dividends on our common stock during the Transition Period or during the last two fiscal years and we do not anticipate paying any cash dividends in the foreseeable future.
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
(c) Issuer Purchases of Equity Securities
     We did not repurchase any shares under our share repurchase program during the Transition Period. Our share repurchase program expired on December 31, 2006.

ITEM 6. SELECTED FINANCIAL DATA
      In September 2006, we changed our fiscal year from June 30th to December 31st. The following tables set forth selected consolidated financial data for the Transition Period, the six months ended December 31, 2005, and the five-year period ended June 30, 2006. The data for the Transition Period and the five fiscal years ended June 30, 2006 have been derived from our audited financial statements. The data for the six months ended December 31, 2005 are unaudited and are being provided for comparison purposes. The results of operations of our newly acquired PLIVA subsidiary are included from October 25, 2006.

		Six months
		ended
	Transition	December 31,
	Period	2005
	(in thousands, except per share data)
Statements of Operations Data
Total revenues	$916,403	$635,956
Earnings (loss) before income taxes and minority interest	(304,279)	279,634
Income tax expense	34,505	101,507
Net earnings (loss)	(338,155)	178,127
Earnings (loss) per common share — basic	(3.18)	1.71
Earnings (loss) per common share — diluted	(3.18)	1.66

	December 31,
	2006	2005
Balance Sheet Data
Working capital	$876,106	$711,797
Total assets	4,961,862	1,686,597
Long-term debt (1)	1,937,215	11,520
Shareholders’ equity	1,465,228	1,493,078

	Fiscal Year Ended June 30,
	2006	2005	2004	2003		2002
	(in thousands, except per share data)
Statements of Operations Data
Total revenues	$1,314,465	$1,047,399	$1,309,088	$902,864		$1,188,984
Earnings before income taxes	522,948	329,876	194,440	262,715		337,537
Income tax expense	186,471	114,888	71,337	95,149		125,318
Net earnings	336,477	214,988	123,103	167,566		210,269
Earnings per common share — basic	3.20	2.08	1.21	1.69	(2)	2.17	(2)(3)
Earnings per common share — diluted	3.12	2.03	1.15	1.62	(2)	2.06	(2)(3)

	June 30,
	2006	2005	2004	2003	2002
Balance Sheet Data
Working capital	$921,663	$780,386	$670,601	$582,183	$457,393
Total assets	1,921,419	1,490,306	1,333,269	1,180,937	888,554
Long-term debt (1)	7,431	15,493	32,355	34,027	42,634
Shareholders’ equity	1,690,956	1,233,970	1,042,046	867,995	666,532

(1)	Includes capital leases and excludes current installments.

(2)	Amounts have been adjusted for the March 16, 2004 3-for-2 stock split effected in the form of a 50% stock dividend.

(3)	Amounts have been adjusted for the March 17, 2003 3-for-2 stock split effected in the form of a 50% stock dividend.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Change in Fiscal Year
          On September 21, 2006, we changed our fiscal year end from June 30 to December 31. We made this change to align our fiscal year end with that of our recently acquired subsidiary, PLIVA, and with other companies within our industry. We have defined various periods that are covered in the discussion below as follows:
•	“Transition Period” — July 1, 2006 through December 31, 2006.

•	“comparable 2005 six months” — July 1, 2005 through December 31, 2005

•	“fiscal 2006” — July 1, 2005 through June 30, 2006.

•	“fiscal 2005” — July 1, 2004 through June 30, 2005.

•	“fiscal 2004” — July 1, 2003 through June 30, 2004.

•	“PLIVA Stub Period” — October 25, 2006 through December 31, 2006.
          All information, data and figures provided for the comparable 2005 six months, as well as fiscal 2006, 2005 and 2004, relate solely to Barr’s financial results and do not include the results of PLIVA, which we acquired on October 24, 2006. PLIVA’s results of operations are included from October 25, 2006 through December 31, 2006. The results of operations for the comparable 2005 six months are unaudited.
Executive Overview
          We are a global specialty pharmaceutical company that operates in more than 30 countries worldwide. Our operations are based primarily in North America and Europe, with our key markets being the United States, Croatia, Germany, Poland and Russia. We are primarily engaged in the development, manufacture and marketing of generic and proprietary pharmaceuticals. During the Transition Period we recorded $837.5 million of product sales and $916.4 million of total revenues.
          In the Transition Period, sales of our generic products grew to $636.6 million from $416.3 million in the comparable 2005 six months, accounting for 76% of our total product sales, while sales of our proprietary products grew to $200.9 million from $140.4 million in the comparable 2005 six months, accounting for 24% of our total product sales. In addition, we recorded $65.9 million of alliance and development revenues during the Transition Period, as well as $13.0 million of other revenues. Alliance and development revenues are derived mainly from profit-sharing arrangements, co-promotion agreements, and standby manufacturing fees and other reimbursements and fees we received from third parties, including marketing partners. Other revenues primarily are derived from our non-core operations, which include our animal health agrochemicals business, which predominantly consists of generics, feed additives, agro products and vaccines, and our diagnostics, disinfectants, dialysis and infusions (“DDD&I”) business.
     PLIVA Acquisition
          On October 24, 2006, we completed the acquisition of PLIVA d.d., headquartered in Zagreb, Croatia. Under the terms of our cash tender offer, we made a payment of approximately $2.4 billion based on an offer price of HRK 820 per share for all shares tendered during the offer period. The transaction closed with 17,056,977 shares being tendered as part of the process, representing 92% of PLIVA’s total share capital being tendered to us. With the addition of the treasury shares held by PLIVA, and shares we acquired in the open market after the offer period expired, we now own or control 97% of PLIVA’s voting share capital.
          In connection with the acquisition, we have been evaluating the profitability and strategic value of several of PLIVA’s businesses and have identified certain less profitable businesses as candidates for possible disposition.

          On May 8, 2006, prior to the acquisition, PLIVA received a warning letter from the FDA that raised numerous concerns regarding our manufacturing facility in Zagreb, Croatia, and in connection with that letter, the FDA imposed a hold on approvals of ANDA’s for products produced at this facility. PLIVA submitted a timely response to the FDA, and began working cooperatively with the agency to address the issues raised in the warning letter. In response to the warning letter, PLIVA took numerous steps to improve overall compliance at the Zagreb site, including improving key standard operating procedures, hiring new personnel, undertaking additional training, expanding the senior leadership presence in Croatia and engaging an independent expert consultant to supplement oversight of good manufacturing practices, and as a combined organization we will enhance and expand these efforts. In July 2006, the FDA lifted the hold it imposed on approval of ANDA’s for products from this facility; nevertheless, we continue to undertake remediation efforts. Our goal is to resolve any remaining issues as quickly as possible and continue to assure the FDA that all necessary modifications are made to the operation of the facility. However, we cannot exclude the possibility that these issues will result in further regulatory action or delays in the approval of new products or release of approved products manufactured at the Zagreb facility.
          For a detailed discussion of our PLIVA acquisition, see Item 1, “Business — Overview — PLIVA Acquisition” above.
     Generic Products
          For many years, we have successfully utilized a strategy of developing the generic versions of branded products that possess a combination of unique factors that we believe have the effect of limiting competition for generics. Such factors include difficult formulation, complex and costly manufacturing requirements or limited raw material availability. By targeting products with some combination of these unique factors, we believe that our generic products will, in general, be less affected by the intense and rapid pricing pressure often associated with more commodity-type generic products. As a result of this focused strategy, we have been able to successfully identify, develop and market generic products that generally have few competitors or that are able to enjoy longer periods of limited competition and thus generate profit margins higher than those often associated with commodity-type generic products. The development and launch of our generic oral contraceptive products is an example of our generic development strategy.
          Until our acquisition of PLIVA, the execution of this strategy was focused predominantly on developing solid oral dosage forms of products. While we believe there are more tablet and capsule products that may fit our “barrier-to-entry” criteria, we have recently expanded our development activities, both internally through our acquisition of PLIVA and through collaboration with third parties, to develop non-tablet and non-capsule products such as injectables, patches, creams, ointments, sterile ophthalmics and nasal sprays.
          We also develop and manufacture active pharmaceutical ingredients (“API”), primarily for use internally and, to a lesser extent, for sale to third parties. We manufacture 28 different APIs for use in pharmaceuticals through our facilities located in Croatia and the Czech Republic. We believe that our ability to produce API for internal use may provide us with a strategic advantage over competitors that lack such ability, particularly as to the timeliness of obtaining API for our products.
          Challenging the patents covering certain brand products continues to be an integral part of our generics business. For many products, the patent provides the unique barrier that we seek to identify in our product selection process. We try to be the first company to initiate a patent challenge because, in certain cases, we may be able to obtain 180 days of exclusivity for selling the generic version of the product. Upon receiving exclusivity for a product, we often experience significant revenues and profitability associated with that product for the 180-day exclusivity period, but, at the end of that period, we experience significant decreases in our revenues and market share associated with the product as other generic competitors enter the market. Our record of successfully resolving patent challenges has made a recurring contribution to our operating results, but has created periods of revenue and earnings volatility and will likely continue to do so in the future. While earnings and cash flow volatility may result from the launch of products subject to patent challenges, we remain committed to this part of our business.

     Proprietary Products
          To help diversify our generic product revenue base, we initiated a program more than five years ago to develop and market proprietary pharmaceutical products. We formalized this program in 2001 through the acquisition of Duramed Pharmaceuticals and by establishing Duramed Research, our proprietary research and development subsidiary. Today, Duramed is recognized as a leader in the area of women’s healthcare. We implement our women’s healthcare platform through a substantial number of employees dedicated to the development and marketing of our proprietary products, including approximately 350 sales representatives that promote directly to physicians five of our products — SEASONIQUE, ENJUVIA, Mircette, ParaGard and Plan B — and two products under our co-promotion agreement with Kos Pharmaceuticals — Niaspan and Advicor. We have accomplished significant growth in proprietary product sales over the last several years through both internally-developed products, such as SEASONALE, the first and largest selling extended-cycle oral contraceptive in the U.S., and through product acquisitions, including ParaGard, the only non-drug loaded IUD currently on the market in the U.S., in November 2005; Mircette, a well established 28-day oral contraceptive, in December 2005; and Adderall IR, an immediate-release, mixed salt amphetamine product that is indicated for the treatment of attention deficit hyperactivity disorder and narcolepsy, in October 2006.

Comparison of the six months ended December 31, 2006 and December 31, 2005
          The following table sets forth revenue data for the Transition Period and the comparable 2005 six months (dollars in millions):

		Six Months
		Ended
	Transition	December 31,	Change
	Period	2005	$	%

Generic products:
Oral contraceptives	$235.8	$191.2	$44.6	23%
Other generic	400.8	225.1	175.7	78%

Total generic products	636.6	416.3	220.3	53%
Proprietary products	200.9	140.4	60.5	43%

Total product sales	837.5	556.7	280.8	50%
Alliance and development revenue	65.9	79.3	(13.4)	-17%
Other revenue	13.0	0.0	13.0	0%

Total revenues	$916.4	$636.0	$280.4	44%

Product Sales
Generic Products
          Sales of our generic products were $636.6 million during the Transition Period, up from $416.3 million during the comparable 2005 six months. Of this $220.3 million increase, the most significant increase was attributable to sales by our newly acquired subsidiary, PLIVA, as well as increases attributable to internal growth, largely due to new product launches. During the Transition Period, we had four significant product launches — Fentanyl Citrate (generic ACTIQ, for cancer pain management), Jolessa (generic SEASONALE, an extended-cycle oral contraceptive that we launched after a competitor launched its generic version of our proprietary SEASONALE product), Balziva (generic Ovcon 35, an oral contraceptive) and Ondansatron ODT (generic Zofran ODT, to prevent nausea and vomiting). During the Transition Period, product launches and the contribution of PLIVA products accounted for 44% of our generic sales.
          During the Transition Period, sales of our generic oral contraceptives (“Generic OCs”) were $235.8 million, an increase of $44.6 million over the comparable 2005 six months. This 23% increase was positively impacted by strong sales from the launches of Balziva and Jolessa, as discussed above, and a 22% increase in sales of our Kariva product due to an increase in both volume and price.
          During the Transition Period, sales of our other generic products (“Other Generics”) were $400.8 million, up from $225.1 million during the comparable 2005 six months. This 78% increase was mainly due to the incremental sales attributable to products acquired through the PLIVA acquisition, along with our launch in September 2006 of Fentanyl Citrate, our generic version of Cephalon’s ACTIQ, and the launch of Ondansatron ODT in December 2006. Partially offsetting these increases were significantly lower sales of Desmopressin, along with lower sales of Warfarin and Methotrexate. We launched Desmopressin in July 2005 with 180 days of exclusivity as a result of a successful paragraph IV patent challenge. In March 2006, following the expiration of the exclusivity period, sales of Desmopressin declined significantly due to the introduction of competing generic products.
Proprietary Products
          During the Transition Period, sales of our proprietary products increased 43% to $200.9 million, up from $140.4 million during the comparable 2005 six months. This total increase of $60 million over the comparable 2005 six months included: (1) the launch of our dual-label Plan B® emergency contraceptive OTC/Rx (over the counter “OTC”) in November 2006; (2) sales recorded from the launch of SEASONIQUE, our second generation extended cycle oral contraceptive, during the quarter ended September 30, 2006; (3) full period contributions from ParaGard and Mircette, which we acquired in November 2005 and December 2005, respectively;

and (4) sales of Adderall IR, which we acquired from Shire and launched in October 2006. Partially offsetting these increases were lower sales of SEASONALE, which were down 48% from the comparable 2005 six months due to Watson’s launch of a generic version during the quarter ended September 30, 2006, and our subsequent launch of Jolessa, our own generic version, resulting in lower SEASONALE unit sales. We expect that SEASONALE sales will decline further in 2007 as a result of this competition.
Alliance and Development Revenue
          During the Transition Period, we recorded $65.9 million of alliance and development revenue, down from $79.3 million during the comparable 2005 six months. The decrease was caused by lower revenues from our profit-sharing arrangement with Teva on generic Allegra, which began in September 2005, partially offset by an increase in royalties and other fees received under our agreements with Kos Pharmaceuticals relating to Niaspan and Advicor.
     Teva
          Teva’s 180-day exclusivity period on generic Allegra ended on February 28, 2006. By the end of December 2006, there were two additional competing generic Allegra products on the market. We are aware of other companies that have filed ANDAs with Paragraph IV certifications for generic Allegra. Competition for generic Allegra has and may continue to cause Teva’s Allegra revenues to decrease. Accordingly, our royalties may decline further in future periods.
     Kos
          Royalties we earn under our co-promotion agreement with Kos are based on the aggregate sales of Niaspan and Advicor in a given quarter and calendar year, up to quarterly and annual maximum amounts. While the annual cap increases each year during the term of our arrangement, which ends in July 2012 unless extended by either party for an additional year, the royalty rate and our promotion-related requirements decline in 2007 compared to 2006, after which the rate remains fixed throughout the remaining term of the agreement. Due to sales realized by Kos during 2006, we achieved our maximum annual royalty of $45 million for calendar 2006 in November 2006 and, therefore, our royalties earned during the quarter ended December 31, 2006 were significantly lower than those earned in prior quarters during calendar 2006. We believe that sales of Niaspan and Advicor will remain strong in 2007 and that our royalties in 2007 will be substantially similar to those we earned in 2006.
     Shire
          As described above, in August 2006 we entered into a series of agreements with Shire plc. Under one of those agreements, we granted Shire a license to obtain regulatory approval and market in certain specified territories SEASONIQUE and five other products in various stages of development, in exchange for (1) an initial $25 million payment for previously incurred product development expenses and (2) reimbursement of future development expenses up to a maximum of $140 million over an eight-year period, not to exceed $30 million per year. During the Transition Period, we recorded $2.9 million of revenues from this arrangement, which include research and development reimbursements and the recognition of a portion of the deferred revenue related to the $25 million upfront payment. We expect these revenues will increase significantly in 2007 as we increase spending on the related development projects.
     Adenovirus Vaccine
          Also included in this category are reimbursements and fees we receive from the U.S. Department of Defense for the development of the Adenovirus vaccine. We expect that the reimbursements and fees we earn from development of the Adenovirus vaccine will increase in 2007 as this project moves into Phase III of testing.
Other Revenue
          We recorded $13.0 million of other revenue during the Transition Period. This revenue is primarily attributable to non-core operations including our animal health and agrochemicals business, which predominantly consists of generics, feed additives, agro products and vaccines, as well as our DDD&I business. These are businesses acquired through the PLIVA acquisition, and as such, there are no comparable revenues for the comparable 2005 six months.
Cost of Sales
          The following table sets forth cost of sales data, in dollars, as well as the resulting gross margins expressed as a percentage of product sales (except ‘‘other’’, which is expressed as a percentage of our other revenue line item), for the Transition Period and the comparable 2005 six months (dollars in millions):

		Six Months
		Ended
	Transition	December 31,	Change
	Period	2005	$	%

Generic products	$307.1	$138.3	$168.8	122%

Gross margin	52%	67%

Proprietary products	$56.2	$33.8	$22.4	66%

Gross margin	72%	76%

Other	$12.0	$—	$12.0	100%

Gross margin	8%	0%

Total cost of sales	$375.3	$172.1	$203.2	118%

Gross margin	56%	69%
          Amounts that comprise cost of sales include the following:
•	our manufacturing and packaging costs for products we manufacture;

•	amortization expense (as discussed further below);

•	the write-off of the step-up in inventory arising from acquisitions, including PLIVA;

•	profit-sharing or royalty payments we make to third parties, including raw material suppliers;

•	the cost of products we purchase from third parties;

•	lower of cost or market adjustments to our inventories; and

•	stock-based compensation expense relating to employees within certain departments that we allocate to cost of sales.
          In prior periods, we included amortization expense in selling, general and administrative expenses rather than cost of sales. During the Transition Period, we revised our presentation of amortization expense to include it within cost of sales rather than SG&A. We have adjusted all historical periods presented in this discussion to reflect this change.
           Cost of sales, on an overall basis, increased 118% over the comparable 2005 six months due to higher sales and higher product amortization expense arising from products acquired through the PLIVA acquisition. Additionally, as part of the PLIVA acquisition, we stepped-up the book value of inventory acquired by $89.6 million as of October 24, 2006. The stepped-up value is recorded as a charge to cost of sales, including $56.8 million during this Transition Period, as acquired inventory is sold. We expect most of the remaining $32.8 million of stepped-up inventory to be sold by June 30, 2007. As a result of these expenses and charges, overall gross margins decreased from 69% for the comparable 2005 period to 56% for the Transition Period.
           In our generics segment, cost of sales increased in large part due to a 78% increase in total Other Generics sales, as described above, and $17.9 million of higher amortization expense arising primarily from product intangibles created as a result of the PLIVA acquisition. When combined with the charge related to the step-up in inventory described above, these increases in cost of sales resulted in a decrease in our generics margins from 67% to 52%. Partially offsetting this decrease in gross margins were the impact from higher sales of our Generic OCs and the launch of Fentanyl Citrate during the Transition Period, which have above-average margins when compared to many of our other generic products.
     In our proprietary segment, cost of sales increased both due to a 43% increase in proprietary sales and an $11 million increase in product amortization expense, thereby reducing margins for our proprietary products from 76% from 72%. The increase in product amortization expense relates to a full six-month period of expense relating to our November 2005 acquisition of FEI Women’s Health, LLC. Product amortization expense and the inventory step-up charge related to the five proprietary products we acquired through the PLIVA acquisition were not material.
Selling, General and Administrative Expense
     The following table sets forth selling, general and administrative expense data for the Transition Period and the comparable 2005 six months (dollars in millions):

		Six Months
		Ended
	Transition	December 31,	Change
	Period	2005	$	%
Selling, general and administrative	$ 267.7	$ 126.4	$ 141.3	112%
     Selling, general and administrative more than doubled in the Transition Period from the comparable 2005 six months. Of this $141.3 million increase, approximately $95.0 million is directly attributable to the PLIVA acquisition, including both operating and integration expenses. These expenses include, but are not limited to:
•	PLIVA’s selling, general and administrative expenses for the PLIVA Stub Period, including the sales force costs associated with approximately 1,400 incremental global sales representatives and other general and administrative expenses associated our worldwide operations;

•	professional fees associated with the integration activities; and

•	incremental legal and audit fees relating to the acquisition.
     While certain costs described above are not expected to be repeated in 2007, we expect a significant amount of ongoing consulting costs and other professional fees will be incurred during 2007 as part of the integration process.
     Other increases in general and administrative expenses during the Transition Period include an increase in information technology costs of $9.3 million, reflecting higher depreciation costs and $2.4 million related to the integration of our SAP enterprise resource planning system, a $6.0 million payment to a raw material supplier during the Transition Period and an $8.4 million net benefit related to the Mircette transaction that reduced general and administrative expenses in the comparable 2005 six months. These net increases were partially offset by proceeds of $5.2 million received in connection with the FTC-ordered sale of two products in connection with the PLIVA acquisition.
     Other increases in selling and marketing expenses include incremental marketing activity relating to some of our proprietary products, principally the launch of SEASONIQUE, the continued marketing of our ENJUVIA product and a full period of costs related to the marketing of our ParaGard product, and higher sales force costs associated with the additional sales representatives acquired in the FEI Women’s Health acquisition in November 2005.

Research and Development
     The following table sets forth research and development expenses for the Transition Period and the comparable 2005 six months (dollars in millions):

		Six Months
		Ended
	Transition	December 31,	Change
	Period	2005	$	%
Research and development	$107.5	$66.0	$41.5	63%
Write-off of acquired IPR&D	$380.7	$—	$380.7	N/A
      Research and development increased by $41.5 million in the Transition Period over the comparable 2005 six months primarily due to an increase of $16 million in costs associated with clinical trials and bio-studies and the inclusion in the comparable 2005 six months of a $5 million reimbursement of previously incurred costs under a third party development agreement which reduced expenses in that period.
      Write-off of acquired in-process research and development (“IPR&D”), which resulted from the PLIVA acquisition, was $380.7 million in the Transition Period.
Interest Income
     The following table sets forth interest income for the Transition Period and the comparable 2005 six months (dollars in millions):

		Six Months
		Ended
	Transition	December 31,	Change
	Period	2005	$	%
Interest income	$15.7	$8.9	$6.8	76%

     The increase in interest income for the Transition Period is due to higher interest rates and cash and marketable securities balances during this period as compared to the comparable 2005 six months.
Interest Expense
     The following table sets forth interest expense for the Transition Period and the comparable 2005 six months (dollars in millions):

		Six Months
		Ended
	Transition	December 31,	Change
	Period	2005	$	%
Interest expense	$32.4	$0.1	$32.3	32300%

     The increase in interest expense for the Transition Period is primarily due to interest on borrowings outstanding under our new credit facilities that were drawn in connection with the acquisition of PLIVA. As a result of the debt incurred to finance the acquisition and debt assumed from PLIVA, interest expense will be approximately $170 million in 2007.

Other (Expense) Income
     The following table sets forth other expense for the Transition Period and the comparable 2005 six months (dollars in millions):

	Transition	Six Months Ended December 31,	Change
	Period	2005	$	%
Other (expense) income	$(72.9)	$(0.6)	$(72.3)	12050%

      Other expense increased to $72.9 million in the Transition Period primarily as a result of $69.3 million of losses we recorded upon the sale or settlement of foreign currency option and forward contracts entered into in connection with the acquisition of PLIVA. Since our offer was denominated in Kuna, the Croatian currency, these contracts were purchased in order to protect against fluctuations in the USD/Kuna exchange rate, effectively locking in the U.S. dollar value of our offer. Furthermore, these contracts helped guarantee our ability to deliver the required Kuna to tendering shareholders. Because these contracts were put in place to hedge a business combination, they did not qualify for hedge accounting and all associated gains or losses were required to be recognized in our statement of operations during the Transition Period.
Income Taxes
     The following table sets forth income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the Transition Period and the comparable 2005 six months (dollars in millions):

		Six Months
		Ended
	Transition	December 31,	Change
	Period	2005	$	%
Income tax expense	$34.5	$101.5	$(67.0)	-66%

Effective tax rate	-11.3%	36.3%

      The effective tax rate for the Transition Period was -11.3%, as compared to 36.3% for the comparable 2005 six months, primarily due to the write-off of $380.7 million of acquired IPR&D arising from the PLIVA acquisition, which lowered reported earnings, and was non-deductible for tax purposes. This resulted in the Company having tax expense for the Transition Period despite a pre-tax loss.
     The federal research and development credit was suspended as of December 31, 2005. In December 2006 it was reinstated retroactively beginning after January 1, 2006. The effective rate for the Transition Period includes a favorable effect of the reinstatement from the time the credit was suspended at December 31, 2005 through the end of the Transition Period.
     The Company also recorded a favorable release of the tax reserve related to the expiration of the statute of limitations associated with certain acquisition costs for a prior domestic acquisition.

Comparison of the fiscal years ended June 30, 2006 and June 30, 2005
     The following table sets forth revenue data for the fiscal years ended June 30, 2006 and 2005 (dollars in millions):

	Twelve Months Ended June 30,
			Change
	2006	2005	$	%
Generic products:
Oral contraceptives	$399.4	$396.6	$2.8	1%
Other generic	439.4	354.8	84.6	24%

Total generic products	838.8	751.4	87.4	12%
Proprietary products	330.9	279.3	51.6	18%

Total product sales	1,169.7	1,030.7	139.0	13%
Alliance and development revenue	144.7	16.7	128.0	766%

Total revenues	$1,314.4	$1,047.4	$267.0	25%

Product Sales
     Product sales for the fiscal year ended June 30, 2006 (“fiscal 2006”) increased 13% over product sales for the fiscal year ended June 30, 2005 (“fiscal 2005”), resulting from increases in sales of both generic and proprietary products. Generic sales increased in large part due to contributions from Desmopressin, which was launched at the beginning of fiscal 2006, combined with continued strong sales of two of our generic oral contraceptive products, Tri-Sprintec and Kariva. Proprietary sales increased in part due to contributions of products acquired during fiscal 2006 as well as higher sales of promoted in-line products, including SEASONALE and Plan B.
Generic Products
     For fiscal 2006, sales of Generic OC products increased 1% to $399.4 million from sales of $396.6 million in fiscal 2005. Sales in this category benefited from strong performances from Tri-Sprintec and Kariva. Tri-Sprintec sales increased 20%, driven in part by market-share gains during the second half of fiscal 2006, while sales of Kariva were up 32% due both to an increase in market share and higher pricing. We believe that Tri-Sprintec’s market share gains were the result of supply shortages encountered by one of our competitors, which was remedied.
     Somewhat offsetting the strong performances by Tri-Sprintec and Kariva was the impact of increased pricing pressure from competition on certain of our other products, including Aviane and Apri, as well as the ongoing decline in consumer demand for several Generic OC products that occurs when brand companies cease promotional activities after a generic is launched. These factors more than offset continued increases in the generic substitution rates for nearly all of our Generic OC products.
     For fiscal 2006, sales of Other Generics increased 24% to $439.4 million from $354.8 million in fiscal 2005, driven by strong performances from Desmopressin and Didanosine. Desmopressin was launched in July 2005, and recorded approximately $107.7 million of sales during fiscal 2006. Didanosine was launched during the middle of fiscal 2005, and saw sales increase 47% year-over-year. Desmopressin sales, which were favorably impacted in the first half of fiscal 2006 by rapid generic substitution, declined sharply in the second half due to the launch of two competing generic products.
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
Proprietary Products
     For fiscal 2006, proprietary product sales increased 18% to $330.9 million from $279.3 million in fiscal 2005. This increase was driven by (1) a 14% increase in sales of SEASONALE, (2) the inclusion of sales of the ParaGard IUD and of the Mircette oral contraceptive, which we acquired in November 2005 and December 2005, respectively, (3) the launch of ENJUVIA during the fourth quarter of fiscal 2006 and (4) higher volume and pricing for our Plan B emergency contraceptive product. Partially offsetting these increases were lower sales of our Loestrin/Loestrin FE oral contraceptive products and our Cenestin hormone therapy product, due in part to customer buying patterns.
     SEASONALE sales reached $100 million during fiscal 2006, up 14% from fiscal 2005 sales. Higher prices for SEASONALE during fiscal 2006 more than offset lower customer shipments, which were attributable to customer buying patterns during the fourth quarter of fiscal 2006. During fiscal 2006, consumer demand for SEASONALE grew, as prescriptions increased 30% compared to fiscal 2005.
Alliance, Development and Other Revenue
     During fiscal 2006, alliance, development and other revenue totaled $144.7 million compared to $16.7 million in the prior year. The substantial increase was driven by our profit sharing arrangement with Teva, which began in September 2005 and represented 65% of such revenues in fiscal 2006, and an increase in royalties under our agreements with Kos, under which we began earning royalties in the fourth quarter of fiscal 2005.
     Teva’s 180-day exclusivity period on generic Allegra ended on February 28, 2006. By the end of June 2006, there were two additional competing generic Allegra products on the market, resulting in a decrease to Teva’s revenues. Additionally, our royalty percentage decreased following the expiration of the exclusivity period on February 28, 2006, further reducing the amount we earned.
Cost of Sales
     The following table sets forth cost of sales data, in dollars, as well as the resulting gross margins expressed as a percentage of product sales, for fiscal 2006 and fiscal 2005 (dollars in millions):

			Change
	2006	2005	$	%
Generic products	$286.0	$264.8	$21.2	8%

Gross margin	66%	65%

Proprietary products	$91.9	$52.6	$39.3	75%

Gross margin	72%	81%

Total cost of sales	$377.9	$317.4	$60.5	19%

Gross margin	68%	69%
     Amounts that comprise cost of sales include:
•	the cost of products we purchase from third parties;

•	our manufacturing and packaging costs for products we manufacture;

•	profit-sharing or royalty payments we make to third parties, including raw material suppliers;

•	lower of cost or market inventory provisions; and

•	stock-based compensation expense relating to employees within certain departments that we allocate to cost of sales.
     As discussed above, during the Transition Period, we revised our presentation of amortization expense to include it within cost of sales rather than SG&A. We have adjusted all historical periods presented in this discussion to reflect this change.
     Overall gross margins for fiscal 2006 declined to 67.7% from 69.2% in fiscal 2005. Cost of sales increased 19% year-over-year primarily due to (1) the inclusion of $8.1 million of stock-based compensation expense that was not present in fiscal 2005, (2) $20.7 million of charges to write off the step-up to fair value of ParaGard inventory acquired from FEI in November 2005 and (3) $12.4 million of higher product amortization expense. As of June 30, 2006, the entire amount of the step-up adjustment had been charged to cost of sales as the units acquired on the date of acquisition had been sold.
     Margins on our generic products increased slightly in fiscal 2006 due to strong sales of Desmopressin and Didanosine, both of which had higher margins than the average margin of our other generic products. The margin increase related to these products was slightly offset by the first-time inclusion of stock-based compensation expense in cost of sales.
     Proprietary margins for the year ended June 30, 2006 were negatively impacted by the $20.7 million inventory step-up charge described above, the inclusion of stock-based compensation expense and an increase in intangible amortization of $12.4 million.
Selling, General and Administrative Expense
     The following table sets forth selling, general and administrative expense data for fiscal 2006 and 2005 (dollars in millions):

			Change
	2006	2005	$	%
Selling, general and administrative	$309.0	$285.6	$23.4	8%

Charges included in general and administrative	$14.1	$63.2	$(49.1)	-78%

     Selling, general and administrative expenses increased 8% in fiscal 2006 primarily due to: (1) $26.4 million in higher selling and marketing costs associated with our proprietary product portfolio, largely attributable to the launch of ENJUVIA during the fourth quarter and personnel costs associated with the additional sales representatives acquired in the FEI acquisition, (2) $13.4 million in stock-based compensation that was not included in the prior year, (3) higher information technology costs of $12.5 million relating to the integration of our SAP enterprise resource planning system, and (4) a $6.5 million increase in legal costs, which more than offset the charges as described below.
     Charges included in general and administrative expenses for fiscal 2006 and 2005 were as follows:
     Fiscal 2006:
     On December 2, 2005, after receiving the requisite approvals, we entered into a definitive agreement with Organon and Savient to acquire the exclusive rights to Mircette for $152.8 million (see Fiscal 2005 charges below). Based on final valuations of the assets acquired, we recorded an additional charge in fiscal 2006 of $0.8 million (bringing the total charge to $64 million) for the difference between amounts recorded as a probable loss at June 30, 2005 and the final loss amount. We also incurred transaction costs during fiscal 2006 (primarily legal and accounting fees) of $1.8 million. Additionally, we received $11.0 million from a third party as partial reimbursement of the $64 million charge recorded in conjunction with this transaction. The $11.0 million reimbursement, together with the additional settlement charge of $0.8 million and the transactions costs of $1.8 million, were all classified as selling, general and administrative expenses and resulted in a net benefit of $8.4 million to selling, general and administrative expenses for fiscal 2006.
     General and administrative expenses also included a payment of $22.5 million in settlement of an anti-trust case related to Warfarin Sodium.
     Fiscal 2005
     On June 15, 2005, we entered into a non-binding letter of intent (“LOI”) with Organon (Ireland) Ltd., Organon USA and Savient Pharmaceuticals, Inc. to acquire the NDA for Mircette, obtain an exclusive royalty free license to sell Mircette and Kariva in the U.S. and dismiss all pending litigation between the parties in exchange for a payment by us of up to $155 million. Because the transaction included, as one of its components, a payment in settlement of litigation, it was presumed under GAAP to give rise to a “probable loss,” as defined in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. Based on valuations of the assets we acquired and total estimated payments, we recorded a charge of $63.2 million as of June 30, 2005 to reflect the proposed litigation settlement.
Research and Development
     The following table sets forth research and development expenses for fiscal 2006 and 2005 (dollars in millions):

			Change
	2006	2005	$	%
Research and development	$140.2	$128.4	$11.8	9%

     The increase in research and development expenses costs was due to (1) an increase of $9.5 million in costs associated with clinical trials, (2) the inclusion of $5.6 million of stock-based compensation that was not similarly included in fiscal 2005 and (3) an increase of $5.6 million in raw material costs. These increases were offset by a reimbursement of $5.0 million for previously incurred costs under a third party development agreement and a $4.0 million decrease in costs associated with bioequivalents studies supporting our generic product activities.
Other Income (expense)
     The following table sets forth other income for fiscal 2006 and 2005 (dollars in millions):

			Change
	2006	2005	$	%
Other income (expense)	$17.2	$3.9	$13.3	341%

     Other income increased to $17.2 million in fiscal 2006 from $3.9 million in fiscal 2005 primarily as a result of a $10.3 million gain in the value of our foreign currency option related to the PLIVA acquisition. This gain was the result of fluctuations and volatility in the exchange rate between the Dollar and the Euro.
     Additionally, we recorded a net gain during fiscal 2006 of $5.2 million related to our equity investment in two venture funds, compared to a loss of $0.8 million during fiscal 2005.

Income Taxes
     The following table sets forth income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for fiscal 2006 and 2005 (dollars in millions):

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

     Comparison of the fiscal years ended June 30, 2005 and June 30, 2004
     The following table sets forth revenue data for the fiscal years ended June 30, 2005 and 2004 (dollars in millions):

	Twelve Months Ended June 30,
			Change
	2005	2004	$	%
Generic products:
Distributed alternative brands(1)	$—	$385.3	$(385.3)	-100%
Oral contraceptives	396.6	403.9	(7.3)	-2%
Other generic(2)	354.8	361.4	(6.6)	-2%

Total generic products	751.4	1,150.6	(399.2)	-35%
Proprietary products	279.3	146.2	133.1	91%

Total product sales	1,030.7	1,296.8	(266.1)	-21%
Alliance and development revenue	16.7	12.3	4.4	36%

Total revenues	$1,047.4	$1,309.1	$(261.7)	-20%

(1)	Reflects sales of Ciprofloxacin during Bayer’s pediatric exclusivity period which ended on June 9, 2004.

(2)	Includes sales of Ciprofloxacin after June 9, 2004.
Revenues — Product Sales
     Product sales for fiscal 2005 decreased 21% from the fiscal year ended June 30, 2004 (“fiscal 2004”) due primarily to the decline in sales of Ciprofloxacin, as discussed in detail below. Partially offsetting the decrease in Ciprofloxacin sales was a 91% increase in sales of our proprietary products.
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
Oral Contraceptives
     Sales of our Generic OC products decreased 2% in fiscal 2005 compared to fiscal 2004. Price declines and lower volumes resulting from increased competition reduced sales on certain of our products, mainly Apri and Aviane, and a slowdown in the growth rate of generic substitution more than offset (1) full-year contributions from products launched during fiscal 2004, (2) two new products launched in fiscal 2005 and (3) market share gains on other existing products.
Generic Products — Other
     Sales of Other Generics decreased 2% in fiscal 2005 as compared to fiscal 2004, as sales from new products, including Didanosine and Metformin XR 750mg, were more than offset by declines in other existing product sales. The decline in other existing product sales was primarily due to a significant decrease in sales of our Dextroamphetamine group of products due to both declining volumes and lower prices caused by the launch of competing versions in late 2004. In April 2005, our generic exclusivity period on Metformin XR 750mg ended and several other generic companies launched competing versions of the product. As a result, we experienced a significant decline in sales of Metformin XR 750mg.
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
     As discussed above, during the Transition Period, we revised our presentation of amortization expense to include it within cost of sales rather than SG&A. We have adjusted all historical periods presented below to reflect this change.
     The following table sets forth cost of sales data in dollars as well as the resulting gross margins for fiscal 2005 and 2004 (dollars in millions):

			Change
	2005	2004	$	%
Generic products	$264.8	$604.6	$(339.8)	-56%

Gross margin	65%	47%

Proprietary products	$52.6	$34.4	$18.2	53%

Gross margin	81%	76%

Total cost of sales	$317.4	$639.0	$(321.6)	-50%

Gross margin	69%	51%
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
Selling, General and Administrative Expense
     The following table sets forth selling, general and administrative expense data for fiscal 2005 and 2004 (dollars in millions):

			Change
	2005	2004	$	%
Selling, general and administrative	$285.6	$308.2	$(22.6)	-7%

Charges included in general and administrative	$63.2	$96.6	$(33.4)	-35%

     Lower selling, general and administrative expenses in fiscal 2005 compared to the prior year were primarily due to a 35% decrease in one-time charges to selling, general and administrative expenses partially offset by $8.1 million in higher marketing costs associated with our proprietary product portfolio.
     Charges taken in fiscal 2004 that were included in selling, general and administrative expenses are as follows (the charge taken in fiscal 2005 is detailed above under the comparison of fiscal years 2006 and 2005):
•	A $16 million valuation allowance we established in September 2003 for our loans to Natural Biologics, LLC, the raw material supplier for our generic equine-based conjugated estrogens product, as the result of an unfavorable court decision rendered in September 2003;

•	A $4.2 million write-off in February 2004 associated with the acquisition of certain emergency contraception assets from Gynetics, Inc;

•	An arbitration panel’s decision in June 2004 to award Solvay Pharmaceuticals $68 million in damages on its claim that we improperly terminated a joint venture agreement; and

•	An $8.5 million charge in June 2004 related to costs associated with our settlement of the Estrostep and Femhrt patent challenge litigation with Galen.
Research and Development
     The following table sets forth research and development expenses for fiscal 2005 and 2004 (dollars in millions):

			Change
	2005	2004	$	%
Research and development	$128.4	$123.1	$5.3	4%
Write-off of IPR&D	$—	$45.9	$(45.9)	N/A

Charges included in research and development	$—	$68.2	$(68.2)	-100%

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
     The remaining $28 million increase in research and development for fiscal 2005 as compared to the prior year was primarily due to: (1) $9.1 million in higher third party development costs, including a $5.0 million payment to PLIVA related to the development, supply and marketing agreement that we entered into in March 2005 for the generic biopharmaceutical G-CSF; (2) $9.4 million in higher bioequivalence study costs, reflecting both an increase in the number and the cost of the studies; (3) $5.0 million in higher internal production costs in support of internal development projects; and (4) $4.5 million in higher headcount costs in support of the increased number of products in development.
Income Taxes
     The following table sets forth income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for fiscal 2005 and 2004 (dollars in millions):

	Twelve Months Ended June 30,
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

Liquidity and Capital Resources
Overview
     Our primary source of liquidity has been cash from operations, which entails the collection of accounts and other receivables related to product sales, and royalty and other payments we receive from third parties in various ventures, such as Teva with respect to generic Allegra and Kos with respect to Niaspan and Advicor. Our primary uses of cash include financing inventory, research and development programs, marketing and selling, capital projects and investing in business development activities.
     To finance our acquisition of PLIVA we borrowed approximately $2,416 million and used approximately $100 million of our cash balances. In addition, we assumed approximately $256 million of debt from PLIVA, as described in greater detail below.
     In 2007, operating cash flows will be a significant source of liquidity, while debt service costs will be a significant use of cash in addition to the activities described above. We also anticipate refinancing amounts outstanding under our 364-day term loan that matures in October 2007.
     The following table highlights selected measures of our liquidity and capital resources as of December 31, 2006 and June 30, 2006 (dollars in millions):

	December 31,	June 30,	Change
	2006	2006	$	%
Cash & cash equivalents, short term marketable securities	$905.7	$601.9	$303.8	50%

Debt/Capital lease obligations:
Short-term	742.4	8.8	733.6	8336%
Long-term	1,937.2	7.4	1,929.8	26078%

Working capital	876.1	921.7	(45.6)	-5%

Cash flow from operations	213.3	327.3	(114.0)	-35%

Ratio of current assets to current liabilities	1.7 : 1	5.9 : 1
Operating Activities
     Our operating cash flow for the Transition Period was $213.3 million, up from $104.8 million of operating cash flow for the comparable 2005 six months. Operating cash flows in the Transition Period reflected a net loss of $338.2 million which was more than offset by adjustments of $500.9 million. This latter figure includes the add-back of depreciation and amortization of $74.4 million and a $380.7 million write-off of acquired IPR&D. Operating cash flows were also positively impacted by a $50.6 million net decrease in working capital, after adjusting for the PLIVA acquisition, primarily due to an increase in deferred revenue of approximately $25 million to recognize an upfront payment from Shire plc under a development agreement.
Investing Activities
     Our net cash used in investing activities was $2,417.2 million during the Transition Period, primarily reflecting the acquisition of PLIVA, the purchase of the Adderall IR product rights for $63 million and capital expenditures of $34 million.

Financing Activities; New Credit Facilities
     Net cash provided by financing activities was $2,412.0 million in the Transition Period, primarily reflecting the debt financing of $2,415.7 million described below that we incurred in connection with the PLIVA acquisition.
     On July 21, 2006, in anticipation of the PLIVA acquisition, we entered into $2.8 billion senior unsecured credit facilities (the “Credit Facilities”) that consisted of a $2.0 billion five year term facility, a $500 million 364-day term facility and a $300 million revolving credit facility. When we closed the PLIVA acquisition on October 24, 2006, we incurred the following borrowings under the Credit Facilities:

•	Five-Year Term Facility: We borrowed the entire $2.0 billion available under this facility, which bears interest at LIBOR plus 75 basis points (6.13% at December 31, 2006) and matures in October 2011.

•	364-Day Term Facility: We drew down $415.7 million of the $500 million available under this facility, which also bears interest at LIBOR plus 75 basis points and matures on October 23, 2007.

      As of December 31, 2006, we had total debt of $2,679.7 million including $256.4 million held at our PLIVA subsidiary. During 2007, we will be obligated to repay $742.4 million of existing debt, including amounts outstanding under the 364-day credit facility, $200 million under the five-year term facility and approximately $126.5 million of obligations incurred by PLIVA. Our current intention is to refinance the amounts due under the 364-day term facility with long-term notes. Subject to market conditions, we would anticipate that refinancing to be completed by June 30, 2007. We may also refinance a portion of the $2 billion, five-year term facility into a longer maturity in order to create a more permanent debt component of our capital structure.
     Under Croatian law, our ownership of more than 95% of the voting shares in PLIVA permits us to undertake the necessary actions to acquire the remainder of PLIVA’s outstanding share capital. We initiated this process at a price of HRK 820 per share, the same per share price offered to shareholders during the formal tender period. This process and the subsequent pay out to remaining shareholders is expected to be completed by June 30, 2007. We intend to fund the payout from cash balances on hand and anticipate that the remaining investment will be approximately $80 million.
Capital Expenditures
      During the Transition Period and the three fiscal years ended June 30, 2006 we have invested approximately $196.8 million in upgrades and expansions to our property, plant and equipment as well as technology investments, including the purchase and implementation of a new SAP enterprise resource planning (“ERP”) system. The investment in property, plant and equipment has significantly expanded our production, laboratory, warehouse and distribution capacity in our facilities and was designed to help ensure that we have the facilities necessary to manufacture, test, package and distribute our current and future products. Our investment in the ERP system will help ensure that we have a platform to grow our business, including better integration of acquired businesses, expansion into new drug delivery systems and the ability to further expand internationally.
      During the Transition Period, we invested $33.7 million in capital projects and expect that our capital investments will be between $100 million and $120 million during 2007. Our estimate reflects continued spending on our facility expansion programs, including a new biopharmaceutical manufacturing facility in Croatia, new administrative headquarters in New Jersey to support our increasing operations and continued investments in information technology projects to support our integration activities and anticipated growth.
Proceeds from Equity Transactions
     During the Transition Period, we received proceeds of approximately $14.3 million from the exercise of warrants and employee stock options and share purchases under our employee stock purchase plan. We expect proceeds from future stock option exercises to decline over time, due in part, to our decision to issue employees stock appreciation rights (“SARs”), rather than stock options. Upon exercise of a stock option the Company receives proceeds equal to the exercise price per share for each option exercised. In contrast, the Company will not receive cash proceeds when a SAR is exercised because the employee receives a net number of shares. While the Company will continue to receive proceeds from any remaining options that are exercised, the amount of such proceeds is difficult to predict because the proceeds are highly dependent upon our stock price, which can be volatile.
Share Repurchase Program
     In August 2004, our Board of Directors authorized the repurchase of up to $300 million of our common stock in open market or in privately negotiated transactions. During the life of the program, we repurchased approximately $100 million in value of our common stock. We hold repurchased shares as treasury shares and may use them for general corporate purposes, including acquisitions and for issuance upon exercise of outstanding stock options. We did not repurchase any shares during fiscal 2006 or the Transition Period. The repurchase program expired on December 31, 2006.
Sufficiency of Cash Resources
     We believe our current cash and cash equivalents, marketable securities, investment balances, cash flows from operations and undrawn amounts under our revolving credit facility are adequate to fund our operations, service our debt requirements, make planned capital expenditures and to capitalize on strategic opportunities as they arise.
Contractual Obligations
     Payments due by period for our contractual obligations at December 31, 2006 are as follows (dollars in millions):

	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	Thereafter
Long-term debt	$2,673.8	$741.4	$431.5	$1,499.6	$1.3
Capital leases	3.0	1.1	1.4	0.2	0.3
Operating leases	66.2	11.7	20.4	15.6	18.5
Purchase obligations (1)	143.8	137.4	6.1	0.3	—
Venture fund commitments (2)	14.0	14.0	—	—	—
Annual interest on debt	576.1	169.8	240.9	165.4	—
Other long-term liabilities	17.9	6.2	5.2	4.5	2.0

Total	$3,494.8	$1,081.6	$705.5	$1,685.6	$22.1

(1)	Purchase obligations consist mainly of commitments for raw materials used in our manufacturing and research and development operations.

(2)	Payments related to our venture fund commitments are payable when capital calls are made.
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
Off-Balance Sheet Arrangements
     The Company does not have any material off-balance sheet arrangements that have had, or are expected to have, an effect on our financial statements.

Critical Accounting Policies
     The methods, estimates and judgments we use in applying the accounting policies most critical to our financial statements have a significant impact on our reported results. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and/or require us to make our most difficult and subjective judgments. Based on this definition, our most critical policies are the following: (1) revenue recognition and provisions for estimated reductions to gross product sales; (2) revenue recognition and provisions of alliance and development revenue; (3) inventories; (4) income taxes; (5) contingencies; (6) acquisitions and amortization of intangible assets; (7) derivative instruments; and (8) foreign currency translation and transactions. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. We review the factors that influence our estimates and, if necessary, adjust them. Actual results may differ significantly from our estimates.
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
     For each of the items listed above other than managed care and Medicaid rebates, the estimated amounts serve to reduce our accounts receivable balance. We include our estimate for managed care and Medicaid rebates in accrued liabilities. A table showing the activity of each reserve, based on these estimates, is set forth below (dollars in millions):

		Current	Current
		provision	provision	Actual
		related to	related to	returns or
		sales	sales	credits in
	Beginning	made in the	made in	the current	Ending
	balance	current period	prior periods	period	balance
Six months ended December 31, 2006

Accounts receivable reserves:
Returns and allowances	$53.1	$32.5	$4.0	$(27.0)	$62.6
Chargebacks	44.3	279.7	(1.0)	(229.0)	94.0
Rebates	32.2	125.5	(0.2)	(82.0)	75.5
Cash discounts	7.7	22.4	—	(17.5)	12.6

Total	$137.3	$460.1	$2.8	$(355.5)	$244.7

Accrued liabilities:
Managed care rebates	$10.4	$10.1	$0.3	$(12.5)	$8.3
Medicaid rebates	$13.2	$21.7	$—	$(18.9)	$16.0

Fiscal year ended June 30, 2006

Accounts receivable reserves:
Returns and allowances	$52.7	$59.8	$0.2	$(59.6)	$53.1
Chargebacks	44.9	386.0	(0.9)	(385.7)	44.3
Rebates	37.8	164.5	(3.2)	(166.9)	32.2
Cash discounts	7.1	40.4	—	(39.8)	7.7

Total	$142.5	$650.7	$(3.9)	$(652.0)	$137.3

Accrued liabilities:
Managed care rebates	$7.5	$20.5	$(1.0)	$(16.6)	$10.4
Medicaid rebates	$10.1	$29.0	$—	$(26.9)	$12.2

Fiscal year ended June 30, 2005

Accounts receivable reserves:
Returns and allowances	$57.5	$64.8	$1.0	$(70.6)	$52.7
Chargebacks	38.8	267.6	6.0	(267.5)	44.9
Rebates	36.0	188.4	—	(186.6)	37.8
Cash discounts	6.2	32.0	—	(31.1)	7.1

Total	$138.5	$552.8	$7.0	$(555.8)	$142.5

Accrued liabilities:
Managed care rebates	$3.4	$12.2	$—	$(8.1)	$7.5
Medicaid rebates	$11.4	$17.2	$3.0	$(21.5)	$10.1
Returns and allowances — Our provision for returns and allowances consists of our estimates of future product returns, pricing adjustments, delivery errors, and our estimate of price adjustments arising from shelf stock adjustments (which are discussed in greater detail below). Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period of time both prior and subsequent to the product’s expiration date. The primary factors we consider in estimating our potential product returns include:

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
Chargebacks — We market and sell products directly to wholesalers, distributors, warehousing pharmacy chains, mail order pharmacies and other direct purchasing groups. We also market products indirectly to independent pharmacies, non-warehousing chains, managed care organizations, and group purchasing organizations, collectively referred to as “indirect customers.” We enter into agreements with some indirect customers to establish contract pricing for certain products. These indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, we may pre-authorize wholesalers to offer specified contract pricing to other indirect customers. Under either arrangement, we provide credit to the wholesaler for any difference between the contracted price with the indirect customer and the wholesaler’s invoice price. Such credit is called a chargeback. The primary factors we consider in developing and evaluating our provision for chargebacks include:
•	the average historical chargeback credits; and

•	an estimate of the inventory held by our wholesalers, based on internal analysis of a wholesaler’s historical purchases and contract sales.
Rebates - Our rebate programs can generally be categorized into the following four types:
•	direct rebates;

•	indirect rebates;

•	managed care rebates; and

•	Medicaid rebates.
     The direct and indirect rebates relate primarily to the generic segment of our business whereas our managed care rebates are solely associated with the proprietary segment of our business. Medicaid rebates apply to both of our segments. Direct rebates are generally rebates paid to direct purchasing customers based on a percentage applied to a direct customer’s purchases from us. Indirect rebates are rebates paid to “indirect customers” which have purchased our products from a wholesaler under a contract with us. Managed care and Medicaid rebates are amounts owed based upon contractual agreements or legal requirements with private sector and public sector (Medicaid) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant.
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

Revenue Recognition and Provisions of Alliance and Development Revenue
     We have agreements with certain pharmaceutical companies under which we receive payments based on sales or profits associated with the applicable products. Our two most significant of these agreements are those with Teva regarding generic Allegra and with Kos Pharmaceuticals regarding Niaspan and Advicor. Revenue from these agreements is recognized at the time title and risk of loss pass to a third party and is based on pre-defined formulas contained in our agreements, as adjusted for our estimates of reserves needed to state our revenues on a basis consistent with our other revenue recognition policies. The estimates we make to adjust our revenues are based on information received from our partner, whether Teva or Kos, as well as our own internal information. Selling and marketing expenses we incur under our co-promotion agreement with Kos are included in selling, general and administrative expenses.
Inventories
     Inventories are stated at the lower of cost or market and consist of finished goods purchased from third party manufacturers and held for distribution, as well as raw materials, work-in-process and finished goods manufactured by us. We determine cost on a first-in, first-out basis.
     We capitalize the costs associated with certain products prior to receiving final marketing approval from the regulatory authorities for such products (“pre-launch inventories”). For our generic products, each filing submission is made with the expectation that: (i) the applicable regulatory authority will approve the marketing of the applicable product, (ii) we will validate our process for manufacturing the applicable product within the specifications that have been or will be approved by the regulatory authority, and (iii) the cost of the inventory will be recovered from the commercialization of our product. Typically, we capitalize inventory related to our proprietary products based on the same expectations as above, but we do not begin to capitalize costs until the NDA is filed or in the case of components to a NDA product, the product development process has progressed to a point where we have determined that the product has a high probability of regulatory approval. The accumulation of pre-launch inventory involves risks such as (i) the applicable regulatory authority may not approve such product(s) for marketing on a timely basis, if ever, (ii) approvals may require additional or different testing and/or specifications than what was performed in the manufacture of such pre-launch inventory, and (iii) in those instances where the pre-launch inventory is for a product that is subject to litigation, the litigation may not be resolved or settled to our satisfaction. If any of these risks were to materialize and the launch of such product were significantly delayed, we may have to write-off all or a portion of such pre-launch inventory and such amounts could be material. As of December 31, 2006, June 30, 2006 and 2005, the amount of pre-launch inventory was not material to our net earnings.
     We review our inventory for products that are close to or have reached their expiration date and therefore are not expected to be sold, for products where market conditions have changed or are expected to change, and for products that are not expected to be saleable based on our quality assurance and control standards. In addition, for our pre-launch inventory, we take into consideration the substance of communications with the applicable regulatory authority during the approval process and the views of patent and litigation counsel. In evaluating whether inventory is properly stated at the lower of cost or market, we consider such factors as the amount of product inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. We record lower of cost or market provisions for inventory obsolescence as part of cost of sales.
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
     In accordance with APB 23, incremental taxes have not been provided on undistributed earnings of our international subsidiaries as it is our intention to permanently reinvest these earnings into the respective businesses. At December 31, 2006, we have not provided for U.S. or foreign income or withholding taxes that may be imposed on a distribution of such earnings. The determination of the amount of unremitted earnings and unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries is not practicable to estimate.
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
Acquisitions and Amortization of Intangible Assets
     We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Our consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition and are not restated. The cost to acquire a business, including transaction costs, is allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development are expensed at the date of acquisition. Intangible assets are amortized based on sales over the expected life of the asset. Product amortization expense is included in the cost of sales expense line item of the statement of operations. When we acquire net assets that do not constitute a business, no goodwill is recognized.
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
     As a result of our acquisitions, we have recorded on our balance sheets goodwill of $276 million, $48 million and $18 million as of December 31, 2006, June 30, 2006 and 2005, respectively. In addition, as a result of our acquisition of product rights and related intangibles and certain product licenses, we have recorded $1,474 million, $417 million and $98 million as other intangible assets, net of accumulated amortization, on our balance sheets as of December 31, 2006, June 30, 2006 and 2005, respectively.

Derivative Instruments
     The Company uses derivative instruments for the purpose of hedging its exposure to foreign exchange and interest rate risk. The Company’s derivative instruments include interest rate forwards and swaps, forward rate agreements and foreign exchange forwards and options.
     FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities as amended and interpreted (“SFAS 133”), requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value based on quoted market prices or pricing models using current market rates. The accounting for changes (i.e., gains or losses) in the fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. The designation is based upon the nature of the exposure being hedged.
     For a derivative instrument that is designated and qualifies as a fair value hedge (i.e., an instrument that hedges the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item are recognized in the same line item associated with the hedged item in earnings.
     For a derivative instrument that is designated and qualifies as a cash flow hedge (i.e., an instrument that hedges the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings.
     For all hedging activities, the ineffective portion of a derivative’s change in fair value is immediately recognized in other income (expense). For derivative instruments not designated as hedging instruments, the gain or loss is recognized in other income (expense) during the period of change.
     For the periods ending December 31, 2006 and 2005 and for the periods ending June 30, 2006, 2005 and 2004, we did not have any derivatives designated and qualifying as hedging instruments (See Note 3). However the Company believes that these derivatives offset the economic risks of the hedged items.
     The Company’s treasury policies do not allow for holding derivative instruments for trading purposes.
Foreign Currency Translation and Transactions
     Foreign Currency Translation - In view of the international nature of our business and the fact that a significant part of our business is transacted in U.S. dollars our financial statements continue to be presented in U.S. Dollars. Other significant currencies that are applicable to our operations include the Croatian Kuna (“HRK”), the Euro, the Polish Zloty, the Czech Krona, and the UK Pound.
     Monthly income and cash flow statements of all of our subsidiaries expressed in currencies other than U.S. dollars are translated into U.S. dollars at that month’s average exchange rates and then are combined for the period totals, whereas assets and liabilities are translated at the end of the period exchange rates. Translation differences on functional currencies are recorded directly in shareholders’ equity as cumulative translation adjustments.
     Foreign Currency Transactions - Outstanding balances in foreign currencies arising from foreign currency transactions other than the functional currencies are translated at the end-of-period exchange rates. Revenues and expenses for each month are translated using that month’s average exchange rate and then are combined for the period totals. The resulting exchange differences are recorded in the income statement.

Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions. FIN 48 requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006. As the provisions of FIN 48 will be applied to all tax positions upon initial adoption, the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We will adopt FIN 48 as of January 1, 2007 as required. Based on our current assessment, and subject to any changes that may result from additional guidance, we do not expect that the adoption of FIN 48 will materially affect our consolidated financial statements for the historic operations of Barr. We are currently evaluating the effect that the adoption of FIN 48 will have on the historic PLIVA operations and are not yet in a position to calculate, or reasonably estimate the impact of adoption, but note that it will most likely affect acquired goodwill.
     In September 2006, the FASB issued Financial Accounting Standard (“FAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. FAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effect of the adoption of FAS No. 158 did not have a material effect on our consolidated financial statements.
     In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating this statement and the effect on our consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which they have chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of this statement on our consolidated financial statements.
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
Forward-Looking Statements
     The preceding sections contain a number of forward-looking statements. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by their use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, in no particular order:
•	the difficulty in predicting the timing and outcome of legal proceedings, including patent-related matters such as patent challenge settlements and patent infringement cases;

•	the difficulty of predicting the timing of FDA approvals;

•	court and FDA decisions on exclusivity periods;

•	the ability of competitors to extend exclusivity periods for their products;

•	our ability to complete product development activities in the timeframes and for the costs we expect;

•	market and customer acceptance and demand for our pharmaceutical products;

•	our dependence on revenues from significant customers;

•	reimbursement policies of third party payors;

•	our dependence on revenues from significant products;

•	the use of estimates in the preparation of our financial statements;

•	the impact of competitive products and pricing on products, including the launch of authorized generics;

•	the ability to launch new products in the timeframes we expect;

•	the availability of raw materials;

•	the availability of any product we purchase and sell as a distributor;

•	the regulatory environment;

•	our exposure to product liability and other lawsuits and contingencies;

•	the cost of insurance and the availability of product liability insurance coverage;

•	our timely and successful completion of strategic initiatives, including integrating companies and products we acquire and implementing our new enterprise resource planning system;

•	risks associated with doing business outside the United States, as discussed in Risk Factors above;

•	fluctuations in operating results, including the effects on such results from spending for research and development, sales and marketing activities and patent challenge activities; and

•	other risks detailed from time-to-time in our filings with the Securities and Exchange Commission.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     We are exposed to market risk for changes in interest rates and foreign currency exchange rates. We manage these exposures through operational means and, when appropriate, through the use of derivative financial instruments.
Interest Rate Risk
     Our exposure to interest rate risk relates primarily to our investment portfolio of approximately $914.7 million, borrowings under our credit facilities of approximately $2,415.7 million and approximately $155 million of other debt acquired from PLIVA. Our investment portfolio consists principally of cash and cash equivalents and market auction debt securities primarily classified as “available for sale.” The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in a variety of high credit quality debt securities, including U.S., state and local government and corporate obligations, commercial paper and money market funds. Over 94% of our portfolio matures in less than three months, or is subject to an interest-rate reset date that occurs within 90 days. The carrying value of the investment portfolio approximates the market value at December 31, 2006 and the value at maturity.
     We manage the interest rate risk of our net portfolio of investments and debt with the use of financial risk management instruments or derivatives, including interest rate swaps and forward rate agreements. See Note 3 to the Company’s financial statements included in Item 8 of this report for a detailed presentation of the Company’s financial risk management instruments.
     During the six months ended December 31, 2006, a 10% increase in interest rates would have increased the net interest expense of our combined investment, debt and financial risk management portfolios by $11.6 million.
Foreign Exchange Rate Risk
     A significant portion of our revenues and earnings are generated internationally in various currencies. We also have a number of investments in foreign subsidiaries whose net assets are exposed to currency translation risk. We seek to manage these exposures through operational means, to the extent possible, by matching functional currency revenues and costs and functional currency assets and liabilities. Exposures that cannot be managed operationally are hedged using foreign exchange forwards, swaps, and option contracts. See Note 3 to the Company’s financial statements included in Item 8 of this report for a detailed presentation of the Company’s financial risk management instruments.
     As of December 31, 2006, a 10% depreciation in the value of the US dollar would have resulted in a decrease of $10.6 million in the fair value of the Company’s foreign exchange risk management instruments. These movements would have been offset by movements in the fair value in the opposite direction of the underlying transactions and balance sheet items being hedged.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our financial statements are filed together with this Form 10-K/T. See the Index to Financial Statements and Financial Statement Schedules on page F-1 for a list of the financial statements filed together with this Form 10-K/T.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
     None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      We maintain disclosure controls (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.
     At the conclusion of the six-month period ended December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to Barr and its consolidated subsidiaries required to be disclosed in this report.

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
          On October 24, 2006, we acquired PLIVA d.d. As permitted by guidance issued by the SEC staff, management has excluded the PLIVA business from the scope of its assessment of internal control over financial reporting as of December 31, 2006. The PLIVA business constituted approximately 58% of total assets and 23% of revenues as of and for the six months ended December 31, 2006.
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
          Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006, based upon the COSO framework criteria.
          Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
          March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Barr Pharmaceuticals, Inc.:
          We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Barr Pharmaceuticals, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at PLIVA d.d., a subsidiary which was acquired on October 24, 2006, and whose financial statements constitute 58% of total assets and 23% of revenues of the consolidated financial statement amounts as of and for the six months ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at PLIVA d.d. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
          In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the six months ended December 31, 2006 of the Company and our report dated March 1, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” effective July 1, 2005.
/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 1, 2007

     Changes in Internal Controls
          In October 2005, we began migrating certain financial and sales processing systems to our new SAP enterprise resource-planning (ERP) platform. The migration of our remaining financial, operational, and inventory processes was completed by December 31, 2006. In addition to expanding and improving access to information, the new ERP system provides a standard scalable information platform to accommodate business growth plans. In connection with the ERP system implementation, we updated our internal controls over financial reporting, as necessary, to accommodate modifications our business processes and to take advantage of enhanced automated controls provided by the system. We believe we have taken the necessary steps to maintain internal control systems that provide reasonable assurance of the accuracy of financial information.
ITEM 9B. OTHER INFORMATION
          None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Certain information regarding our directors and executive officers will be set forth in the sections titled “Election of Directors,” “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled for May 17, 2007 (the “Proxy Statement”) and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information called for by this item is incorporated herein by reference to the material under the captions, “Compensation Discussion and Analysis,” “Executive and Director Compensation” and “Compensation Committee Report” in the Proxy Statement.
     The material incorporated herein by reference to the material under the caption “Compensation Committee Report” in the Proxy Statement shall be deemed furnished, and not filed, in this Report on Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     A description of the security ownership of certain beneficial owners and management, as well as equity compensation plan information, will be set forth in the sections titled “Ownership of Securities” of the Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	a) Financial Statement Schedules:
          See the Index on page F-1 below.
(b)	Exhibits
2.1	Agreement and Plan of Merger, dated as of December 31, 2003 between Barr Pharmaceuticals, Inc., a Delaware corporation, and Barr Laboratories, Inc., a New York corporation (1)

2.2	Asset Purchase Agreement dated November 20, 2003 between Endeavor Pharmaceuticals, Inc. and Barr Laboratories, Inc. (2)

2.3	Agreement and Plan of Merger, dated February 6, 2004, among Duramed Pharmaceuticals, Inc., WCC Merger Sub, Inc. and Women’s Capital Corporation (3)

2.4	Purchase Agreement dated as of October 14, 2005, by and among Duramed Pharmaceuticals, Inc., Copper 380T, FEI Women’s Health, LLC and the individuals listed on the signature pages thereto. (21)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Restated By-Laws of the Registrant (1)

4.1	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of the holders of its long-term debt wherein the total amount of securities authorized there under does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

4.2	Note Purchase Agreement dated November 18, 1997 relating to $10 million of Series A Senior Notes due November, 2004 and $20 million of Series B Senior Notes due November, 2007 (4)

4.3	Credit Agreement (five-year facilities), dated July 21, 2006, among the Company, certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Lead Arranger and Book Manager, and certain other lenders. (23)

4.4	Credit Agreement (364-day facility), dated July 21, 2006, among the Company, certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Lead Arranger and Book Manager, and certain other lenders. (23)

10.1	Lease, dated February 6, 2003, between Mack-Cali Properties Co. No. 11 L.P. and Barr Laboratories, Inc. (5)

10.2	Amended and Restated Employment Agreement with Bruce L. Downey, dated as of March 13, 2006 (22)

10.3	1993 Stock Incentive Plan (7)

10.4	Non-Qualified Deferred Compensation Plan (2)

10.5	1993 Employee Stock Purchase Plan (8)

10.6	1993 Stock Option Plan for Non-Employee Directors (9)

10.7	2002 Stock and Incentive Award Plan (10)

10.8	2002 Stock Option Plan for Non-Employee Directors (10)

10.9	Supply Agreement for Ciprofloxacin Hydrochloride dated January 8, 1997 (11)

10.10	Proprietary Drug Development and Marketing Agreement, dated March 20, 2000, between Barr Laboratories, Inc. and Dupont Pharmaceuticals Company (12)

10.11	Description of Excess Savings and Retirement Plan (13)

10.12	Amended and Restated Employment Agreement with Paul M. Bisaro, dated as of March 13, 2006 (22)

10.13	Amended and Restated Employment Agreement with Carole S. Ben-Maimon, dated as of August 19, 2005 (6)

10.14	Amended and Restated Employment Agreement with Timothy P. Catlett, dated as of February 19, 2003 (14)

10.15	Amended and Restated Employment Agreement with William T. McKee, dated as of February 19, 2003 (5)

10.16	Amended and Restated Employment Agreement with Fredrick J. Killion, dated as of February 19, 2003 (5)

10.17	Amended and Restated Employment Agreement with Salah U. Ahmed, dated as of February 19, 2003 (14)

10.18	Amended and Restated Employment Agreement with Christine A. Mundkur, dated as of February 19, 2003 (14)

10.19	Amended and Restated Employment Agreement with Catherine F. Higgins, dated as of February 19, 2003 (14)

10.20	Employment Agreement with Michael J. Bogda, dated as of May 15, 2003 (14)

10.21	Duramed 1988 Stock Option Plan (15)

10.22	Duramed 1991 Stock Option Plan for Nonemployee Directors (16)

10.23	Duramed 1997 Stock Option Plan (17)

10.24	Duramed 2000 Stock Option Plan (18)

10.25	Duramed 1999 Nonemployee Director Stock Plan (19)

10.26	Employment Agreement with G. Frederick Wilkinson, dated as of January 5, 2006 (20)

10.27	Employment Agreement between Zeljko Covic and PLIVA d.d. dated October 24, 2005

10.28	Letter Agreement, dated October 5, 2006, made between Barr Pharmaceuticals, Inc. and Carole Ben-Maimon, amending certain provisions of her Amended and Restated Employment Agreement (6)

10.29	Release of Claims, dated October 5, 2006, made by Carole Ben-Maimon in favor of Barr Pharmaceuticals, Inc. and its subsidiaries and affiliates (6)

21.0	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of KPMG Hungāria Kft.

31.1	Certification of Bruce L. Downey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William T. McKee pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission on January 6, 2004 as an Exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(4)	Previously filed with the Securities and Exchange Commission as Exhibit 4-3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission on October 10, 2006 as an Exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Registration Statement on Form S-8 Nos. 33-73696 and 333-17349 and incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Registration Statement on Form S-8 No. 33-73700 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Registration Statement on Form S-8 Nos. 33-73698 and 333-17351 incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an Appendix to the Registrant’s Proxy Statement relating to the 2002 Annual Meeting of Stockholders and incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

(14)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by reference.

(15)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Duramed Pharmaceuticals, Inc. Proxy Statement relating to the 1993 Annual Meeting of Stockholders and incorporated herein by reference.

(16)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Duramed Pharmaceuticals, Inc. Proxy Statement relating to the 1998 Annual Meeting of Stockholders and incorporated herein by reference.

(17)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Duramed Pharmaceuticals, Inc. Proxy Statement relating to the 1997 Annual Meeting of Stockholders and incorporated herein by reference.

(18)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Duramed Pharmaceuticals, Inc. Proxy Statement relating to the 2000 Annual Meeting of Stockholders and incorporated herein by reference.

(19)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Duramed Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(20)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.

(21)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated herein by reference.

(22)	Previously filed with the Securities and Exchange Commission on March 20, 2006 as an Exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(23)	Previously filed with the Securities and Exchange Commission on July 26, 2006 as an Exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARR PHARMACEUTICALS, INC.
Date: March 1, 2007	By:	/s/ Bruce L. Downey
Bruce L. Downey
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce L. Downey Bruce L. Downey	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2007
/s/ William T. McKee William T. McKee	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2007
/s/ Paul M. Bisaro Paul M. Bisaro	Director	March 1, 2007
/s/ Harold N. Chefitz Harold N. Chefitz	Director	March 1, 2007
/s/ Richard R. Frankovic Richard R. Frankovic	Director	March 1, 2007
/s/ James S. Gilmore III James S. Gilmore III	Director	March 1, 2007
/s/ Peter R. Seaver Peter R. Seaver	Director	March 1, 2007
/s/ George P. Stephan George P. Stephan	Director	March 1, 2007

PART IV
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page
Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	F-2

Report of Independent Registered Public Accounting Firm — KPMG Hungária Kft.	F-3

Consolidated Balance Sheets as of December 31, 2006, June 30, 2006 and June 30, 2005	F-4

Consolidated Statements of Operations for the six months ended December 31, 2006 and 2005 (unaudited), and the fiscal years ended June 30, 2006, 2005 and 2004	F-5

Consolidated Statements of Shareholders’ Equity for the six months ended December 31, 2006 and the fiscal years ended June 30, 2006, 2005 and 2004	F-6

Consolidated Statements of Cash Flows for the six months ended December 31, 2006 and 2005 (unaudited), and the fiscal years ended June 30, 2006, 2005 and 2004	F-7

Notes to the Consolidated Financial Statements	F-8

Schedule II — Valuation and Qualifying Accounts for the six months ended December 31, 2006 and the years ended June 30, 2006, 2005 and 2004	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Barr Pharmaceuticals, Inc.
Woodcliff Lake, NJ
We have audited the accompanying consolidated balance sheets of Barr Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the six months ended December 31, 2006 and each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15A. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of PLIVA d.d. (a consolidated subsidiary) as of December 31, 2006 and for the period from October 25, 2006 to December 31, 2006, which statements reflect total assets constituting 58% of consolidated total assets as of December 31, 2006 and total revenues constituting 23% of consolidated revenues for the six months ended December 31, 2006. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for PLIVA d.d, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Barr Pharmaceuticals, Inc. and subsidiaries at December 31, 2006 and June 30, 2006 and 2005, and the results of their operations and their cash flows for the six months ended December 31, 2006 and each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the report of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 15 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” effective July 1, 2005. As a result, the Company began recording fair value stock-based compensation expense for its various share-based compensation programs in the year ended June 30, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and other report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
PLIVA d.d. (a subsidiary of Barr Pharmaceuticals, Inc.):
We have audited the accompanying consolidated balance sheet of PLIVA d.d. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the period from October 25, 2006 through December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLIVA d.d. and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the period October 25, 2006 through December 31, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG Hungária Kft.
Budapest, Hungary
March 1, 2007

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
(in thousands, except share and per share data)	2006	2006	2005
Assets
Current assets:
Cash and cash equivalents	$231,975	$24,422	$115,793
Marketable securities	673,762	577,482	527,462
Accounts receivable, net	533,065	226,026	160,059
Other receivables, net	78,218	50,235	21,411
Inventories	452,411	134,266	137,638
Deferred income taxes	82,597	25,680	30,224
Prepaid expenses and other current assets	35,971	70,871	8,229

Total current assets	2,087,999	1,108,982	1,000,816

Property, plant and equipment, net	1,010,199	275,960	249,485
Deferred income taxes	40,250	30,204	60,504
Marketable securities	8,946	18,132	53,793
Other intangible assets	1,474,170	417,258	98,343
Goodwill	276,449	47,920	17,998
Other assets	63,849	22,963	9,367

Total assets	$4,961,862	$1,921,419	$1,490,306

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$156,122	$69,954	$49,743
Accrued liabilities	283,701	99,213	151,888
Current portion of long-term debt and capital lease obligations	742,445	8,816	5,446
Income taxes payable	21,359	9,336	13,353
Deferred tax liabilities	8,266	—	—

Total current liabilities	1,211,893	187,319	220,430

Long-term debt and capital lease obligations	1,937,215	7,431	15,493
Deferred tax liabilities	221,895	—	—
Other liabilities	84,533	35,713	20,413

Commitments & Contingencies (Note 19)

Minority interest	41,098	—	—

Shareholders’ equity:
Preferred stock $1 par value per share; authorized 2,000,000; none issued	—	—	—
Common stock $.01 par value per share; authorized 200,000,000; issued 109,536,481, 109,179,208 and 106,340,470 at December 31, 2006 and June 30, 2006 and 2005, respectively	1,095	1,092	1,063
Additional paid-in capital	610,232	574,785	454,489
Retained earnings	877,991	1,216,146	879,669
Accumulated other comprehensive income (loss)	76,600	(377)	(561)
Treasury stock at cost: 2,972,997 shares	(100,690)	(100,690)	(100,690)

Total shareholders’ equity	1,465,228	1,690,956	1,233,970

Total liabilities and shareholders’ equity	$4,961,862	$1,921,419	$1,490,306

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	December 31,		Year Ended June 30,
	2006	2005	2006	2005	2004
(in thousands, except per share data)		(Unaudited)
Revenues:
Product sales	$837,524	$556,643	$1,169,783	$1,030,672	$1,296,822
Alliance and development revenue	65,882	79,313	144,682	16,727	12,266
Other revenue	12,997	—	—	—	—

Total revenues	916,403	635,956	1,314,465	1,047,399	1,309,088

Costs and expenses:
Cost of sales	375,331	172,067	377,902	317,434	639,014
Selling, general and administrative	267,672	126,413	308,987	285,554	308,231
Research and development	107,487	66,006	140,158	128,384	123,095
Write-off of acquired in-process research and development	380,673	—	—	—	45,900

Earnings (loss) from operations	(214,760)	271,470	487,418	316,027	192,848

Interest income	15,747	8,904	18,851	11,449	5,768
Interest expense	32,374	147	489	1,463	2,643
Other (expense) income	(72,892)	(593)	17,168	3,863	(1,533)

Earnings (loss) before income taxes and minority interest	(304,279)	279,634	522,948	329,876	194,440

Income tax expense	34,505	101,507	186,471	114,888	71,337
Minority interest	629	—	—	—	—

Net earnings (loss)	$(338,155)	$178,127	$336,477	$214,988	$123,103

Net earnings (loss) per common share — basic	$(3.18)	$1.71	$3.20	$2.08	$1.21

Net earnings (loss) per common share — diluted	$(3.18)	$1.66	$3.12	$2.03	$1.15

Weighted average shares	106,377	104,219	105,129	103,180	101,823

Weighted average shares — diluted	106,377	106,984	107,798	106,052	106,661

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Additional		Accumulated
			Additional	Paid		Other			Total
	Common Stock		Paid	in Capital -	Retained	Comprehensive	Treasury Stock		Shareholders’
(in thousands, except shares)	Shares	Amount	in Capital	Warrants	Earnings	Income / (Loss)	Shares	Amount	Equity
Balance, July 1, 2003	67,066,196	$671	$309,583	$16,418	$542,210	$(179)	280,398	$(708)	$867,995
Comprehensive income:
Net earnings					123,103				123,103
Reclassification adjustment						179			179

Total comprehensive income									123,282
Tax benefit of stock incentive plans and warrants			25,262						25,262
Issuance of common stock for exercised stock options and employees’ stock purchase plans	1,456,808	14	25,784						25,798
Issuance of common stock for exercised warrants	2,340,610	23	16,395	(16,418)					0
Stock split (3-for-2)	34,052,489	341			(632)		140,199		(291)

Balance, June 30, 2004	104,916,103	1,049	377,024	—	664,681	—	420,597	(708)	1,042,046
Comprehensive income:
Net earnings					214,988				214,988
Unrealized loss on marketable securities, net of tax of $320						(561)			(561)

Total comprehensive income									214,427
Tax benefit of stock incentive plans and warrants			56,212						56,212
Issuance of common stock for exercised stock options and employees’ stock purchase plans	1,136,141	11	18,506						18,517
Issuance of common stock for exercised warrants	288,226	3	2,747						2,750
Purchases of common stock							2,552,400	(99,982)	(99,982)

Balance, June 30, 2005	106,340,470	1,063	454,489	—	879,669	(561)	2,972,997	(100,690)	1,233,970
Comprehensive income:
Net earnings					336,477				336,477
Unrealized gain on marketable securities, net of tax of $106						184			184

Total comprehensive income									336,661
Tax benefit of stock incentive plans and warrants			29,026						29,026
Stock-based compensation expense			27,092						27,092
Issuance of common stock for exercised stock options and employees’ stock purchase plans	2,838,738	29	64,178						64,207

Balance, June 30, 2006	109,179,208	1,092	574,785	—	1,216,146	(377)	2,972,997	(100,690)	1,690,956
Comprehensive income:
Net earnings (loss)					(338,155)				(338,155)
Currency translation adjustment, net of tax of $12,329						76,850			76,850
Unrealized gain on marketable securities, net of tax of $21						105			105
Unrealized gain on pension and other post retirement benefits, net of tax of $11						22			22

Total comprehensive loss									(261,178)
Tax benefit of stock incentive plans and warrants			10,615						10,615
Stock-based compensation expense			13,926						13,926
Issuance of common stock for exercised stock options and employees’ stock purchase plans	357,273	3	10,906	—					10,909

Balance, December 31, 2006	109,536,481	$1,095	$610,232	$—	$877,991	$76,600	2,972,997	$(100,690)	$1,465,228

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,		Year Ended June 30,
	2006	2005	2006	2005	2004
(in thousands)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(338,155)	$178,127	$336,477	$214,988	$123,103
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	74,418	25,455	61,979	40,820	32,059
Minority interest	(629)	—	—	—	—
Stock-based compensation expense	13,926	13,894	27,092	—	—
Deferred income tax (benefit) expense	(35,219)	28,311	34,739	7,100	(44,330)
Write-off of intangible asset	—	—	—	—	22,333
Provision for losses on loans to Natural Biologics	—	—	—	1,050	16,079
Gain on sale of divested products	(5,200)	—	—	—	—
Loss (gain) on derivative instruments	75,888	—	(10,300)	—	—
Other	(2,916)	(647)	(8,768)	2,480	17,699
Tax benefit of stock incentive plans and warrants	—	—	—	39,846	25,262
Write-off of in-process research and development associated with acquisitions	380,673	—	—	—	45,900
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable and other receivables, net	(12,500)	(66,024)	(85,652)	36,678	34,671
Inventories	40,354	14,825	24,598	12,614	13,771
Prepaid expenses	(6,648)	(4,513)	(2,929)	6,396	(8,052)
Other assets	6,122	(79)	(2,540)	6,668	(201)
Increase (decrease) in:
Accounts payable, accrued liabilities and other liabilities	17,824	(71,240)	(43,340)	1,169	(29,018)
Income taxes payable	5,408	(13,353)	(4,017)	(6,774)	8,823

Net cash provided by operating activities	213,346	104,756	327,339	363,035	258,099
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(33,667)	(36,045)	(61,000)	(55,225)	(46,907)
Proceeds from sale of property, plant and equipment and intangible assets	11,245	1	3	68	216
Acquisitions, net of cash acquired	(2,301,630)	(378,128)	(378,430)	(46,500)	(90,563)
Purchases of derivative instruments	—	—	(48,900)	—	—
Settlement of derivative instruments	(12,576)	—	—	—	—
Purchases of marketable securities	(2,159,934)	(960,438)	(2,120,480)	(1,220,869)	(1,126,043)
Sales of marketable securities	2,082,007	1,124,641	2,108,979	1,152,485	1,001,130
Investment in debt securities	(3,000)	—	—	—	—
Other	338	(3,018)	(6,647)	(6,990)	(5,151)

Net cash used in investing activities	(2,417,217)	(252,987)	(506,475)	(177,031)	(267,318)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	(30,027)	(4,733)	(5,468)	(20,004)	(8,522)
Proceeds from long-term debt and capital leases	2,440,703	—	—	—	—
Principal payment on note assumed in acquisition	—	—	—	—	(6,500)
Payment of deferred financing fees	(23,580)	—	—	—	—
Purchase of treasury stock	—	—	—	(99,982)	—
Tax benefits of stock incentives	10,615	24,622	29,026	—	—
Proceeds from exercise of stock options, employee stock purchases and warrants	14,306	42,559	64,207	21,267	25,798
Other	—	—	—	—	(291)

Net cash provided by (used in) financing activities	2,412,017	62,448	87,765	(98,719)	10,485

Effect of exchange-rate changes on cash and cash equivalents	(593)	—	—	—	—

Increase (decrease) in cash and cash equivalents	207,553	(85,783)	(91,371)	87,285	1,266
Cash and cash equivalents at beginning of period/year	24,422	115,793	115,793	28,508	27,242

Cash and cash equivalents at end of period/year	$231,975	$30,010	$24,422	$115,793	$28,508

SUPPLEMENTAL CASH FLOW DATA:
Cash paid during the period:
Interest, net of portion capitalized	$6,245	$97	$351	$1,458	$2,658

Income taxes	$52,807	$75,180	$126,723	$74,711	$80,733

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share amounts)
(1) Summary of Significant Accounting Policies
(a) Principles of Consolidation and Other Matters
     Barr Pharmaceuticals, Inc. (“Barr” or, the “Company”), is a Delaware holding company whose principal subsidiaries, Barr Laboratories, Inc., Duramed Pharmaceuticals, Inc. (“Duramed”) and PLIVA d.d. (“PLIVA”) are engaged in the development, manufacture and marketing of generic and proprietary pharmaceuticals.
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include all companies, which Barr directly or indirectly controls (meaning it has more than 50% of voting rights in those companies). Investments in companies where Barr owns between 20% and 50% of a company’s voting rights are accounted for by using the equity method, with Barr recording its proportionate share of that company’s net income and shareholder’s equity. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, after elimination of inter-company accounts and transactions. Non-controlling interests in the Company’s subsidiaries are recorded net of tax as minority interest.
     On October 24, 2006, the Company completed the acquisition of PLIVA (see Note 2). As of that date, the PLIVA assets acquired and liabilities assumed were recorded at their respective fair values and our results of operations include PLIVA’s revenues and expenses from October 25, 2006 through December 31, 2006.
     On September 21, 2006, the Company changed its fiscal year end from June 30 to December 31. These Notes to the Consolidated Financial Statements reflect the period from July 1, 2006 through December 31, 2006. The Company refers to the period beginning July 1, 2005 through June 30, 2006 as “fiscal 2006,” the period beginning July 1, 2004 through June 30, 2005 as “fiscal 2005” and the period beginning July 1, 2003 through June 30, 2004 as “fiscal 2004”. All information, data and figures provided in this report for fiscal 2006, 2005 and 2004 relate solely to Barr’s financial results and do not include PLIVA.
     Certain amounts in fiscal 2006, 2005 and 2004 financial statements have been reclassified to conform to the presentation for the Transition Period. These include the Company’s reclassification of amortization expense from selling, general and administrative expense to cost of sales (see Note 8).
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
(c) Foreign currency translation and transactions
          Foreign currency translation
     The consolidated financial statements are presented in United States Dollars (“USD”), rounded to the nearest thousand. The functional currency of the Company is the USD.
     Monthly statements of operations and cash flows of all of the Company’s subsidiaries that are expressed in currencies other than USD are translated at that month’s average exchange rates and then are combined for the period totals, whereas assets and liabilities are translated at the end of the period exchange rates. Translation differences are recorded directly in shareholders’ equity as cumulative translation adjustments.

          Foreign currency transactions
     Outstanding balances in foreign currencies are translated at the end of period exchange rates. Revenues and expenses for each month are translated using that month’s average exchange rate and then are combined for the period totals. The resulting exchange differences are recorded in the statement of operations.
(d) Revenue Recognition
     The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, when estimated provisions for product returns, rebates, including Medicaid rebates, chargebacks and other sales allowances are reasonably determinable, and when collectibility is reasonably assured. Accruals for these provisions are presented in the consolidated financial statements as reductions to revenues. Accounts receivable are presented net of allowances relating to the above provisions. Cash received in advance of revenue recognition is recorded as deferred revenue.
     Alliance and development revenue includes: reimbursements relating to research and development contracts, licensing fees, royalties earned under co-promotion agreements and profit splits on certain products. The Company recognizes revenues under: (1) research and development agreements as it performs the related research and development; (2) license fees over the life of the product license; and (3) royalties under co-promotion agreements and profit splits as described below.
     The Company is party to agreements with certain pharmaceutical companies under which it receives payments based on sales or profits associated with the applicable products. The most significant of these agreements are with Teva regarding generic Allegra and Kos regarding Niaspan and Advicor. Alliance revenue is earned from these agreements at the time our third party partners record sales and is based on pre-defined formulas contained in the agreements, as adjusted for our estimates of reserves needed to state the Company’s revenues on a basis consistent with its other revenue recognition policies. The estimates the Company makes to adjust its revenues are based on information received from its partner, as well as its own internal information. Of total alliance and development revenue, approximately 79% and 92% was earned from the alliances with Teva and Kos, on an aggregate basis, for the six months ended December 31, 2006 and 2005 (unaudited), respectively, and approximately 92%, 39% and 0% was earned from those alliances, in the aggregate, for the fiscal years ended June 30, 2006, 2005 and 2004 respectively. Receivables related to alliance and development revenue are included in “other receivables, net” in the consolidated balance sheets. Selling and marketing expenses incurred under the co-promotion agreement with Kos are included in selling, general and administrative expenses.
     Other revenue primarily includes certain of the Company’s non-core operations, as well as consulting fees earned from services provided to third parties. Our non-core operations include our animal health business, which predominantly consists of generics, feed additives, agro products, and vaccines, and our diagnostics, disinfectants, dialysis, and infusions business, and our agrochemicals business. Consulting fees are recognized in the period in which the services are provided.
(e) Sales Returns and Allowances
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
(f) Stock-Based Compensation
     The Company adopted Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), effective July 1, 2005. SFAS 123(R) requires the recognition of the fair value of stock-based compensation in net earnings. The Company has three stock-based employee compensation plans, two stock-based non-employee director compensation plans and an employee stock purchase plan, which are described more fully in Note 15. Stock-based compensation consists of stock options, stock appreciation rights and the employee stock purchase plan. Stock options and stock appreciation rights are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally, stock options and stock appreciation rights granted to employees fully vest ratably over the three years from the grant date and have a term of 10 years. Annual stock options granted to directors vest and are generally exercisable on the date of the first annual shareholders’ meeting immediately following the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. Prior to July 1, 2005, the Company accounted for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost was reflected in net earnings. For effects on net earnings and earnings per share, if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation (see Note 15).
(g) Research and Development
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
(h) Advertising and Promotion Costs
     Costs associated with advertising and promotions are expensed in the period in which the advertising is used and these costs are included in selling, general and administrative expenses. Advertising and promotion expenses totaled approximately $50,819 and $28,406 for the six months ended December 31, 2006 and 2005 (unaudited) and $59,240, $52,006 and $45,637 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.
(i) Income Taxes
     Income taxes have been provided for using an asset and liability approach in which deferred tax assets and liabilities are recognized for the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided for the portion of deferred tax assets when, based on available evidence, it is “more-likely-than-not” that a portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates and laws.
     In accordance with APB 23, incremental taxes have not been provided on undistributed earnings of our international subsidiaries as it is our intention to permanently reinvest these earnings into the respective businesses. At December 31, 2006, Barr has not provided for U.S. or foreign income or withholding taxes that may be imposed on a distribution of such earnings. The determination of the amount of unremitted earnings and unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries is not practicable to estimate.
     The Company is currently being audited by the IRS for all periods subsequent to fiscal year 2004. Periods prior to fiscal 2005 have either been audited or are no longer subject to an IRS audit. Audits in several state jurisdictions are currently underway for tax years 2002 to 2005. The foreign jurisdictions with significant operations currently being audited are Croatia for 2004 and 2005 and Poland for 2003. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. Accordingly, we assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax have been provided for any expected adjustments.

(j) Earnings Per Share
     The following is a reconciliation of the numerators and denominators used to calculate earnings per common share (“EPS”) as presented in the consolidated statements of operations:

	Six Months Ended
	December 31,		Fiscal Year Ended June 30,
	2006	2005	2006	2005	2004
(table in thousands, except per share data)		(Unaudited)
Numerator for basic and diluted earnings (loss) per share
Net earnings (loss)	$(338,155)	$178,127	$336,477	$214,988	$123,103

Earnings (loss) per common share — basic:
Numerator: Net earnings (loss)	$(338,155)	$178,127	$336,477	$214,988	$123,103

Denominator: Weighted average shares	106,377	104,219	105,129	103,180	101,823

Earnings (loss) per common share — basic	$(3.18)	$1.71	$3.20	$2.08	$1.21

Earnings (loss) per common share — diluted:
Numerator: Net earnings (loss)	$(338,155)	$178,127	$336,477	$214,988	$123,103

Denominator: Weighted average shares — diluted	106,377	106,984	107,798	106,052	106,661

Earnings (loss) per common share — diluted	$(3.18)	$1.66	$3.12	$2.03	$1.15

Calculation of weighted average common shares — diluted
Weighted average shares	106,377	104,219	105,129	103,180	101,823
Effect of dilutive options and warrants	—	2,765	2,669	2,872	4,838

Weighted average shares — diluted	106,377	106,984	107,798	106,052	106,661

Not included in the calculation of diluted earnings (loss) per-share because their impact is antidilutive:
Stock options outstanding	1,833	23	66	84	57
     During the six months ended December 31, 2006 and 2005 (unaudited) and the fiscal years ended June 30, 2006, 2005, and 2004, there were 357,273, 2,000,494, 2,838,738, 1,136,141, and 1,456,808 shares respectively, issued in the aggregate upon the exercise of stock options and under our employee stock purchase plan.
(k) Cash and Cash Equivalents
     Cash and cash equivalents, for the purpose of the balance sheet and the statement of cash flows, consist of cash in hand and balances with banks, and highly liquid investments with insignificant risk of changes in value and original maturities of three months or less from the date of acquisition.
(l) Investments in Marketable Securities, Debt and Equity Method Investments
     Investments in Marketable Securities and Debt
     The Company’s investments in short-term marketable securities primarily consist of commercial paper, money market investments, market auction debt securities, municipal bonds and federal agency issues, which are readily convertible into cash. The Company also invests in long-term marketable securities, including municipal bonds. Investments, which the Company has the ability and intent to hold until maturity are classified as held to maturity. Held to maturity investments are recorded at cost, adjusted for the amortization of premiums and discounts, which approximates market value. Investments that are acquired principally for the purpose of generating a profit from short-term fluctuations in price are classified as trading at fair value, with resultant gains or losses recognized in current period income. Debt securities and other marketable securities are classified as “available for sale” and, accordingly, are recorded at current market value with offsetting adjustments to shareholders’ equity, net of income taxes. The cost of investments sold is determined by the specific identification method.
     Venture Funds and Other Investments
     Investments in which the Company has significant influence over operating and financial policies of the investee are accounted for under the equity method of accounting. Under this method the Company records its proportionate share of income or loss from such investments in its results for the period. Any decline in value of the equity method investments considered by management to be other than temporary is charged to income in the period in which it is determined.
     The Company makes investments, as a limited partner, in two separate venture capital funds as part of its continuing efforts to identify new products, technologies and licensing opportunities. The Company accounts for these investments using the equity method of accounting.
(m) Inventories
     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. The Company records as part of cost of sales write-downs to lower of cost or market.
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
     Debt — The estimated fair values of the Company’s debt approximated $2,676,998, $14,204, and $18,000 at December 31, 2006 and June 30, 2006 and 2005, respectively. These estimates were determined by discounting anticipated future principal and interest cash flows using rates currently available to the Company.
(p) Derivative Instruments
     The Company uses derivative instruments for the purpose of hedging its exposure to foreign exchange and interest rate risk. The Company’s derivative instruments include interest rate forwards and swaps, forward rate agreements and foreign exchange forwards and options.
     FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities as amended and interpreted (“SFAS 133”), requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value based on quoted market prices or pricing models using current market rates. The accounting for changes (i.e., gains or losses) in the fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. The designation is based upon the nature of the exposure being hedged.

     For a derivative instrument that is designated and qualifies as a fair value hedge (i.e., an instrument that hedges the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item are recognized in the same line item associated with the hedged item in earnings.
     For a derivative instrument that is designated and qualifies as a cash flow hedge (i.e., an instrument that hedges the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings.
     For all hedging activities, the ineffective portion of a derivative’s change in fair value is immediately recognized in other income (expense). For derivative instruments not designated as hedging instruments, the gain or loss is recognized in other income (expense) during the period of change.
     For the periods ending December 31, 2006 and 2005 and for the periods ending June 30, 2006, 2005 and 2004, the Company had no derivatives designated and qualifying as hedging instruments.
(q) Property, Plant and Equipment
     Property, plant and equipment is recorded at cost, including the allocated portion of the purchase price arising from the PLIVA acquisition. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets (3 to 20 years for machinery, equipment, furniture and fixtures and 10 to 45 years for buildings and improvements). Amortization of capital lease assets is included in depreciation expense. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful lives or the terms of the respective leases, with such amortization periods generally ranging from 2 to 10 years. Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized.
(r) Acquisitions and Related Amortization Expense
     The Company accounts for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The Company’s consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition and are not restated. The cost to acquire a business, including transaction costs, is allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development are expensed at the date of acquisition. Intangible assets are amortized based generally on sales over the expected life of the asset. Amortization expense is included in the cost of sales expense line of the statement of operations. When the Company acquires net assets that do not constitute a business, no goodwill is recognized.
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
(s) Asset Impairment
     The Company reviews the carrying value of its long-lived assets for impairment annually and whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. Fair value is defined as the market price. If the market price is not available, fair value is estimated based on the present value of future cash flows.
     The Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Impairment testing of goodwill compares the fair value of the Company’s reporting units to their carrying value. There has been no impairment of goodwill recorded.

(t) Contingencies
     The Company is involved in various patent, product liability and, commercial litigation and claims, government investigations and other legal proceedings that arise from time to time in the ordinary course of its business. The Company assesses, in consultation with counsel and in accordance with SFAS No. 5, Accounting for Contingencies, the need to accrue a liability for such contingencies and record a reserve when it determines that a loss related to a matter is both probable and reasonably estimable. The Company’s assessment of contingencies involves judgments about future events which are inherently unpredictable. The Company records anticipated recoveries under existing insurance contracts when collection is reasonably assured.
(u) Pensions and Other Post Employment Benefits
     In connection with the acquisition of PLIVA, the Company acquired and will maintain defined benefit plans and other post-retirement benefits for employees of the acquired entity. The Company’s net obligation in respect of defined benefit pension plans is calculated separately for each plan by estimating the amount of future benefit that employees have earned in return for their service in the current and prior periods. The benefit is discounted to determine its present value. Discount rates are based on the market yields of high-quality corporate bonds in the country concerned. The funded status for each plan is recognized in the Company’s consolidated balance sheets.
     For defined contribution plans, the company pays contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or voluntary basis. Once the contributions have been paid, the company has no further payment obligations. The regular contributions constitute net periodic costs for the year in which they are due and as such are included in staff costs.
(v) Restructuring
     When recording acquisitions, we may review the associated operations and implement plans to restructure and integrate. For restructuring charges associated with a business acquisition that are identified in connection with an acquisition, the related costs are recorded as additional goodwill as they are considered to be liabilities assumed in the acquisition. All other restructuring charges, all integration costs and any charges related to our pre-existing businesses impacted by an acquisition are included in selling, general and administrative expense.
(w) New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions. FIN 48 requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006. As the provisions of FIN 48 will be applied to all tax positions upon initial adoption, the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company will adopt FIN 48 as of January 1, 2007 as required. Based on our current assessment, and subject to any changes that may result from additional guidance, the Company does not expect that the adoption of FIN 48 will materially affect our consolidated financial statements for the historic operations of Barr. The Company is currently evaluating the effect that the adoption of FIN 48 will have on the historic PLIVA operations and is not yet in a position to calculate or reasonably estimate the impact of adoption, and notes that the effect of such adjustments would most likely effect acquired goodwill.
     In September 2006, the FASB issued Financial Accounting Standard (“FAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. FAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effect of the adoption of FAS No. 158 did not have a material effect on the Company’s consolidated financial statements.

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
      In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements.
      In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial statements.
(2) Acquisitions and Business Combinations
Six Months Ended December 31, 2006 Acquisitions
PLIVA d.d.
     On October 24, 2006, the Company’s wholly owned subsidiary, Barr Laboratories Europe B.V. (“Barr Europe”), completed the acquisition of PLIVA, headquartered in Zagreb, Croatia. PLIVA manufactures and supplies a wide range of pharmaceutical products in more than 30 countries. The acquisition expands the presence of the Company’s global generic pharmaceutical business, provides vertical integration capabilities and will allow the Company to capitalize on lower cost area and tax planning opportunities. Under the terms of the cash tender offer, Barr Europe made a payment of approximately $2,377,773 based on an offer price of HRK 820 (Croatian Kuna (“HRK”)) per share for all shares tendered during the offer period. The transaction closed with 96.4% of PLIVA’s total outstanding share capital being tendered to Barr Europe (17,056,977 of 17,697,419 outstanding shares at the date of the acquisition). Subsequent to the close of the cash tender offer, Barr Europe purchased an additional 149,953 shares on the Croatian stock market for $21,937. As the acquisition was structured as a purchase of equity, the amortization of purchase price assigned to assets in excess of PLIVA’s historic tax basis will not be deductible for income tax purposes. With the addition of the open market purchases and the treasury shares held by PLIVA, Barr Europe owned or controlled 97.0% of PLIVA’s voting share capital as of December 31, 2006.
     The purchase price of the acquisition at October 24, 2006 was $2,407,473.

Cash consideration for 96.4% of common shares	$2,377,773
Transaction costs	29,700

Total purchase price for 96.4% of common shares	$2,407,473

     Barr Europe expects to purchase the remaining 3.0% of outstanding common shares (531,989 shares) of PLIVA at a price of no more than HRK 820 per share, under the provisions of Croatian law, by June 30, 2007 for approximately $80,000.
     In accordance with SFAS No. 141, Business Combinations, the Company used the purchase method of accounting to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed from PLIVA were recorded at the date of acquisition, at their respective fair values. The purchase price plus acquisition costs exceeded the fair values of acquired assets and assumed liabilities. This resulted in the recognition of goodwill in the amount of $215,998. The total purchase price, including acquisition costs of $29,700, less cash acquired of $191,055, was $2,216,419. The operating results of PLIVA from October 25, 2006 to December 31, 2006 are included in the consolidated financial statements subsequent to the October 24, 2006 acquisition date.

      The purchase price allocation of the assets acquired and liabilities assumed on October 24, 2006 was as follows:

Current assets (excluding cash and inventories)	$337,954
Inventories (1)	345,122
Property, plant & equipment (2)	697,416
Identifiable intangible assets (3)	983,856
Other non-current assets, including deferred tax assets	120,245
In-process research & development (4)	378,331
Goodwill (5)	215,998

Total assets acquired	3,078,922

Current liabilities, excluding restructuring	(330,946)
Restructuring costs (6)	(27,104)
Deferred tax liabilities	(284,503)
Other non-current liabilities, including long-term debt (7)	(178,457)

Total liabilities assumed	(821,010)

Total minority interest	(41,493)

Net assets acquired	$2,216,419

     The above purchase price allocation is preliminary and is based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. Management believes that information provides a reasonable basis for allocating the purchase price but the Company is awaiting additional information necessary to finalize the purchase price allocation. The fair values reflected above will be adjusted upon the final valuation. Such adjustments could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as possible but no later than one-year from the acquisition date.

(1) The fair value of acquired inventory was determined as follows:
▪	Raw materials — valued at current replacement cost.

▪	Work in progress — valued at the expected selling price of the inventory less the cost to complete, cost of disposal and reasonable profit on the selling effort of the acquiring entity.

▪	Finished & merchandised goods — valued at expected selling price less the cost of disposal and a reasonable profit for the selling effort.
(2) Fixed assets were valued at value-in-use, unless there was a known plan to dispose of an asset. Assets to be disposed of were valued at prevailing market rates, less cost to sell, or for no value, if to be abandoned.
(3) Components of the fair value of acquired intangible assets are as follows:

		Weighted-
		Average
		Amortization
		Period (Years)
Trade names	$75,600	Indefinite
Existing products and product rights	786,948	10
Land usage rights	83,386	99
Other intangible assets	38,374	6

Total identifiable intangible assets	$984,308

     In valuing the trade names and related trademarks, the Company applied the relief-from-royalty method. The fair value of the existing products was determined based on the excess cash flow method, a form of the income approach. Other intangibles consist primarily of active pharmaceutical ingredient (“API”) intangible assets, contractual royalty payments, and contractual milestone payments. The fair value of API intangible assets was determined using the relief from royalty method. The fair value of contractual milestone and royalty payments were estimated using an income approach through a discounted cash flow analysis on a payment-by-payment basis.

(4) The fair value of the acquired IPR&D was based on the excess cash flow method on a project-by-project basis. This amount was written-off upon acquisition as research and development expense because the acquired products had not received approval from the applicable regulators, were incomplete and had no alternative future use.
(5) 100% of the goodwill has been assigned to the Company’s Generic Pharmaceuticals operating segment. None of the goodwill is deductible for income tax purposes.
(6) Included in accrued liabilities and other liabilities on the consolidated balance sheet are restructuring costs that impacted goodwill. These exit costs are associated with involuntary termination benefits for PLIVA employees and costs to exit certain activities of PLIVA and were recorded as a liability in conjunction with recording the initial purchase price (see Note 18).
(7) Debt was recorded at quoted market prices or management’s best estimate of fair value based on prevailing borrowing rates of PLIVA.
     Prior to consummating the acquisition, Barr and PLIVA had a pre-existing contractual relationship to develop, supply and market a biopharmaceutical product. The Company believes the terms and conditions of the pre-existing relationship are consistent with other relationships the Company has with other companies, and accordingly has not recorded a settlement gain or loss.
     The purchase price of $21,937 for the 149,953 shares acquired between October 25, 2006 and December 31, 2006 has been allocated to the estimated fair values using the same methodology as the October 24, 2006 acquisition. The fair values attributed to IPR&D, which was capitalized as an asset upon acquisition and expensed in the consolidated statement of operations for the six months ended December 31, 2006, was $2,342. The additional share purchases resulted in incremental goodwill of $7,381.
     The following pro forma financial information presents the combined results of operations of the Company and PLIVA as if the acquisition had occurred as of the beginning of the periods presented. The pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition at the dates indicated. In addition, the pro forma financial information does not purport to project the future results of operations of the Company.
Barr Pharmaceuticals, Inc. and Subsidiaries
Pro Forma Condensed Combined Consolidated Statements of Operations
(in thousands, except per share data)

			Year Ended
	Six Months Ended December 31,		June 30,
	2006	2005	2006
Revenues	$1,208,347	$1,150,958	$2,343,968
Net earnings (loss)	(457,295)	(369,671)	(246,642)

Earnings (loss) per common share — basic	$(4.30)	(3.55)	$(2.35)

Earnings (loss) per common share — diluted	$(4.30)	$(3.55)	$(2.35)

Weighted average shares — basic	106,377	104,219	105,129

Weighted average shares — diluted	106,377	104,219	105,129

     The unaudited pro forma financial information above includes the following material, non-recurring charges directly attributable to the accounting for the acquisition: amortization of the step-up of inventory of $89,560 for the six months ended December 31, 2006 and 2005 and the year ended June 30, 2006; and IPR&D charges of $380,673 for the six months ended December 31, 2006 and 2005 and the year ended June 30, 2006.
Shire PLC Product Acquisition and Development Agreement
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

     In addition, under the terms of the product development agreement, the Company received an upfront non-refundable payment of $25,000 and could receive, based on future incurred research and development costs and milestones, an additional $140,000 over the next eight years subject to annual caps of $30,000. In exchange for its funding commitment, Shire obtained a royalty free license to the products identified in the product development agreement in its defined territory (which is generally defined to include all markets other than North America, Central Europe, Eastern Europe and Russia). The Company recognizes revenue under the product development arrangement described above, including the $25,000 upfront payment, as it performs the related research and development. These amounts will be reflected in the “alliance and development revenue” line item in the Company’s consolidated statement of operations as costs are incurred over the life of the agreement. Included in other liabilities at December 31, 2006 is $24,565 of deferred revenue related to the above mentioned payments under the product development agreement. The Company also entered into purchase and supply agreements with Shire in conjunction with the product acquisition and product development agreements.
     The settlement and licensing agreement relating to Adderall XR grants the Company certain rights to launch a generic version of Adderall XR. The license is royalty-bearing and exclusive during the Company’s FDA granted six-month period of exclusivity and is non-exclusive and royalty-free thereafter.
Fiscal 2006 Acquisitions
FEI Women’s Health, LLC
     On November 9, 2005, the Company acquired all of the outstanding equity interests of FEI Women’s Health, LLC (“FEI”). FEI is the owner of the ParaGard® T 380A (Intrauterine Copper Contraceptive) IUD, which is approved for continuous use for the prevention of pregnancy for up to 10 years.
     In accordance with SFAS No. 141, Business Combinations, the Company used the purchase method of accounting to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed from FEI were recorded at the date of acquisition, at their respective fair values. In connection with the acquisition the Company engaged a valuation firm to assist management in its determination of the fair value of certain assets and liabilities of FEI. The purchase price plus acquisition costs exceeded the fair values of acquired assets and assumed liabilities. This resulted in the recognition of goodwill in the amount of $29,921. The total purchase price, including acquisition costs of $5,112 less cash acquired of $4,372, was $289,730. The consolidated financial statements issued after completion of the acquisition reflect these values. The operating results of FEI are included in the consolidated financial statements subsequent to the November 9, 2005 acquisition date.
     The fair values of the assets acquired and liabilities assumed on November 9, 2005 were as follows:

Current assets (excluding cash)	$30,876
Property and equipment	1,955
Intangible asset — ParaGard T 380A IUD	256,000
Goodwill	29,921
Other assets	4,677

Total assets acquired	$323,429

Current liabilities	10,780
Other liabilities	22,919

Total liabilities assumed	33,699

Net assets acquired	$289,730

     The purchase price has been allocated based on the fair value of assets acquired and liabilities assumed as of the date of acquisition.
     In accordance with the requirements of SFAS No. 142, Goodwill and Other Intangible Assets, the goodwill associated with the acquisition will not be amortized. The ParaGard T 380A IUD intangible asset will be amortized based on estimated product sales over its estimated 20-year life. Goodwill and the intangible asset resulting from this acquisition have been allocated to our proprietary reporting unit.

Products from Organon Ltd., Organon USA Inc. and Savient Pharmaceuticals, Inc.
     On June 15, 2005, the Company entered into a non-binding Letter of Intent with Organon (Ireland) Ltd., Organon USA Inc. (“Organon”) and Savient Pharmaceuticals, Inc. (“Savient”) to acquire the New Drug Application (“NDA”) for Mircette®, obtain a royalty-free patent license to promote Mircette in the United States and dismiss all pending litigation between the parties in exchange for a payment by the Company of $152,750. At the time the Letter of Intent was signed, because the proposed transaction included, as one of its components, a payment in settlement of litigation, it was presumed under GAAP to give rise to a “probable loss,” as defined in SFAS No. 5, Accounting for Contingencies. Based on valuations of the assets the Company acquired and total estimated payments, the Company recorded a charge of $63,238 as of June 30, 2005 to reflect the litigation settlement.
     On December 2, 2005, the Company and Organon finalized the agreement that gave the Company exclusive rights to Mircette. The agreement also terminated the ongoing patent litigation regarding the Company’s generic version of Mircette, which is marketed under the trade name Kariva®. The agreement called for the Company to pay Organon $139,000 and Savient $13,750. Based on final valuations of the asset, the Company has recorded an intangible asset in the amount of $88,700 and recorded an additional charge of $813 for the difference between the estimated amounts recorded as a probable loss at June 30, 2005 and the final loss amount. The Company also incurred approximately $1,800 of additional legal and accounting costs related to the transaction. Additionally, the Company was reimbursed $11,000 from a third party for partial reimbursement of the Company’s recorded charge on this transaction. This reimbursement was reflected as a reduction of selling, general and administrative expenses.
Fiscal 2005 and 2004 Acquisitions
Urinary Incontinence Product
     In June 2002, the Company acquired certain assets and liabilities from Enhance Pharmaceuticals, Inc. including a Product Development and License Agreement with Schering AG. In March 2004, Barr and Schering agreed that Barr would acquire the worldwide rights to the product, which terminated the Product Development and License Agreement. Accordingly, during fiscal 2004 the Company wrote-off, as research and development expense, the remaining $22,333 of net book value associated with the initial intangible asset for the product license.
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
Women’s Capital Corporation
     In February 2004, the Company acquired 100% of the outstanding shares of Women’s Capital Corporation (“WCC”), a privately held company that marketed the prescription version of Plan B®, an emergency oral contraceptive product and had filed an application with the FDA for an over-the-counter version of Plan B. As part of the allocation of the purchase price, an intangible asset of $2,200 representing the fair value of the currently marketed prescription version of Plan B was amortized over one year during fiscal 2005 and 2004. An acquired in-process research and development asset in the amount of $10,300, representing the estimated fair value of the unapproved over-the-counter version of Plan B, was written-off upon acquisition as research and development expense because the project was incomplete and had alternative future use. The operating results of WCC are included in the consolidated financial statements subsequent to the February 25, 2004 acquisition date.
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
(3) Derivative Instruments
Interest Rate Risk
     The Company’s interest-bearing investments, loans, and borrowings are subject to interest rate risk. The Company invests and borrows primarily on a short-term or variable rate basis. Depending upon market conditions, the Company may fix the interest rate it either pays or receives by entering into fixed-rate investments and borrowings or through the use of derivative financial instruments.
     In connection with the PLIVA acquisition, the Company assumed a EUR 75 million fixed rate bond issued in May 2004, bearing a fixed interest rate of 5.75% per annum payable every six months, and an interest rate swap under which it pays a floating rate and receives a fixed rate. The Company also assumed forward interest rate agreements by which PLIVA has fixed interest rates on certain known future payments, which are variable under the debt terms.
     All interest rate derivatives described above are measured at fair value and are reported as assets or liabilities on the balance sheet. These derivatives are not designated for hedge accounting under SFAS 133, resulting in their changes in fair value being reported in other (expense) income.
     Foreign Exchange Risk
     The Company seeks to manage potential foreign exchange risk from foreign subsidiaries by matching each such subsidiary’s revenues and costs in its functional currency. Similarly, the Company seeks to manage the foreign exchange risk relating to assets and liabilities of its foreign subsidiaries by matching the assets and liabilities in the subsidiary’s functional currency. When this is not practical, the Company uses foreign exchange forward contracts or options to manage its foreign exchange risk.
     To manage foreign exchange risk related to the purchase price of PLIVA, the Company purchased a currency option in June 2006 and entered into forward exchange contracts during the six months ended December 31, 2006 (see Note 17).
     In connection with the PLIVA acquisition, the Company assumed foreign exchange forward contracts hedging economically forecasted transactions occurring at various dates through 2007 that are denominated in foreign currencies. At December 31, 2006, none of the company’s remaining foreign exchange derivatives were eligible for hedge accounting, resulting in their changes in fair value being reported in other (expense) income.

     All foreign exchange derivatives instruments described above are measured at fair value and are reported as assets or liabilities on the balance sheet. At December 31, 2006, none of the Company’s foreign exchange derivatives were classified as formal hedges, resulting in their changes in fair value being reported in other (expense) income. Economically, the gains or losses realized on these instruments at maturity are intended to offset the losses or gains of the transactions which they are hedging.
     The table below summarizes the respective fair values of the derivative instruments described above at December 31, 2006:

	Balance Sheet
	Assets	Liabilities
Interest rate swap	$1,267	$(443)
Forward rate agreements	997	(163)
Foreign exchange forward contracts	383	(106)

Total	$2,647	$(712)

(4) Accounts Receivable, net
     The components of accounts receivable are as follows:

	December 31,	June 30,
	2006	2006	2005
Trade accounts receivable	$762,744	$357,268	$296,994
Other trade receivables	15,080	6,055	5,549

Subtotal	777,824	363,323	302,543
Less: allowances	244,759	137,297	142,484

Accounts receivable, net	$533,065	$226,026	$160,059

(5) Inventories
     The components of inventory are as follows:

	December 31,	June 30,
	2006	2006	2005
Raw materials and supplies	$163,438	$86,239	$79,120
Work-in-process	69,255	22,063	16,405
Finished goods	219,718	25,964	42,113

Total inventories	$452,411	$134,266	$137,638

(6) Property, plant and equipment, net
     The major categories of the Company’s property, plant and equipment are as follows:

	December 31,	June 30,
	2006	2006	2005
Land	$58,599	$8,317	$7,461
Buildings and improvements	529,164	140,149	135,737
Machinery and equipment	533,072	253,088	189,906
Leasehold improvements	12,726	9,345	8,414
Construction in progress	73,425	28,723	37,584

	1,206,986	439,622	379,102
Less: accumulated depreciation and amortization	196,787	163,662	129,617

Total plant, property and equipment, net	$1,010,199	$275,960	$249,485

     Depreciation expense was $35,177, $16,966, $35,850, $31,591 and $25,678 for the six months ended December 31, 2006 and 2005 (unaudited) and the fiscal years ended June 30, 2006, 2005 and 2004, respectively.
(7) Investments in Marketable Securities, Debt and Equity Method Investments
     Investments in Marketable Securities and Debt
     Trading Securities
      The fair value of marketable securities classified as trading at December 31, 2006, June 30, 2006 and 2005 were $3,718, $0 and $0, which is included as a component of current marketable securities. Net losses for the six-month period ending December 31, 2006, June 30, 2006 and 2005 were $572, $0 and $0, which is included as a component of other (expense) income. Of such amount, $591 is unrealized and relates to securities still held at December 31, 2006.
     Available-for-Sale Securities
      Available-for-sale investments are carried at fair value; however equity securities that do not have readily determinable fair values are measured at cost adjusted for impairment. The aggregate carrying values of equity securities that do not have readily determinable fair values were $150, $0, and $0 at December 31, 2006, June 30, 2006 and 2005, respectively.
     Available-for-sale equity securities include amounts invested in connection with the Company’s excess 401(k) and other deferred compensation plans.
     Available-for-sale debt securities at December 31, 2006 include $617,286 in commercial paper and market auction debt securities and $50,419 in municipal and corporate bonds and federal agency issues. The commercial paper and market auction debt securities are readily convertible into cash at par value with interest rate reset or underlying maturity dates ranging from January 1, 2007 to February 11, 2008. The municipal and corporate bonds and federal agency issues have maturity dates ranging from January 1, 2007 to April 1, 2009.
     The realized gains from the sale of available-for-sale investments for the six-month period ending December 31, 2006 and 2005 and for the fiscal years ended June 30, 2006, 2005 and 2004 were ($17), $0, $11, $0, and $0, respectively. The amortized cost, gross unrealized gains and losses recorded as a component of other comprehensive income, and estimated market values for available-for-sale securities at December 31, 2006, June 30, 2006 and 2005 are as follows:

	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
December 31, 2006
Debt securities	$668,239	$—	$(534)	$667,705
Equity securities	10,914	68	—	10,982

	$679,153	$68	$(534)	$678,687

June 30, 2006
Debt securities	$588,421	$—	$(592)	$587,829
Equity securities	7,785	—	—	7,785

	$596,206	$—	$(592)	$595,614

June 30, 2005
Debt securities	$576,687	$—	$(881)	$575,806
Equity securities	5,449	—	—	5,449

	$582,136	$—	$(881)	$581,255

     Held-to-Maturity Securities
     The amortized cost of held-to-maturity securities at December 31, 2006 was $303. The Company did not have any held to maturity securities at June 30, 2006 or 2005.
     The Company did not sell or purchase any held-to-maturity investments or transfer any securities between available-for-sale and held-to-maturity during the six-month period ending December 31, 2006 and 2005 or the periods ending June 30, 2006, 2005 or 2004. The cost of investments sold is determined by the specific identification method.
     The following table summarizes the contractual maturities of held-to-maturity debt securities at December 31, 2006:

Maturities
Less than one year	15
One to two years	257
Two to five years	31

Total	303

     Equity Method Investments
Medika d.d.
     Through the acquisition of PLIVA, the Company acquired an ownership interest in Medika d.d (“Medika”), which is a wholesaler that supplies pharmacies, hospitals and other health institutions with a wide range of medical merchandise. As of December 31, 2006, the Company held a 24.7% ownership interest in Medika, which equated to a $14,716 fair value based on the closing bid price for Medika shares quoted on the Zagreb Stock Exchange.
     This investment is accounted for under the equity method whereby the Company recognizes its proportionate shares of Medika’s profit or loss. The Company eliminates unrealized profits relating to the sale of goods to Medika from the Generics segment. The following is a summary of the activity in the Company’s investment in Medika:

At October 24, 2006	$14,795
Share of Medika profit	54
Elimination of unrealized profit on sale of inventories	(1,012)
Foreign exchange movements	574

At December 31, 2006	$14,411

Venture Funds
     The Company has made investments in two separate venture capital funds, Commerce Health Ventures, L.P. and New Spring Ventures, L.P., as part of its continuing efforts to identify new products, technologies and licensing opportunities. These investments are accounted for under the equity method whereby the Company recognizes its proportionate share of each venture’s profit or loss. As of December 31, 2006, June 30, 2006 and 2005, the Company had carrying values of $8,866, $9,235, and $4,155 in Commerce Health Ventures, L.P., and $9,788, $9,802, and $3,086 in New Spring Ventures, L.P.
(8) Goodwill and Other Intangible Assets
     Goodwill at December 31, 2006, June 30, 2006 and 2005 was as follows:

	Generic	Proprietary
	Pharmaceuticals	Pharmaceuticals	Total
Goodwill balance at June 30, 2005	$—	$17,998	$17,998

Acquisition of FEI	—	29,922	29,922

Goodwill balance at June 30, 2006	—	47,920	47,920

Acquisition of PLIVA d.d.	223,379	—	223,379
Currency translation effect	5,150	—	5,150

Goodwill balance at December 31, 2006	$228,529	$47,920	$276,449

     Intangible assets at December 31, 2006, June 30, 2006 and 2005 consists of the following:

	December 31,		June 30,		June 30,
	2006		2006		2005
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets:
Product licenses	$45,350	$15,624	$45,350	$13,039	$45,600	$7,572
Product rights	1,302,423	64,780	415,745	30,798	70,796	10,481
Land use rights	88,053	166	—	—	—	—
Other	39,136	200	—	—	—	—

Total amortized finite-lived intangible assets	1,474,962	80,770	461,095	43,837	116,396	18,053

Indefinite-lived intangible assets- Tradenames	79,978	—	—	—	—	—

Total indefinite-lived intangible assets	79,978	—	—	—	—	—

Total identifiable intangible assets	$1,554,940	$80,770	$461,095	$43,837	$116,396	$18,053

Total identifiable intangible assets, less accumulated amortization		$1,474,170		$417,258		$98,343
      As a result of the PLIVA acquisition the Company recorded intangible assets in the amount of $983,856 representing the fair value for trade names, existing products and product rights, land usage rights and other intangible assets acquired during the six-month period ending December 31, 2006.
      Under the terms of the product acquisition agreement with Shire plc the Company recorded an intangible asset in the amount of $63,000 related to the acquisition of Adderall IR during the six-month period ending December 31, 2006.
     As a result of the FEI acquisition during the second quarter of fiscal 2006, the Company recorded an intangible asset in the amount of $256,000 in recognition of the fair value for the ParaGard IUD product rights acquired.
     In December 2005, the Company finalized an agreement that gave the Company exclusive rights to Mircette. The agreement also terminated the ongoing patent litigation regarding the Company’s generic version of Mircette, which is marketed under the trade name Kariva®. Based on final valuations of the asset, the Company recorded an intangible asset in the amount of $88,700.
     The annual estimated amortization expense for the next five years on finite lived intangible assets is as follows:

Year Ending December 31,
2007	$143,327
2008	$137,729
2009	$126,493
2010	$119,068
2011	$111,042
The Company’s product licenses, product rights, land use rights and other finite lived intangible assets have weighted average useful lives of approximately 10, 17, 99 and 10 years, respectively. Amortization expense associated with these acquired intangibles was $37,192, $8,273, $25,784, $13,354 and $6,269 for the six months ended December 31, 2006 and 2005 (unaudited), and fiscal years ended June 30, 2006, 2005 and 2004, respectively. During the six months ended December 31, 2006 the Company revised the presentation of amortization expense to include this item within cost of sales instead of selling, general and administrative expense. The presentation for the six months ended December 31, 2005 (unaudited) and fiscal years 2006, 2005 and 2004 was reclassified to conform to that of the six months ended December 31, 2006.
(9) Solvay Arbitration Award
     On March 31, 2002, the Company gave notice of its intention to terminate, as of June 30, 2002, its relationship with Solvay Pharmaceuticals, Inc. which covered the joint promotion of the Company’s Cenestin tablets and Solvay’s Prometrium® capsules. Solvay disputed the Company’s right to terminate the relationship, claiming it was entitled to substantial damages and initiated formal arbitration proceedings. The arbitration hearing was held in January 2004. On June 17, 2004, the arbitration panel determined that the Company did not properly terminate its contract with Solvay and awarded Solvay $68,000 in monetary damages to be paid over sixteen months. The Company has included these amounts in selling, general and administrative expenses on its statement of operations.
(10) Accrued Liabilities
     Accrued liabilities consist of the following:

	December 31,	June 30,
	2006	2006	2005
Payroll, taxes & benefits	$54,929	$21,283	$19,184
Restructuring	24,600	—	—
Interest	29,979	401	279
Taxes	24,282	—	—
Profit splits due to third parties	23,505	22,007	23,158
Medicaid obligations	16,047	12,167	10,060
Cash settled share based compensation	14,679	—	—
Managed care rebates	8,288	10,370	7,460
Legal settlement	—	—	63,238
Other	87,392	32,985	28,509

Total accrued liabilities	$283,701	$99,213	$151,888

(11) Debt
     A summary of debt is as follows:

	December 31,	June 30,
	2006	2006	2005
Credit Facilities (a)	$2,415,703	$—	$—
Senior unsecured notes (b)	—	8,000	12,000
Note due to WCC shareholders (c)	6,500	6,500	6,500
Obligation under capital leases (d)	2,819	1,747	2,439
Fixed rate bonds (e)	101,780	—	—
Dual-currency syndicated credit facility (f)	86,287	—	—
Euro commercial paper program (g)	26,334	—	—
Dual-currency term loan facility (h)	25,000	—	—
Multi-currency revolving credit facility (i)	13,167	—	—
Other	2,070	—	—

	2,679,660	16,247	20,939

Less: current installments of debt and capital lease obligations	742,445	8,816	5,446

Total long-term debt and capital lease obligations	$1,937,215	$7,431	$15,493

(a) On July 21, 2006, the Company entered into unsecured senior credit facilities (the “Credit Facilities”) pursuant to which the lenders provided the Company with an aggregate amount not to exceed $2,800,000. Of such amount, $2,000,000 was in the form of a five-year term facility, $500,000 was in the form of a 364-day term facility and $300,000 was in the form of a five-year revolving credit facility. In connection with the close of the PLIVA acquisition, on October 24, 2006, the Company drew $2,000,000 of the five-year term facility and $415,703 of the 364-day term facility, which bear variable interest rates of LIBOR plus 75 basis points (6.13% at December 31, 2006). The Company will repay the outstanding principal amount of the five-year term facility in 18 consecutive 2.50% quarterly installments of $50,000 with one installment at maturity of the remaining outstanding principal amount. The Credit Facilities include customary covenants, including financial covenants limiting the total indebtedness of the Company on a consolidated basis.
(b) In November 2006, the Company made an $8,000 payment in complete satisfaction of the senior unsecured notes.
(c) In February 2004, the Company acquired all of the outstanding shares of WCC. In connection with that acquisition, a four-year $6,500 promissory note was issued to WCC shareholders. The note bears a fixed interest rate of 2%. The entire principal amount and all accrued interest is payable on February 25, 2008.
(d) The Company has certain capital lease obligations for machinery, equipment and buildings in the United States and the Czech Republic. These obligations were established using interest rates available to the Company at the inception of each lease.
     The Company’s long-term debt includes the following liabilities incurred by PLIVA prior to the acquisition:
(e) In May 2004, PLIVA issued Euro denominated fixed rate bonds with a face value of EUR 75,000 ($98,749 based on the exchange rate in effect at December 31, 2006). The bonds will mature in 2011 and bear a fixed interest rate of 5.75% payable semiannually. At the PLIVA acquisition date, the bonds were recorded at their fair value pursuant to the provisions of SFAS No. 141. The fair value was $101,910 based on the prevailing market price of the bonds. The resulting premium, $3,161, will be amortized over the remaining life of the bonds. Amortization for the six months ended December 31, 2006 was $130.
(f) On October 28, 2004, PLIVA entered into a dual-currency syndicated term loan facility pursuant to which the lenders provided the borrowers with an aggregate amount not to exceed $250,000, available to be drawn in either US dollars or Euros. The facility has a five-year term and bears a variable interest rate based on LIBOR or Euribor plus 70 basis points. As of December 31, 2006, there was $59,873 outstanding with an effective interest rate of 6.13% and the Euro equivalent to $26,414 outstanding with an effective interest rate of 4.40%. The facility includes customary covenants.
(g) In December 1998, PLIVA initiated, and in June 2003 updated, a commercial paper program that provides for an aggregate amount of Euro denominated financing not to exceed EUR 250,000 ($329,163 based on the exchange rate in effect at December 31, 2006) and bears a variable interest rate. Currently, there is $26,344 outstanding yielding 4.51% that is due on July 4, 2007.

(h) On September 9, 2006, PLIVA entered into a dual currency term loan facility pursuant to which the lenders provided the borrowers an aggregate amount not to exceed $25,000, available to be drawn in either US dollars or Euros. The facility has a one-year term and bears a variable interest rate based on LIBOR or Euribor plus a margin which is negotiated at the time the facility is drawn. As of December 31, 2006, there was $25,000 outstanding with an effective interest rate of 5.35% plus a negotiated margin. The facility includes customary covenants.
(i) In June 2005, PLIVA entered into a EUR 30,000 multi-currency revolving credit facility ($39,500 based on the exchange rate in effect at December 31, 2006). The facility matures on December 31, 2007 and bears a variable interest rate based on LIBOR, Euribor or another relevant reference rate plus a margin which is negotiated at the time the facility is drawn. As of December 31, 2006, there was Euro equivalent to $13,167 outstanding with an effective interest rate of 3.63% plus a negotiated margin. The facility includes customary covenants.
     Principal maturities of existing long-term debt and amounts due on capital leases for the next five years and thereafter are as follows:

Years Ending December 31,
2007	$742,445
2008	$220,376
2009	$212,345
2010	$200,566
2011	$1,299,325
Thereafter	$1,572

Total principal maturities and amounts due on capital leases	$2,676,629
Premium on fixed rate bond (e)	$3,031

Total debt and capital lease obligations	$2,679,660

(12) Accumulated Other Comprehensive Income
     Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income, unrealized gains (losses) on securities classified for SFAS No. 115 purposes as “available for sale”, unrealized gains (losses) on pension and other post employment benefits and foreign currency translation adjustments.
     Accumulated other comprehensive income consists of the following:

	Six Months Ended
	December 31,		Year Ended June 30,
	2006	2005	2006	2005	2004
		(unaudited)
Beginning Balance	(377)	$(561)	$(561)	$—	$(179)

Net unrealized gain (loss) on marketable securities net of tax expense (benefit) $21, $(54), $106, $(320), and $102	105	(94)	184	(561)	179
Net unrealized gain on currency translation adjustments net of tax expense $12,329, $0, $0, $0, and $0	76,850	—	—	—	—
Net unrealized gain on pension and other post employment benefits net of tax expense $11, $0, $0, $0, and $0	22	—	—	—	—

Net unrecognized gain (loss)	76,977	(94)	184	(561)	179

Ending Balance	$76,600	$(655)	$(377)	$(561)	$—

(13) Related-party Transactions
Dr. Bernard C. Sherman and Jack M. Kay
     The Company purchases bulk pharmaceutical materials and sells certain pharmaceutical products and bulk pharmaceutical materials to companies owned or controlled by Dr. Bernard C. Sherman. Dr. Sherman was a member of the Company’s Board of Directors until October 24, 2002 and is the principal stockholder of Sherman Delaware, Inc., which owned approximately 5.0% of the Company’s outstanding common stock at December 31, 2006.
     In addition, Jack M. Kay, a former member of the Board of Directors, is president of Apotex, Inc., one of the companies owned or controlled by Dr. Sherman. The Company entered into an agreement with Apotex, Inc. to share litigation and related costs in connection with the Company’s Fluoxetine (generic Prozac) patent challenge. Under this agreement certain costs were shown as a reduction to operating expenses while other costs were included as cost of sales. Separately, the Company receives a royalty on one of its products marketed and sold by Apotex, Inc. in Canada.
     In connection with the PLIVA acquisition, the FTC required Barr and PLIVA, as a condition to approving the acquisition, to divest certain products that the FTC viewed as overlapping and potentially anti-competitive if held within the combined company. Following this directive, the Company sold two of its products to Apotex, Inc. for $5,200.

     The table below sets forth information regarding transactions with companies owned or controlled by Dr. Sherman.

	Six-Months Ended
	December 31,		Year Ended June 30,
	2006	2005	2006	2005	2004
		(unaudited)
Purchases from the Sherman Companies	$3,916	$1,634	$4,931	$5,575	$2,808

Sales to the Sherman Companies	$6,915	$6,774	$15,802	$10,149	$9,486

Recovery of shared litigation costs included in operating expenses	$—	$—	$13	$77	$1,004

Profit split (income) expense charged to cost of goods	$(283)	$(333)	$(586)	$1,027	$3,680

Royalty revenue	$238	$349	$557	$216	$295

     One member of the Company’s Board of Directors is a partner at a law firm utilized by the Company for certain patent and litigation services. Expenses related to these services were $59, $346, $1,026, $124 and $0 for the six months ended December 31, 2006 and 2005 (unaudited), and the fiscal years ended June 30, 2006, 2005 and 2004, respectively. As of December 31, 2006, June 30, 2006 and 2005, amounts owed to the law firm totaled approximately $0, $99, and $124, respectively.
     The Company has an equity investment in Medika d.d. and sells products to Medika primarily through its Generics segment. The following transactions were carried out with Medika d.d for the period from October 25, 2006 to December 31, 2006:

Sales of goods and services:	$6,532
Year-end receivables:	$27,079
Purchases of goods and services:	$5
Year-end liabilities:	$1
(14) Income Taxes
     A summary of the components of income tax expense is as follows:

	Six Months Ended
	December 31,		Year Ended June 30,
	2006	2005	2006	2005	2004
		(unaudited)
Current:
Federal	$63,000	$64,859	$135,362	$101,355	$101,477
State	7,090	9,609	16,370	6,482	18,097
Foreign	(366)	—	—	—	—

	$69,724	$74,468	$151,732	$107,837	$119,574

Deferred:
Federal	$(17,226)	$24,389	$30,780	$4,441	$(41,348)
State	(1,531)	2,650	3,959	2,610	(6,889)
Foreign	(16,462)	—	—	—	—

	(35,219)	27,039	34,739	7,051	(48,237)

Total	$34,505	$101,507	$186,471	$114,888	$71,337

     The provision for income taxes differs from amounts computed by applying the statutory federal income tax rate to earnings before income taxes due to the following:

	Six Months Ended
	December 31,		Year Ended June 30,
	2006	2005	2006	2005	2004
		(unaudited)
Federal income taxes at statutory rate	$(106,498)	$97,872	$183,032	$115,457	$68,054
State income taxes, net of federal income tax effect	3,369	7,968	14,099	9,092	6,687
Tax credits	(5,500)	(2,000)	(2,778)	(6,900)	(5,900)
Foreign rate differential	139,394	—	—	—	—
Domestic manufacturers deduction
(IRC Section 199)	(1,110)	(1,957)	(3,661)	—	—
Change in valuation allowance	5,353	—	—	—	—
Write-off of in-process research and development	—	—	—	—	3,605
Other, net	(503)	(376)	(4,221)	(2,761)	(1,109)

Total	$34,505	$101,507	$186,471	$114,888	$71,337

     Included in the foreign rate differential is $80,624 related to the foreign in-process research and development non-cash charge to income.
     In accordance with APB 23, incremental taxes have not been provided on undistributed earnings of our international subsidiaries as it is our intention to permanently reinvest these earnings into the respective businesses. At December 31, 2006 Barr has not provided for U.S. or foreign income or withholding taxes that may be imposed on a distribution of such earnings. The determination of the amount of unremitted earnings and unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries is not practical to estimate.
     The temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2006, June 30, 2006 and June 30, 2005 are as follows:

	December 31,	June 30,
	2006	2006	2005
Deferred tax assets:
Net operating loss	$106,317	$3,008	$3,677
Receivable reserves	48,208	16,541	17,833
Inventory	3,512	3,820	2,865
Warrants issued	13,997	14,844	16,366 *
Capital loss carryforward	—	—	2,864
Amortization of intangibles/goodwill	—	35,593	60,467
Deferred revenue	14,043	5,366	7,239
Stock compensation	9,400	6,966	—
Investments	184 *	215 *	320 *
Solvay litigation	—	—	4,003
Restructuring reserve	9,408	—	—
Other	25,101	461	7,108

Total deferred tax assets	230,170	86,814	122,742

Deferred tax liabilities:
Plant and equipment	(78,500)	(27,857)	(24,905)
Amortization of intangibles/goodwill	(169,435)	—	—
Other	(2,641)	(2,312)	(3,452)

Total deferred tax liabilities	(250,576)	(30,169)	(28,357)
Less valuation allowance	(86,908)	(761)	(3,657)

Net deferred tax asset (liability)	$(107,314)	$55,884	$90,728

*	changes reflected directly in equity

     At December 31, 2006, as a result of certain acquisitions, the Company had cumulative regular U.S. and State net operating loss carryforwards of approximately $94,209 and $163,281, respectively, which will expire in the years 2012 to 2025. At June 30, 2006, the Company had cumulative regular U.S. and State net operating loss carryforwards of approximately $6,373 and $18,347, respectively, which will expire in the years 2018 to 2023. At June 30, 2005 the Company had cumulative regular US and State net operating loss carryforwards of approximately $8,284 and $18,347, respectively, which will expire in the years 2018 to 2023. There is an annual limitation on the utilization of the U.S. net operating loss carry forward, which is calculated under Internal Revenue Code Section 382.
     At December 31, 2006, as a result of the acquisition of PLIVA, the Company had cumulative foreign net operating loss carryforwards of approximately $237,183 in various jurisdictions that expire from 2007 to 2020.
     The Company has established a valuation allowance to reduce the deferred tax asset recorded for certain tax credits, capital loss carryforwards, and certain net operating loss carryforwards. A valuation allowance is recorded because based on available evidence; it is more-likely-than-not that a deferred tax asset will not be realized. The valuation allowance reduces the deferred tax asset to the Company’s best estimate of the net deferred tax asset that, more-likely-than-not, will be realized. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are more likely than not to be realized. Accordingly, for the Transition Period ended December 31, 2006, the Company added $86,147 to the valuation allowance primarily due to the acquisition of PLIVA, primarily related to net operating loss carryforwards in various jurisdictions. Any portion of the valuation allowance for such deferred tax assets that are subsequently recognized will be allocated to reduce goodwill or other intangible assets.
     During fiscal 2006, the Company reduced the valuation allowance by $2,896 due to the expiration of the statute of limitations related to the carry forward of certain capital losses as well as the associated deferred tax asset. During fiscal 2005, the Company reduced the valuation allowance by a net of $1,018 due to the utilization of certain tax capital losses and the write-off of certain deferred tax assets and related valuation allowances.
(15) Stock-Based Compensation
     The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), effective July 1, 2005. SFAS 123(R) requires the recognition of the fair value of stock-based compensation in net earnings. The Company has three stock-based employee compensation plans, two stock-based non-employee director compensation plans and an employee stock purchase plan. Stock-based compensation granted to date consists of stock options, stock-settled stock appreciation rights and the employee stock purchase plan. Stock options and stock-settled stock appreciation rights are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally, stock options and stock appreciation rights granted to employees fully vest ratably over the three years from the grant date and have a term of 10 years. Annual stock options granted to directors generally become exercisable on the date of the first annual shareholders’ meeting immediately following the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. The Company has issued and expects to continue to issue, new registered shares under Registration Statements on Form S-8 to satisfy option and stock appreciation right exercises.
     Prior to July 1, 2005, the Company accounted for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net earnings because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. The Company elected to utilize the modified prospective transition method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, are recognized in net earnings in the periods after the date of adoption.
     The Company recognized stock-based compensation expense for the six-month period ended December 31, 2006 in the amount of $13,926. The Company also recorded related tax benefits for the six-month period ended December 31, 2006 in the amount of $4,261. The effect on net income from recognizing stock-based compensation for the six-month period ended December 31, 2006 was $9,665, or $0.09 per basic and diluted share.

     The Company recognized stock-based compensation expense for the six months ended December 31, 2005 (unaudited) in the amount of $13,894, and recorded tax related benefits during the same period in the amount of $3,383. The effect on net income from recognizing stock-based compensation for the six months ended December 31, 2006 was $10,511, or $0.10 per basic share and diluted share.
     The Company recognized stock-based compensation expense for fiscal 2006 in the amount of $27,092, and recorded related tax benefits during the same period in the amount of $7,320. The effect on net income from recognizing stock-based compensation for fiscal 2006 was $19,772, or $0.19 per basic share and $0.18 per diluted share.
     SFAS 123(R) requires the Company to present pro forma information for periods prior to the adoption as if it had accounted for all stock-based compensation under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the awards at the date of grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to its stock-based employee compensation for the periods indicated:

	Fiscal Year Ended June 30,
(in thousands, expect per share data)	2005	2004
NET EARNINGS, AS REPORTED	$214,988	$123,103
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	20,178	13,747

PRO FORMA NET EARNINGS	$194,810	$109,356

EARNINGS PER SHARE:
Basic — as reported	$2.08	$1.21

Basic — pro forma	$1.89	$1.07

Diluted — as reported	$2.03	$1.15

Diluted — pro forma	$1.84	$1.03

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

	Six Months Ended		Fiscal Year Ended
	December 31,		June 30,
	2006	2005	2006	2005	2004
		(unaudited)
Average expected term (years)	5.0	5.0	5.0	3.3	3.5
Weighted average risk-free interest rate	5.09%	3.72%	3.76%	2.40%	2.20%
Dividend yield	0%	0%	0%	0%	0%
Volatility	32.12%	36.85%	36.85%	48.22%	54.15%
Weighted average grant date fair value	$18.17	$18.18	$18.57	$12.90	$17.79
      As of December 31, 2006, the aggregate intrinsic value of awards outstanding and exercisable was $123,479 and $107,399, respectively. As of December 31, 2005 (unaudited), the aggregate intrinsic value of awards outstanding and exercisable was $164,390 and $130,702. In addition, the aggregate intrinsic value of awards exercised during the six-month period ended December 31, 2006 and 2005 (unaudited) were $6,573 and $67,216, respectively, and for the fiscal years ended June 30, 2006, 2005, 2004 were $99,304, $29,961 and $69,284, respectively. The total remaining unrecognized compensation cost related to unvested awards amounted to $45,796 at December 31, 2006 and is expected to be recognized over the next three years. The weighted average remaining requisite service period of the unvested awards was 25 months. The total fair value of awards that vested during the six-month period ended December 31, 2006 and 2005 (unaudited) were $26,229 and $23,922, respectively, and for the fiscal years ended June 30, 2006, 2005 and 2004 were $24,732, $22,647 and $11,196, respectively.
Employee Stock Compensation Plans
     The Company has three employee stock compensation plans: the Barr Pharmaceuticals, Inc. 2002 Stock and Incentive Award Plan (the “2002 Stock Plan”); the Barr Pharmaceuticals, Inc. 1993 Stock Incentive Plan (the “1993 Stock Plan”); and the Barr Pharmaceuticals Inc. 1986 Option Plan (the “1986 Option Plan”), which were approved by the shareholders and which authorize the granting of options to officers and employees to purchase the Company’s common stock. These plans also authorize the granting of other awards based on Company common stock to officers and employees, including but not limited to stock appreciation rights, unrestricted stock, restricted stock, performance unit and performance share awards. On February 20, 2003, all shares available for grant in the 1993 Stock Plan were transferred to the 2002 Stock Plan and all subsequent grants have been made under the 2002 Stock Plan. Effective June 30, 1996, options were no longer granted under the 1986 Option Plan. For the six months ended December 31, 2006 and 2005 (unaudited), fiscal 2006, 2005 and 2004, there were no options that expired under the 1986 Option Plan.
     Until fiscal 2006, all awards granted under the 1993 Stock Plan and the 2002 Stock Plan were either non-qualified stock options (“NQSOs”) or tax-qualified incentive stock options (“ISOs”). All options outstanding on October 24, 2001 became fully exercisable upon completion of the Duramed merger. Options granted after October 24, 2001 become fully exercisable over periods as short as one year and as long as five years from the date of grant, provided there is no interruption of the optionee’s employment, and subject to acceleration of exercisability in the event of the death of the optionee or a change in control as defined in the plan under which the options were granted. Options granted to date under the 1993 Stock Plan and the 2002 Stock Plan expire ten years after the date of grant except in case of earlier termination of employment, in which case the options generally expire on such termination or within defined periods of up to one year thereafter, depending on the circumstances of such termination, but in no event more than ten years after the date of grant.
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
     A summary of the option activity under the Company’s employee stock compensation plans as of December 31, 2006, and changes during the six-month period then ended and the 12 month period ended June  30, 2006 is presented below:

			Weighted-
			Average
	Number of	Weighted-	Remaining	Aggregate
	Option/SARs	Average	Contractual	Intrinsic
	Awards	Exercise Price	Life	Value
Outstanding at June 30, 2005	8,221,058	$28.96
Granted	1,620,000	48.04
Forfeited	(138,019)	42.59
Exercised	(2,710,082)	22.21
Outstanding at June 30, 2006	6,992,957	$35.72	6.82	$87,667
Granted	1,601,500	48.81
Forfeited	(152,093)	43.11
Exercised	(241,761)	31.44

Outstanding at December 31, 2006	8,200,603	$38.27	6.94	$109,767

Available for grant (20,067,188 authorized)	1,559,400
Exercisable at December 31, 2006	5,128,805	$33.21	5.74	$93,820
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
     A summary of the option activity under the Company’s stock option plans for non-employee directors as of December 31, 2006, and changes during the six-month period then ended and the 12 month period ended June 30, 2006 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
Outstanding at June 30, 2005	630,021	$25.68
Granted	60,000	57.35
Forfeited	—	—
Exercised	(37,368)	12.40
Outstanding at June 30, 2006	652,653	$29.35	5.21	$12,816
Granted	50,000	48.84
Forfeited	—	—
Exercised	(32,968)	5.11

Outstanding at December 31, 2006	669,685	$32.00	5.33	$13,410

Available for Grant (2,798,438 authorized)	796,469
Exercisable at December 31, 2006	619,685	$30.64	4.96	$13,277
     Available for grant and authorized amounts are for the 2002 Directors’ Plan only, because as of June 30, 2003, options are no longer granted to non-employee directors under the 1993 Directors’ Plan or any plan other than the 2002 Directors’ Plan.

PLIVA Stock Based Compensation Plans
     The Company assumed certain stock compensation plans in relation to its acquisition of PLIVA. PLIVA has two stock option plans (settled in PLIVA equity shares), one for its key employees and the other for management board members, and two cash settled stock appreciation rights plans, one for its key employees and the other for management board members.
     For the period from October 25, 2006 to December 31, 2006, the Company did not recognize any expense for stock-based compensation under these PLIVA plans as all remaining unrecognized expense of stock based compensation awards was accelerated at the change of control date at which time the stock appreciation rights and options became fully vested. There were no additional grants during this period nor were any previous grants modified. As of December 31, 2006, 39,382 stock options were exercisable which had a weighted average exercise price of HRK 362 and an aggregate intrinsic value of $3,236. Included in other liabilities on the consolidated balance sheet at December 31, 2006 was $14,678 for unexercised SARs for which the option value has been fixed at the tender offer price of HRK 820.
Employee Stock Purchase Plan
     In accordance with the Company’s 1993 Employee Stock Purchase Plan (the “Purchase Plan”) employees are offered an inducement to acquire an ownership interest in the Company. The Purchase Plan permits eligible employees to purchase, through regular payroll deductions, an aggregate of 1,518,750 shares of common stock. Shares are offered for purchase under the Purchase Plan in offering periods generally of six months’ duration, at a purchase price equal to 85% of the fair market value of such shares at the beginning of the offering period or at the end of the offering period, whichever is lower. In November 2005, the Board of Directors adopted an amendment to the Purchase Plan to increase the number of shares by 1,000,000 bringing the aggregate number of shares of Common Stock, which may be purchased by employees under the Purchase Plan to 2,518,750. Under the Purchase Plan, 98,075, 159,620, and 81,708 shares of common stock were purchased during the years ended June 30, 2006, 2005 and 2004, respectively. During the six months ended December 31, 2006, 53,744 shares of common stock were purchased.
Warrants
     During 1999, in conjunction with an amendment to a financing agreement, the Company granted to a bank warrants to purchase 63,410 shares of the Company’s common stock at an exercise price of $22.19. These warrants vested immediately. In December 1999, the financing agreement was amended to reset the exercise price of 50% of the warrants to $15.62 per share. During 2000, based on an antidilutive clause in the agreement, the number of warrants was adjusted to 66,340. The price of 33,426 warrants was adjusted to $21.05 and the remaining 32,918 warrants were repriced to $15.03. In November 2001 and January 2002 a total of 57,294 of the warrants were exercised. As of December 31, 2006, warrants for 9,046 shares were outstanding and remain exercisable until July 2009.
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
(16) Savings and Retirement
     The Company provides a number of defined contribution plans to its employees. Additionally, in connection with the acquisition of PLIVA, the Company assumed and will maintain certain pension and other post employment benefit plans, which include defined pension benefit obligations of $10,573 and other post employment benefit obligations of $518. Both plans were unfunded at the time of acquisition.

Defined Benefit Pension Plan and Other Post Employment Benefits
     The Company has a defined benefit plan in Germany and a benefit plan for disability and other post employment benefits in Poland. Eligibility for participation in these plans is based on completion of a specified period of continuous service or date of hire. Benefits are generally based on the employees’ years of credited service and average compensation in the years preceding retirement. The defined benefit plan and other post employment benefit plans were unfunded at December 31, 2006.
     Application of SFAS No. 158
     On September 29, 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was issued. SFAS 158 requires, among other things, an enterprise to measure as of its fiscal year end its plan assets and benefit obligations, as well as, to recognize the funded status of each defined benefit plan and other post-retirement benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard results in unrecognized prior service costs or credits, net actuarial gains or losses and subsequent changes in the funded status being recognized as a component of accumulated other comprehensive income. The Company applied the provisions of SFAS No. 158 for the six month period ended December 31, 2006. The measurement date for the Company’s pension plan is December 31.
     The following table summarizes the impact of the initial adoption of SFAS No. 158 as of December 31, 2006

	Balance		Balance
	December 31,		December 31,
	2006		2006
	Prior to SFAS		Post SFAS
	No. 158	SFAS No. 158	No. 158
	Adjustments	Adjustments	Adjustments

Pension and post employment liabilities	$(11,686)	$33	$(11,653)
Accumulated other comprehensive gain	—	(33)	(33)
     Of the total $11,653 recorded as unfunded pension and post employment liability at December 31, 2006, $408 is current and $11,245 is non-current. The Company has recorded a deferred tax asset of $11 relating to the $33 balance held in accumulated other comprehensive income.
     Net defined benefit plan gains currently included in accumulated other comprehensive gain of $33 are expected to be recognized as a component of net periodic benefit cost during 2007.
     The Company recognized the following amounts for its defined benefit pension plan and post employment benefits on the December 31, 2006 balance sheet:

		Post
	Pension	Employment
	Benefits	Benefits
Changes in benefit obligations:
Benefit obligations at June 30, 2006	$—	$—
Benefit obligations assumed from PLIVA	10,517	518
Service costs	42	6
Interest cost	92	3
Actuarial gains	(33)	—
Benefits paid	(49)	(5)
Exchange rate changes	508	30
Deferred compensation	24	—

Benefit obligations at December 31, 2006	$11,101	$552

Fair value of plan assets at December 31, 2006	$—	$—

Funded status of the plan at December 31, 2006	$(11,101)	$(552)

Net amount recognized before SFAS No. 158	$(11,134)	$(552)

Impact of SFAS No. 158	33	—

Net amounts recognized after SFAS No. 158	$(11,101)	$(552)

Amounts recognized in accumulated other comprehensive loss consists of:
Net gain	$(33)	$—
Total amount recognized	(33)	—

Plans with underfunded or non-funded accumulated benefit obligation:
Projected benefit obligation	$11,101	$552
Accumulated benefit obligation	11,101	552
     Components of Net Periodic Benefit Expense
     The net periodic benefit expense during the six-month period ending December 31, 2006 consists of the following components:

		Post
	Pension	Employment
	Benefits	Benefits
Service cost	$42	$6
Interest cost on benefit obligations	92	3

Subtotal	134	9
Deferred compensation	24	—

Total net periodic benefit cost	$158	$9

     Key Assumptions
     The principal actuarial weighted average assumptions used to determine net periodic benefit cost during the six-month period ending December 31, 2006 are as follows:

	Period Ending
	December 31, 2006
		Post
	Pension	Employment
	Benefits	Benefits
Discount rate	4.50%	4.98/3.76%
Future salary increase	2.75%	1.5%/2.4%
Future pension increase	1.25%	N/A
     Discount rates are based on the market yields of high-quality corporate bonds in the respective country.
     Benefit Payments
     The expected future cash flows to be paid by the Company in respect to the defined benefit pension plan and post-employment plans at December 31, 2006 were as follows.

		Post
Expected Future	Pension	Employment
Benefit Payments	Benefits	Benefits
2007	$276	$132
2008	279	24
2009	285	38
2010	390	56
2011	393	48
2012-16	2,160	303
The expected contribution to the defined benefit pension plan and post-employment plans for 2007 is $408, equal to the expected benefit payments as both plans are unfunded.
     Defined Contribution Plans
     The Company’s defined contribution plans generally establish amounts to be paid by the Company on behalf of the employees and in certain situations the opportunity for employees to contribute in accordance with the specified plan guidelines. Qualifying employees are eligible for participation based on the specific guidelines in the respective countries. Where allowed by the plan, voluntary contributions by employees are typically limited to a monetary threshold.
     In the United States the Company has a savings and retirement plan (the “401(k) Plan”) which is intended to qualify under Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the 401(k) Plan on the first of the month following their date of hire. Participating employees may contribute up to a maximum of 60% of their pre-tax earnings, subject to applicable Internal Revenue Code limits, including an annual limit on pre-tax contributions of $15,000 in 2006 ($20,000 in the case of participants age 50 or above). The Company is required, pursuant to the terms of its collective bargaining agreement, to provide to union employees covered by such agreements a minimum matching contribution of 100% of the first 2% of pre or post tax employee contributions to the 401(k) Plan. The Company may, at its discretion, make matching employer contributions equal to a percentage of the amount contributed by an employee to the 401(k) Plan up to a 10% maximum of such employee’s compensation. For the six month period ending December 31, 2006 and 2005 (unaudited), and fiscal years ended June 30, 2006, 2005 and 2004, the Company chose to make matching employer contributions of 100% of the first 10% of pre or post tax employee contributions to the 401(k) Plan (pre-tax “catch-up” contributions available to participants age 50 and above were not matched). Participants are always fully vested with respect to their own contributions and any investment return thereon. Participants become fully vested in the Company’s contributions and related earnings at 20% each full year of employment until 100% vested after five full years of employment.
     The Company’s contributions to the 401(k) Plans and other defined contribution plans were $5,260 and $4,102 for the six month period ending December 31, 2006 and 2005 (unaudited), respectively, and $9,089, $7,650 and $6,534 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

     The Company has a non-qualified plan (“Excess Plan”) that enables certain executives whose contributions to the 401(k) Plan are limited by the Internal Revenue Code to defer amounts under the Excess Plan that they are unable to contribute to the 401(k) Plan as a result of the Internal Revenue Code limits. The Company credits the executives with the matching employer contributions they would have received under the 401(k) Plan if the Internal Revenue Code limits did not prevent them from contributing the amounts deferred under the Excess Plan to the 401(k) Plan. As of December 31, 2006 and June 30, 2006 and 2005, the Company had an asset and matching liability for the Excess Plan of $9,565, $7,273 and $5,141, respectively. The Company made contributions of $636, $561, $667, $556 and $526 during the six month period ending December 31, 2006 and 2005 (unaudited), and fiscal years ended June 30, 2006, 2005 and 2004, respectively.
     In October 2003, the Board of Directors approved the Barr Pharmaceuticals, Inc. Non-Qualified Deferred Compensation Plan (the “Plan”). The Plan provides for executives whose contributions to the 401(k) Plan are limited by the Internal Revenue Code with the opportunity to defer, in whole or in part, the portion of their salary or bonus for a particular calendar year that they are unable to defer through the 401(k) Plan or the Excess Plan. As of December 31, 2006 and June 30, 2006 and 2005, the Company had an asset and matching liability for the Plan of $728, $512 and $308, respectively. The Company made contributions of $14, $15, $15, $15 and $10 during the six month period ending December 31, 2006 and 2005 (unaudited), and fiscal years ended June 30, 2006, 2005 and 2004, respectively.
(17) Other (Expense) Income, net
     A summary of other (expense) income, net is as follows:

	Six Months Ended
	December 31,		Year Ended June 30,
	2006	2005	2006	2005	2004
		(unaudited)
Proceeds from insurance settlement	$—	$—	$—	$4,600	$—
Gain (loss) in venture funds	(384)	(283)	5,223	(796)	(1,346)
Gain (loss) on derivatives	(75,554)	—	10,300	—	—
Net foreign exchange gain	2,997	—	—	—	—
Other income (expense)	49	(310)	1,645	59	(187)

Total other income (expense), net	$(72,892)	$(593)	$17,168	$3,863	$(1,533)

     During fiscal 2006, the Company purchased a currency option with a notional amount equal to €1.8 billion at a cost of $48,900 to hedge its foreign exchange risk related to the acquisition of PLIVA. At the period ended June 30, 2006, the currency option’s fair value was $59,200, resulting in a gain of $10,300 recorded as other income. During the six-month period ended December 31, 2006, the Company sold the option in a series of transactions for an aggregate amount of $12,554 in cash, resulting in a loss of $46,646 recorded as other expense.
     During the six-month period ended December 31, 2006, the Company also entered into forward exchange contracts in order to hedge its foreign exchange risk related to the PLIVA transaction, and to secure the necessary currency needed to finalize the PLIVA transaction. These contracts were settled and are no longer outstanding. A loss of $22,695 was recorded as other expense.
(18) Restructuring Charges
     Management’s plans for the restructuring of the Company’s operations as a result of its acquisition of PLIVA are in the introductory stages. As of December 31, 2006, certain elements of the plan that have been finalized have been recorded as a cost of the acquisition. Plans for other restructuring activities are expected to be completed within one year of the acquisition.
     The Company recorded, through December 31, 2006, restructuring costs associated primarily with severance and the costs of vacating certain duplicative PLIVA facilities in the U.S. These costs were recognized as liabilities assumed in the acquisition. Additionally, further restructuring costs incurred as part of our restructuring plan in connection with the acquisition will be considered part of the purchase price of PLIVA and will be recorded as in increase in goodwill. The components of the restructuring costs capitalized as a cost of the acquisition are as follows and are included in the Company’s generic segment:

			Balance
			as of
	October 24,		December 31,
	2006	Payments	2006

Costs capitalized through December 31, 2006:
Involuntary termination of PLIVA employees	$11,159	$(2,882)	$8,277
Lease termination costs	10,201	—	10,201

	$21,360	$(2,882)	$18,478

     Lease termination costs represent costs incurred to exit duplicative activities of PLIVA. Severance includes accrued severance benefits and costs associated with change-in-control provisions of certain PLIVA employment contracts.
     Additionally, the Company assumed existing PLIVA restructuring accruals of $4,417 related to severance and $1,713 of other restructuring costs which had a balance of $6,314 as of December 31, 2006. Of the total restructuring costs as of December 31, 2006, $24,600 has been classified in accrued liabilities and $192 has been classified in other liabilities.
(19) Commitments and Contingencies
Leases
     The Company is party to various leases that relate to the rental of office facilities and equipment. The Company believes it will be able to extend its material leases, if necessary. The table below shows the future minimum rental payments under non-cancelable long-term lease commitments as of December 31, 2006:

	Years Ended December 31,
	2007	2008	2009	2010	2011	Thereafter
Operating leases	$11,669	$10,957	$9,477	$8,619	$7,003	$18,526
Capital leases	1,094	888	462	107	118	302

Minimum lease payments	$12,763	$11,845	$9,939	$8,726	$7,121	$18,828

     Rent expense was $4,266 and $1,686 for the six months ended December 31, 2006 and 2005 (unaudited), respectively, and $3,698, $4,305 and $3,543 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.
     Capital commitments
     The purchase obligations for property, plant and equipment, inventory and intangible assets as contracted with suppliers but not delivered at December 31, 2006 are approximately $144,000.

Investment in Venture Funds
     During the second quarter of fiscal 2004, the Company made investments, as a limited partner, in two separate venture capital funds as part of its continuing efforts to identify new products, technologies and licensing opportunities. The Company has committed up to a total of $15,000 for each of these funds over five- and 10-year periods, as defined by each fund. During the six months ended December 31, 2006 the Company did not make any additional investments in these funds. As of June 30, 2006 and June 30, 2005, the Company had invested $6,550 and $5,941, respectively, in these funds. The Company accounts for these investments using the equity method of accounting.
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
     The Company maintains third-party insurance that provides coverage, a portion of which is subject to specified co-insurance requirements, for the cost of product liability claims related to products distributed in North America and arising during the current policy period, which began on October 1, 2006 and ends on September 30, 2007, between an aggregate amount of $25 million and $75 million. The Company has retained the first $25 million of costs incurred relating to product liability claims arising during the current policy period.
     The Company also maintains a separate insurance program for its international product liability claims. That program began on January 1, 2007 and ends on December 31, 2007 and provides an aggregate amount of $75 million of coverage, subject to per claim and aggregate retentions of $1 million and $5 million, respectively.
     In addition to the above programs, the Company has also obtained extended reporting periods under previous policies for certain claims asserted during the current policy period where those claims relate to remote and prior occurrences. The applicable retentions and dates of occurrence under the previous policies vary by policy.
     The Company has been incurring significant legal costs associated with its hormone therapy litigation (see below). To date, these costs have been covered under extended reporting period policies that provide up to $25,000 of coverage. As of December 31, 2006, there was approximately $7,000 of coverage remaining under these policies. The Company has recorded a receivable of $2,994 for legal costs incurred and expected to be recovered under these policies as of December 31, 2006. Once the coverage from these extended reporting period policies has been exhausted, future legal and settlement costs will be covered first by a combination of the Company’s cash balances and then by a combination of self-insurance and other third-party insurance layers.
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
     In September 2001, Barr filed an ANDA for the generic version of Sanofi-Aventis’ Allegra® tablets. Sanofi-Aventis has filed a lawsuit against Barr claiming patent infringement. A trial date for the patent litigation has not been scheduled. In June 2005, the Company entered into an agreement with Teva Pharmaceuticals USA, Inc. which allowed Teva to manufacture and launch Teva’s generic version of Allegra during the Company’s 180 day exclusivity period, in exchange for Teva’s obligation to pay the Company a specified percentage of Teva’s operating profit, as defined, earned on sales of the product. The agreement between Barr and Teva also provides that each company will indemnify the other for a portion of any patent infringement damages they might incur, so that the parties will share any such damage liability in proportion to their respective share of Teva’s operating profit or generic Allegra.
     On September 1, 2005, Teva launched its generic version of Allegra. The Company, in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others recorded a liability of $4,057 to reflect the fair value of the indemnification obligation it has undertaken.
Litigation Settlement
     On October 22, 1999, the Company entered into a settlement agreement with Schein Pharmaceutical, Inc. (now part of Watson Pharmaceuticals, Inc.) relating to a 1992 agreement regarding the pursuit of a generic conjugated estrogens product. Under the terms of the settlement, Schein relinquished any claim to rights in Cenestin in exchange for a payment of $15,000 made to Schein in 1999. An additional $15,000 payment is required under the terms of the settlement if Cenestin achieves total profits, as defined, of greater than $100,000 over any rolling five-year period prior to October 22, 2014. As of December 31, 2006, no liability has been accrued related to this settlement.
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
     Summarized below are the more significant matters pending to which the Company is a party. As of December 31, 2006, the Company’s reserve for the liability associated with claims or related defense costs for these matters is not material.
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
     On February 7, 2005, the district court granted summary judgment in the Company’s favor, from which Ferring AB and Sanofi-Aventis appealed. On July 5, 2005, the Company launched its generic product. On February 15, 2006, the Court of Appeals for the Federal Circuit denied their appeal. Ferring AB and Sanofi-Aventis subsequently filed a petition for rehearing and rehearing en banc, which was denied on April 10, 2006. Ferring AB and Sanofi-Aventis filed a petition for a writ of certiorari at the United States Supreme Court on September 11, 2006. On October 30, 2006, the United States Supreme Court denied the petition.

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
     On September 21, 2005, Sanofi-Aventis filed a motion for a preliminary injunction or expedited trial. The motion asked the court to enjoin the Company and Teva from marketing their generic versions of Allegra tablets, 30 mg, 60 mg and 180 mg, or to expedite the trial in the case. The motion also asked the court to enjoin Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the commercial production of generic fexofenadine raw material. The preliminary injunction hearing concluded on November 3, 2005. On January 30, 2006, the Court denied the motion by Sanofi-Aventis for a preliminary injunction or expedited trial. Sanofi-Aventis appealed the Court’s denial of its motion to the United States Court of Appeals for the Federal Circuit. On November 8, 2006, the Federal Circuit affirmed the District Court’s denial of the motion for preliminary injunction.
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
     On November 14, 2006, Sanofi-Aventis sued the Company and Teva in the United States District Court for the Eastern District of Texas, alleging that Teva’s fexofenadine hydrochloride tablets infringe a patent directed to a certain crystal form of fexofenadine hydrochloride, and that the Company induced Teva’s allegedly infringing sales. On November 21, 2006, Sanofi-Aventis filed an amended complaint in the same court, asserting that the Company’s fexofenadine hydrochloride tablets infringe a different patent directed to a different crystal form of fexofenadine hydrochloride. On January 12, 2007, the Company moved to dismiss the suit against Barr Pharmaceuticals, answered the complaint on behalf of Barr Laboratories, denied the allegations against it, and moved to transfer the action to the United States District Court for the District of New Jersey.
     On November 15, 2006 and November 21, 2006, the Company filed complaints in the U.S. District Court for the District of New Jersey, seeking declaratory judgment that the Company does not infringe, or induce infringement of, any valid claim of the patents asserted by Sanofi-Aventis in the United States District Court for the Eastern District of Texas, and that those patents are invalid. Sanofi-Aventis has not yet responded to those complaints.

     Sanofi-Aventis also has brought a patent infringement suit against Teva in Israel, seeking to have Teva enjoined from manufacturing generic versions of Allegra tablets and seeking damages.
     If Barr and Teva are unsuccessful in the Allegra litigation, Barr potentially could be liable for a portion of Sanofi-Aventis’ lost profits on the sale of Allegra, which could potentially exceed Barr’s profits from its alliance revenue from the sale of generic Allegra.
     Product Liability Matters
     Hormone Therapy Litigation
     The Company has been named as a defendant in approximately 5,000 personal injury product liability cases brought against the Company and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of certain estrogen and progestin medications prescribed to treat the symptoms of menopause. The cases against the Company involve the Company’s Cenestin products and/or the use of the Company’s medroxyprogesterone acetate product, which typically has been prescribed for use in conjunction with Premarin or other hormone therapy products. All of these products remain approved by the FDA and continue to be marketed and sold to customers. While the Company has been named as a defendant in these cases, fewer than a third of the complaints actually allege the plaintiffs took a product manufactured by the Company, and the Company’s experience to date suggests that, even in these cases, a high percentage of the plaintiffs will be unable to demonstrate actual use of a Company product. For that reason, approximately 4,400 of such cases have been dismissed (leaving approximately 600 pending) and, based on discussions with the Company’s outside counsel, more are expected to be dismissed in the near future.
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
     On September 19, 2003, the Circuit Court for the County of Milwaukee dismissed the Wisconsin state class action for failure to state a claim for relief under Wisconsin law. On May 9, 2006, the Court of Appeals reinstated the complaint on state law grounds for further proceedings in the trial court, but on July 25, 2006, the Wisconsin Supreme Court granted the defendants’ petition for further review. Oral argument took place on December 12, 2006 and the parties are awaiting a decision on whether the case can proceed in the trial court. On October 17, 2003, the Supreme Court of the State of New York for New York County dismissed the consolidated New York state class action for failure to state a claim upon which relief could be granted and denied the plaintiffs’ motion for class certification. An intermediate appellate court affirmed that decision, and plaintiffs have sought leave to appeal to the New York Court of Appeals. On April 13, 2005, the Superior Court of San Diego, California ordered a stay of the California state class actions until after the resolution of any appeal in the MDL Case. On April 22, 2005, the

District Court of Johnson County, Kansas similarly stayed the action before it, until after any appeal in the MDL Case. The Florida state class action remains at a very early stage, with no status hearings, dispositive motions, pre-trial schedules, or a trial date set as of yet.
     The Company believes that its agreement with Bayer Corporation reflects a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Based on this belief, the Company is vigorously defending itself in these matters.
     Tamoxifen Antitrust Class Actions
     To date approximately 33 consumer or third-party payor class action complaints have been filed in state and federal courts against Zeneca, Inc., AstraZeneca Pharmaceuticals L.P. and the Company alleging, among other things, that the 1993 settlement of patent litigation between Zeneca and the Company violated the antitrust laws, insulated Zeneca and the Company from generic competition and enabled Zeneca and the Company to charge artificially inflated prices for tamoxifen citrate. A prior investigation of this agreement by the U.S. Department of Justice was closed without further action. On May 19, 2003, the U.S. District Court dismissed the complaints for failure to state a viable antitrust claim. On November 2, 2005, the United States Court of Appeals for the Second Circuit affirmed the District Court’s order dismissing the cases for failure to state a viable antitrust claim. On November 30, 2005, Plaintiffs petitioned the United States Court of Appeals for the Second Circuit for a rehearing en banc. On September 14, 2006, the Court of Appeals denied Plaintiffs’ petition for rehearing en banc. On December 13, 2006, plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court. The Company’s brief in opposition to the petition was filed on February 15, 2007.
     The Company believes that its agreement with Zeneca reflects a valid settlement to a patent suit and cannot form the basis of an antitrust claim. Based on this belief, the Company is vigorously defending itself in these matters.
     Ovcon Antitrust Proceedings
     To date, the Company has been named as a co-defendant with Warner Chilcott Holdings, Co. III, Ltd., and others in complaints filed in federal courts by the Federal Trade Commission, various state Attorneys General and eight private class action plaintiffs claiming to be direct and indirect purchasers of Ovcon-35®. These actions, the first of which was filed by the FTC on or about December 2, 2005, allege, among other things, that a March 24, 2004 agreement between the Company and Warner Chilcott (then known as Galen Holdings PLC) constitutes an unfair method of competition, is anticompetitive and restrains trade in the market for Ovcon-35® and its generic equivalents.
     In the action brought by the FTC fact discovery has closed and expert discovery is scheduled to be completed by February 16, 2007. The Company filed a motion to dismiss the FTC’s claims as moot in light of the Company’s October 16, 2006 launch of its generic product, Balziva, which motion was denied on January 22, 2007. The Court has not yet set a trial date. The Court has scheduled a status conference in the case for April 2007.
     In the cases brought by the eight private class action plaintiffs, discovery and class certification proceedings are expected to conclude on or about June 15, 2007. No trial dates have been set.
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

     The Company was also named as a co-defendant with the Provigil Defendants in an action filed in the U. S. District Court for the Eastern District of Pennsylvania by Apotex, Inc. The lawsuit alleges, among other things, that Apotex sought to market its own generic version of Provigil and that the settlement agreements entered into between Cephalon and the other individual Provigil Defendants constituted an unfair method of competition, are anticompetitive and restrain trade in the market for Provigil and its generic equivalents in violation of the antitrust laws. The Provigil Defendants have filed motions to dismiss, which are fully briefed.
     The Company believes that it has not engaged in any improper conduct and is vigorously defending itself in these matters.
     Medicaid Reimbursement Cases
     The Company, along with numerous other pharmaceutical companies, have been named as a defendant in separate actions brought by the states of Alabama, Alaska, Hawaii, Idaho, Illinois, Kentucky and Mississippi, the Commonwealth of Massachusetts, the City of New York, South Carolina and numerous counties in New York. In each of these matters, the plaintiffs seek to recover damages and other relief for alleged overcharges for prescription medications paid for or reimbursed by their respective Medicaid programs, with some states also pursuing similar allegations based on the reimbursement of drugs under Medicare Part B or the purchase of drugs by a state health plan (for example, South Carolina).
     The Commonwealth of Massachusetts case and the New York cases, with the exception of the action filed by Erie, Oswego, and Schenectady Counties in New York, are currently pending in the U.S. District Court for the District of Massachusetts. Discovery is underway in the Massachusetts cases, but no trial dates have been set. In the consolidated New York cases, motions to dismiss are under advisement, with no trial dates set. The Erie, Oswego, and Schenectady County cases were filed in state courts in New York, again with no trial dates set.
     The Alabama, Illinois and Kentucky cases were filed in Alabama, Illinois and Kentucky state courts, removed to federal court, and then remanded back to their respective state courts. Discovery is underway. The Alabama trial court has scheduled an initial group of defendants, not including the Company, to start trial on November 26, 2007, with the remaining defendants to be tried in groups thereafter starting on an unspecified date. No other trials dates have been set. The State of Mississippi case was filed in Mississippi state court. Discovery was underway, but that case, along with the Illinois case and the actions brought by Erie, Oswego, and Schenectady Counties in New York, were recently removed to federal court on the motion of a co-defendant, Dey, Inc. Remand motions are pending.
     The State of Hawaii case was filed in state court in Hawaii, removed to the United States District Court for the District of Hawaii, and remanded to state court. Briefing on the defendants’ motions to dismiss is currently underway. No trial date has been set.
     The State of Alaska case was filed in state court in Alaska on October 6, 2006. Briefing on the defendants’ motions to dismiss is currently underway. No trial date has been set.
     The State of Idaho case was filed in state court in Idaho on January 26, 2007. This matter is at an early stage with no trial date set.
     The State of South Carolina cases consist of two complaints, one brought on behalf of the South Carolina Medicaid Agency and the other brought on behalf of the South Carolina State Health Plan. Both cases were filed in state court in South Carolina on January 16, 2007. These matters are at an early stage with no trial dates set.
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
     Other Litigation
     As of December 31, 2006, the Company was involved with other lawsuits incidental to its business, including patent infringement actions, product liability, and personal injury claims. Management, based on the advice of legal counsel, believes that the ultimate outcome of these other matters will not have a material adverse effect on the Company’s consolidated financial statements.
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
     On October 3, 2006, the FTC notified the Company it was investigating a patent litigation settlement reached in matters pending in the United States District Court for the Southern District of New York between the Company and Shire PLC concerning Shire’s Adderall XR product. To date, the only FTC request of the Company under this investigation has been to preserve relevant documents. The Company intends to cooperate with the agency in its investigation.
(20) Segment Reporting
     The Company operates in two reportable business segments: generic pharmaceuticals and proprietary pharmaceuticals.
     Generic Pharmaceuticals
     Generic pharmaceutical products are therapeutically equivalent to a brand name product and are marketed primarily to wholesalers, retail pharmacy chains, mail order pharmacies and group purchasing organizations. Products sold in the U.S. are approved for distribution by the FDA through the ANDA process. Products sold outside the U.S. are subject to similar approval processes in the jurisdictions where they are sold. The Company also distributes, from time to time, product manufactured for the Company by the brand name company. Ciprofloxacin is an example of a distributed product that is included in the generic pharmaceuticals segment.
     The Company also includes in its generic segment revenue and gross profit from the sale of its developed and manufactured API to third parties.
     In the six months ended December 31, 2006, two customers accounted for 17% and 11% of generic product sales. In the six months ended December 31, 2005 (unaudited), three customers accounted for 20%, 16% and 15%. In fiscal year 2006, four customers accounted for 22%, 13%, 12% and 10% of generic product sales. In fiscal year 2005, five customers accounted for 15%, 15%, 13%, 12%, and 10% of generic product sales. In fiscal year 2004, three customers accounted for 21%, 16%, and 12% of generic product sales.

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
     In the six months ended December 31, 2006, three customers accounted for 36%, 16% and 15% of proprietary product sales. In the six months ended December 31, 2005 (unaudited), three customers accounted for 27%, 12% and 12% of proprietary product sales. In fiscal year 2006, three customers accounted for 30%, 15% and 11% of proprietary product sales. In fiscal year 2005, three customers accounted for 26%, 20% and 11% of proprietary product sales. In fiscal year 2004, three customers accounted for 21%, 21%, and 15% of proprietary product sales.
     Other
     Other revenue primarily includes certain of the Company’s non-core operations, as well as consulting fees earned from services provided to third parties. Our non-core operations include our animal health and agrochemicals business, which predominantly consists of generics, feed additives, agro products, and vaccines, as well as our diagnostics, disinfectants, dialysis, infusions (DDDI) business.
     The accounting policies of the segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on net revenues and gross profit. The Company does not report depreciation expense, total assets and capital expenditures by segment as such information is neither used by management nor accounted for at the segment level. Net product sales and gross profit information for the Company’s operating segments consisted of the following:

Six-months ended

	Generic		Proprietary					% of
December 31, 2006	Pharmaceuticals	%	Pharmaceuticals	%	Other	%	Consolidated	revenue

Revenues:

Product sales	$636,581	69%	$200,943	22%	$—	—%	$837,524	91%
Alliance and development revenue	—	—%	—	—%	65,882	7%	65,882	7%
Other revenue	—	—%	—	—%	12,997	2%	12,997	2%

Total revenues	$636,581	69%	$200,943	22%	$78,879	9%	$916,403	100%

		Margin		Margin		Margin		Margin
		%		%		%		%
Gross Profit:

Product sales	$329,399	52%	$144,761	72%	$—	—%	$474,160	57%
Alliance and development revenue	—	—%	—	—%	65,882	100%	65,882	100%
Other revenue	—	—%	—	—%	1,030	8%	1,030	8%

Total gross profit	$329,399	52%	$144,761	72%	$66,912	85%	$541,072	59%

Six-months ended	Generic		Proprietary					% of
December 31, 2005 (unaudited)	Pharmaceuticals	%	Pharmaceuticals	%	Other	%	Consolidated	revenue

Revenues:

Product sales	$416,262	65%	$140,381	22%	$—	—%	$556,643	88%
Alliance and development revenue	—	—%	—	—%	79,313	12%	79,313	12%
Other revenue	—	—%	—	—%	—	—%	—	—%

Total revenues	$416,262	65%	$140,381	22%	$79,313	12%	$635,956	100%

		Margin		Margin		Margin		Margin
		%		%		%		%
Gross Profit:(1)

Product sales	$277,966	67%	$106,610	76%	$—	—%	$384,576	69%
Alliance and development revenue	—	—%	—	—%	79,313	100%	79,313	100%
Other revenue	—	—%	—	—%	—	—%	—	—%

Total gross profit	$277,966	67%	$106,610	76%	$79,313	100%	$463,889	73%

Fiscal year ended	Generic		Proprietary					% of
June 30, 2006	Pharmaceuticals	%	Pharmaceuticals	%	Other	%	Consolidated	revenue

Revenues:

Product sales	$838,820	64%	$330,963	25%	$—	—%	$1,169,783	89%
Alliance and development revenue	—	—%	—	—%	144,682	11%	144,682	11%
Other revenue	—	—%	—	—%	—	—%	—	—%

Total revenues	$838,820	64%	$330,963	25%	$144,682	11%	$1,314,465	100%

		Margin		Margin		Margin		Margin
		%		%		%		%
Gross Profit:(1)
Product sales	$552,793	66%	$239,088	72%	$—	—%	$791,881	68%
Alliance and development revenue	—	—%	—	—%	144,682	100%	144,682	100%
Other revenue	—	—%	—	—%	—	—%	—	—%

Total gross profit	$552,793	66%	$239,088	72%	$144,682	100%	$936,563	71%

Fiscal year ended	Generic		Proprietary					%of
June 30, 2005	Pharmaceuticals	%	Pharmaceuticals	%	Other	%	Consolidated	revenue

Revenues:

Product sales	$751,388	72%	$279,284	27%	$—	—%	$1,030,672	98%
Alliance and development revenue	—	—%	—	—%	16,727	2%	16,727	2%
Other revenue	—	—%	—	—%	—	—%	—	—%

Total revenues	$751,388	72%	$279,284	27%	$16,727	2%	$1,047,399	100%

		Margin		Margin		Margin		Margin
		%		%		%		%
Gross Profit:(1)
Product sales	$486,533	65%	$226,705	81%	$—	$—%	$713,238	69%
Alliance and development revenue	—	—%	—	—%	16,727	100%	16,727	100%
Other revenue	—	—%	—	—%	—	—%	—	—%

Total gross profit	$486,533	65%	$226,705	81%	$16,727	100%	$729,965	70%

Fiscal year ended	Generic		Proprietary					% of
June 30, 2004	Pharmaceuticals	%	Pharmaceuticals	%	Other	%	Consolidated	revenue

Revenues:

Product sales	$1,150,622	88%	$146,200	11%	$—	—%	$1,296,822	99%
Alliance and development revenue	—	—%	—	—%	12,266	1%	12,266	1%
Other revenue	—	—%	—	—%	—	—%	—	—%

Total revenues	$1,150,622	88%	$146,200	11%	$12,266	1%	$1,309,088	100%

		Margin		Margin		Margin		Margin
		%		%		%		%
Gross Profit:(1)
Product sales	$545,960	47%	$111,848	77%	$—	—%	$657,808	51%
Alliance and development revenue	—	—%	—	—%	12,266	100%	12,266	100%
Other revenue	—	—%	—	—%	—	—%	—	—%

Total gross profit	$545,960	47%	$111,848	77%	$12,266	100%	$670,074	51%

(1)	Prior period amounts have been reclassified to include the effect of intangible amortization and conform to current year presentation.

     Geographic Information
     The Company’s principal operations are in the United States and Europe. United States and Rest of World (“ROW”) sales are classified based on the geographic location of the customers. The table below presents revenues by geographic area based upon geographic location of the customer:
Product sales by geographic area

	Six-Months Ended		Fiscal Year Ended
	December 31,		June 30,
	2006	2005	2006	2005	2004

United States	$696,328	$552,883	$1,163,148	$1,023,657	$1,293,641
ROW	141,196	3,760	6,635	7,015	3,181

Total product sales	$837,524	$556,643	$1,169,783	$1,030,672	$1,296,822

     The Company operates in more than 30 countries outside the United States. No single foreign country contributes more than 10% to consolidated product sales.

(21) Quarterly Data (unaudited)
     A summary of the quarterly results of operations is as follows:

	Three Month Period Ended
	Sept. 30	Dec. 31
Six Months Ended December 31, 2006
Total revenues	$332,370	$584,033
Gross profit	242,792	298,280
Net earnings (loss)	52,761	(390,916)
Earnings (loss) per common share — basic (1)	$0.50	$(3.67)

Earnings (loss) per common share — diluted (1)	$0.49	$(3.67)

Price range of Common Stock
High	$59.25	$53.89
Low	$44.60	$47.82

	Three Month Period Ended
	Sept. 30	Dec. 31	Mar. 31	Jun. 30
FISCAL YEAR 2006:
Total revenues	$310,439	$325,517	$326,841	$351,668
Gross profit	227,269	236,621	228,334	244,339
Net earnings	83,243	94,884	76,096	82,254
Earnings per common share — basic (1)	$0.80	$0.91	$0.72	$0.77

Earnings per common share — diluted (1)	$0.78	$0.88	$0.70	$0.76

Price range of Common Stock
High	$55.08	$63.60	$70.25	$64.51
Low	$45.00	$53.53	$60.83	$47.24

FISCAL YEAR 2005:
Total revenues	$244,508	$257,369	$265,007	$280,515
Gross profit	172,426	175,815	183,644	198,080
Net earnings	52,135	59,387	61,345	42,121
Earnings per common share — basic (1)	$0.50	$0.58	$0.60	$0.41

Earnings per common share — diluted (1)	$0.49	$0.56	$0.58	$0.40

Price range of Common Stock
High	$42.80	$46.90	$50.45	$54.29
Low	$32.01	$35.07	$43.71	$47.00

(1)	The sum of the individual quarters may not equal the full year amounts due to the effects of the market prices in the application of the treasury stock method. During its two most recent fiscal years, the Company did not pay any cash dividends.

SCHEDULE II
BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions,
	Beginning	Costs and	Deductions,	Balance at
(In thousands)	of Year	Expenses	Write-offs	End of Year

Total Accounts Receivable Reserves:

Year Ended June 30, 2004	134,653	460,665	(456,853)	138,465
Year Ended June 30, 2005	138,465	559,786	(555,767)	142,484
Year Ended June 30, 2006	142,484	646,844	(652,031)	137,297
Six Months Ended December 31, 2006	137,297	463,001	(355,539)	244,759

S-1