Form 10-Q
period 2007-03-31
BARR PHARMACEUTICALS INC
filed 2007-05-10
CIK 10081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
Large accelerated filer ☑           Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 27, 2007 the registrant had 109,748,616 shares of $0.01 par value common stock outstanding.

BARR PHARMACEUTICALS, INC.

Part I. CONDENSED FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Barr Pharmaceuticals, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$194,662	$231,975
Marketable securities	647,489	673,746
Accounts receivable, net of reserves of $251,379 and $238,311, respectively	452,793	515,303
Other receivables, net	59,338	76,491
Inventories	428,537	429,592
Deferred income taxes	82,064	82,597
Prepaid expenses and other current assets	40,783	35,936
Current assets held for sale	47,038	42,359

Total current assets	1,952,704	2,087,999

Property, plant and equipment, net of accumulated depreciation of $216,810 and $196,709, respectively	1,034,229	1,004,618
Deferred income taxes	13,831	37,872
Marketable securities	11,800	8,946
Other intangible assets, net	1,458,721	1,472,418
Goodwill	255,553	276,449
Long-term assets held for sale	9,808	9,820
Other assets	62,743	63,740

Total assets	$4,799,389	$4,961,862

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$138,719	$144,807
Accrued liabilities	262,909	280,636
Current portion of long-term debt and capital lease obligations	650,921	742,192
Income taxes payable	4,088	21,359
Deferred tax liabilities	22	8,266
Current liabilities held for sale	13,243	14,633

Total current liabilities	1,069,902	1,211,893

Long-term debt and capital lease obligations	1,879,882	1,935,477
Deferred tax liabilities	211,287	221,471
Long-term liabilities held for sale	2,203	2,201
Other liabilities	98,244	84,494

Commitments & Contingencies (Note 13)

Minority interest	39,038	41,098

Shareholders’ equity:
Preferred stock, $1 par value per share; authorized 2,000,000; none issued	—	—
Common stock, $.01 par value per share; authorized 200,000,000; issued 109,743,073 and 109,536,481, respectively	1,097	1,095
Additional paid-in capital	624,873	610,232
Retained earnings	889,563	877,991
Accumulated other comprehensive income	83,990	76,600
Treasury stock at cost: 2,972,997 shares	(100,690)	(100,690)

Total shareholders’ equity	1,498,833	1,465,228

Total liabilities and shareholders’ equity	$4,799,389	$4,961,862

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Barr Pharmaceuticals, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Product sales	$563,818	$293,521
Alliance and development revenue	25,121	33,320
Other revenue	10,439	—

Total revenues	599,378	326,841

Costs and expenses:
Cost of sales	302,535	98,507
Selling, general and administrative	182,359	78,214
Research and development	61,224	37,705
Write-off of in-process research and development	1,549	—

Earnings from operations	51,711	112,415

Interest income	10,622	4,213
Interest expense	40,275	110
Other income, net	1,096	1,071

Earnings before income taxes and minority interest	23,154	117,589

Income tax expense	9,725	41,493
Minority interest	(1,535)	—

Net earnings from continuing operations	11,894	76,096

Loss from discontinued operations, net of taxes	(322)	—

Net earnings	$11,572	$76,096

Basic:
Earnings per common share — continuing operations	$0.11	$0.72
Earnings per common share — discontinued operations	—	—

Net earnings per common share — basic	$0.11	$0.72

Diluted:
Earnings per common share — continuing operations	$0.11	$0.70
Earnings per common share — discontinued operations	—	—

Net earnings per common share — diluted	$0.11	$0.70

Weighted average shares — basic	106,715	105,924

Weighted average shares — diluted	108,044	108,547

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Barr Pharmaceuticals, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$11,572	$76,096
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	72,308	18,014
Minority interest	1,526	—
Stock-based compensation expense	7,299	6,933
Deferred income tax expense (benefit)	2,004	(886)
Loss on derivative instruments, net	1,514	—
Write-off of acquired in-process research and development	1,549	—
Other	(5,053)	(268)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable and other receivables, net	73,979	24,649
Inventories	2,692	4,686
Prepaid expenses	(4,097)	1,483
Other assets	(1,176)	17
Increase (decrease) in:
Accounts payable, accrued liabilities and other liabilities	(14,399)	11,282
Income taxes payable	(17,460)	13,039

Net cash provided by operating activities	132,258	155,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(23,154)	(13,639)
Proceeds from sale of property, plant and equipment and intangible assets	594	—
Purchases of marketable securities	(600,107)	(641,103)
Sales of marketable securities	625,864	462,430
Settlement of derivative instruments	1,636	—
Acquisitions, net of cash acquired	(33,500)	(312)
Investment in debt securities	(2,025)	—
Investment in venture funds and other	206	(79)

Net cash used in investing activities	(30,486)	(192,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	(150,439)	(365)
Tax benefit of stock incentives	2,733	2,361
Proceeds from exercise of stock options and employee stock purchases	4,713	20,378

Net cash (used in) provided by financing activities	(142,993)	22,374

Effect of exchange-rate changes on cash and cash equivalents	3,908	—

Decrease in cash and cash equivalents	(37,313)	(15,284)
Cash and cash equivalents at beginning of period	231,975	30,010

Cash and cash equivalents at end of period	$194,662	$14,726

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for share and per share amounts)
(unaudited)
1. Basis of Presentation
     Barr Pharmaceuticals, Inc. (“Barr” or the “Company”) is a Delaware holding company whose principal subsidiaries are Barr Laboratories, Inc., Duramed Pharmaceuticals, Inc. (“Duramed”) and PLIVA d.d. (“PLIVA”). The accompanying unaudited interim financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements of Barr Pharmaceuticals, Inc. and its subsidiaries and the accompanying notes that are included in the Company’s Transition Report on Form 10-K/T for the six-month period ended December 31, 2006 (the “Transition Period”).
     In management’s opinion, the unaudited financial statements reflect all adjustments (including those that are normal and recurring) that are necessary in the judgment of management for a fair presentation of such statements in conformity with generally accepted accounting principles (“GAAP”) in the United States. The consolidated financial statements include all companies which Barr directly or indirectly controls (meaning it has more than 50% of voting rights in those companies). Investments in companies where Barr owns between 20% and 50% of a company’s voting rights are accounted for by using the equity method, with Barr recording its proportionate share of that company’s net income and shareholder’s equity. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, after elimination of inter-company accounts and transactions. Non-controlling interests in the Company’s subsidiaries are recorded, net of tax, as minority interest.
     In preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates. All information, data and figures provided in this report for the three months ended March 31, 2006 relate solely to Barr’s financial results and do not include PLIVA’s results.
     Certain amounts in the Company’s prior-period financial statements have been reclassified to conform to the presentation for the three months ended March 31, 2007. These include the Company’s reclassification of amortization expense from selling, general and administrative expense to cost of sales. See Note 7 below.
2. Recent Accounting Pronouncements
     In June 2006, the FASB issued FIN No. 48 (“FIN 48”)  Accounting for Uncertainty in Income Taxes– an interpretation of
FASB Statement 109. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Upon adoption on January 1, 2007, the Company analyzed filing positions in all of the foreign, federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. See Note 10.
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adopting this statement will have on its consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this statement will have on its consolidated financial statements.

3. Earnings Per Share
     The following is a reconciliation of the numerators and denominators used to calculate earnings per common share (“EPS”) as presented in the condensed consolidated statements of operations:

	Three Months Ended
	March 31,
(table in thousands, except per share data)	2007	2006
Numerator for basic and diluted earnings (loss) per share
Net earnings from continuing operations	$11,894	$76,096
Net loss from discontinued operations	(322)	—

Net earnings	$11,572	$76,096

Earnings per common share — basic:
Denominator: Weighted average shares	106,715	105,924

Earnings per common share — continuing operations	$0.11	$0.72
Earnings per common share — discontinued operations	—	—

Earnings per common share — basic	$0.11	$0.72

Earnings per common share — diluted:
Denominator: Weighted average shares — diluted	108,044	108,547

Earnings per common share — continuing operations	$0.11	$0.70
Earnings per common share — discontinued operations	—	—

Earnings per common share — diluted	$0.11	$0.70

Calculation of weighted average common shares — diluted

Weighted average shares	106,715	105,924
Effect of dilutive options and warrants	1,329	2,623

Weighted average shares — diluted	108,044	108,547

Not included in the calculation of diluted earnings per-share because their impact is antidilutive:
Stock options outstanding	151	22
4. Acquisitions and Business Combinations
PLIVA d.d.
     On October 24, 2006, the Company’s wholly owned subsidiary, Barr Laboratories Europe B.V. (“Barr Europe”), completed the acquisition of PLIVA, headquartered in Zagreb, Croatia. Under the terms of the cash tender offer, Barr Europe made a payment of $2,377,773 based on an offer price of HRK 820 (Croatian Kuna (“HRK”)) per share for all shares tendered during the offer period. The transaction closed with 96.4% of PLIVA’s total outstanding share capital being tendered to Barr Europe (17,056,977 of 17,697,419 outstanding shares at the date of the acquisition). Subsequent to the close of the cash tender offer, Barr Europe purchased an additional 217,531 shares on the Croatian stock market for $31,715, including 67,578 shares totaling $9,778 purchased during the three months ended March 31, 2007. As the acquisition was structured as a purchase of equity, the amortization of purchase price assigned to assets in excess of PLIVA’s historic tax basis will not be deductible for income tax purposes. With the addition of the treasury shares held by PLIVA, Barr Europe owned or controlled 97.4% of PLIVA’s voting share capital as of March 31, 2007 (17,274,508 of 17,740,016 outstanding shares).

     The purchase price of $9,778 for the 67,578 shares acquired during the three months ended March 31, 2007 has been allocated to the estimated fair values using the same valuation methodology as employed with shares acquired on October 24, 2006. The fair values attributed to in-process research and development (“IPR&D”), which was expensed during the three months ended March 31, 2007, was $1,549. The additional share purchases resulted in incremental goodwill of $219.
     The Company continues to refine its estimates and expects to finalize the valuation and complete the purchase price allocation for the PLIVA acquisition as soon as possible, but no later than October 24, 2007.
     Refer to Note 7 below for the factors impacting the PLIVA goodwill adjustments.
Products Acquired from Hospira, Inc.
     On February 6, 2007, the Company acquired four generic injectible products from Hospira, Inc., which are Morphine, Hydromorphone, Nalbuphine and Deferoxamine. The Company entered into a supply agreement with Hospira covering all four products, and a product development agreement for Deferoxamine. The product acquisitions resulted from an FTC-ordered divestiture of these products in connection with Hospira’s acquisition of Mayne Pharma Ltd.
     The Company recorded intangible assets in the amount of $12,000 related to the acquisition of the four products. The defined territory for these products includes all markets in the United States and its territories. These product rights are recorded as other intangible assets on the condensed consolidated balance sheets and will be amortized based on estimated product sales over an estimated useful life of 10 years.
5. Discontinued Operations
     Following its acquisition of PLIVA on October 24, 2006, the Company has been evaluating PLIVA’s operations and has decided to divest or exit certain non-core operations. The Company has decided to divest or exit its operations in Spain and its animal health business. As a result, as of March 31, 2007, the assets and liabilities relating to these businesses met the “held for sale” criteria of FAS 144, Accounting for the Impairment or Disposal of Long Lived Assets. The Company expects to sell these assets and the related liabilities held for sale within one year. Following the divestiture, the cash flows and operations of the divested operations will be eliminated from the Company’s ongoing operations, and the Company will cease to have continuing involvement with these operations. The Company’s operations in Spain are part of the generic pharmaceuticals segment. The Company’s animal health business is a separate operating segment which does not meet the quantitative thresholds for separate disclosure and, as such, is included in “other” in Note 14.
     The following combined amounts of our operations in Spain and the Company’s animal health business have been segregated from continuing operations and included in discontinued operations, net of taxes, in the condensed consolidated statement of operations, as shown below:

March 31,
2007
Revenues — Spain
Generics	$7,460
Other	813

Net revenues — Spain	$8,273

Revenues — Animal health
Generics	$—
Other	7,305

Net revenues — Animal health	$7,305

Total net revenues of discontinued operations	$15,578

Loss before income taxes and minority interest	(234)
Income tax expense	(97)
Minority interest	9

Loss from discontinued operations - net of tax	$(322)

     The following combined amounts of assets and liabilities of those businesses have been segregated and included in assets held for sale and liabilities held for sale on the Company’s condensed consolidated balance sheet as of March 31, 2007 and December 31, 2006, as shown below:

	March 31,	December 31,
	2007	2006
Accounts receivable, net	$22,371	$17,762
Inventories	21,839	22,819
Prepaid expenses and other current assets	2,828	1,778

Current assets held for sale	47,038	42,359

Property, plant and equipment, net	5,597	5,581
Deferred income taxes	2,332	2,378
Other intangible assets, net	1,772	1,752
Other assets	107	109

Long-term assets held for sale	9,808	9,820

Assets held for sale	$56,846	$52,179

Accounts payable	$9,415	$11,316
Accrued liabilities	3,560	3,065
Current portion of long-term debt and capital lease obligations	268	252

Current liabilities held for sale	13,243	14,633

Long-term debt and capital lease obligations	1,712	1,738
Deferred tax liabilities	429	424
Other liabilities	62	39

Long-term liabilities held for sale	2,203	2,201

Liabilities held for sale	$15,446	$16,834

6. Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2007	2006
Raw materials and supplies	$165,243	$160,345
Work-in-process	84,193	67,798
Finished goods	179,101	201,449

Total inventories	$428,537	$429,592

7.	Goodwill and Other Intangible Assets

Goodwill at December 31, 2006 and March 31, 2007 was as follows:

	Generic	Proprietary
	Pharmaceuticals	Pharmaceuticals	Total
Goodwill balance at December 31, 2006	$228,529	$47,920	$276,449

Additional acquisition of PLIVA shares	219	—	219
PLIVA goodwill adjustments	(23,584)	—	(23,584)
Currency translation effect	2,469	—	2,469

Goodwill balance at March 31, 2007	$207,633	$47,920	$255,553

     PLIVA goodwill adjustments for the three months ended March 31, 2007 presented below include purchase price allocation and valuation revisions made based on additional information available to modify the Company’s initial etimates for certain assets and liabilities. The Company expects to make additional valuation revisions in the next calendar quarter for items where complete information has not been obtained.

Current assets	$206
Property, plant & equipment	(36,265)
Other non-current assets	291
Current liabilities	2,000
Deferred tax liabilities	5,870
Other liabilities	4,314

Total PLIVA goodwill adjustments	$(23,584)

     Intangible assets at March 31, 2007 and December 31, 2006 consist of the following:

	March 31,			December 31,
	2007			2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Finite-lived intangible assets:
Product licenses	$45,350	$16,808	$28,542	$45,350	$15,624	$29,726
Product rights	1,325,976	101,375	1,224,601	1,302,116	64,788	1,237,328
Land use rights	88,668	460	88,208	88,053	166	87,887
Other	38,705	792	37,913	38,899	188	38,711

Total amortized finite-lived intangible assets	1,498,699	119,435	1,379,264	1,474,418	80,766	1,393,652

Indefinite-lived intangible assets — tradenames:	79,457	—	79,457	78,766	—	78,766

Total identifiable intangible assets	$1,578,156	$119,435	$1,458,721	$1,553,184	$80,766	$1,472,418

     The annual estimated amortization expense for the next five years on finite-lived intangible assets is as follows:

Years Ending December 31,
2008	$144,569
2009	$126,979
2010	$127,334
2011	$118,900
2012	$111,811
     The Company’s product licenses, product rights, land use rights and other finite lived intangible assets have weighted average useful lives of approximately 10, 17, 99 and 10 years, respectively. Amortization expense associated with these acquired intangibles was $40,726 and $8,865 for the three months ended March 31, 2007 and 2006, respectively. During the Transition Period (six months ended December 31, 2006), the Company revised the presentation of amortization expense to include this item within cost of sales instead of selling, general and administrative expense. The presentation for the three months ended March 31, 2006 was reclassified to conform to that of the three months ended March 31, 2007.
8.	Debt

A summary of debt is as follows:

	March 31,	December 31,
	2007	2006
Credit Facilities (a)	$2,265,700	$2,415,703
Note due to WCC shareholders (b)	6,500	6,500
Obligation under capital leases (c)	2,565	2,819
Fixed rate bonds (d)	102,721	101,780
Dual-currency syndicated credit facility (e)	86,592	86,287
Euro commercial paper program (f)	26,638	26,334
Dual-currency term loan facility (g)	25,000	25,000
Multi-currency revolving credit facility (h)	13,319	13,167
Other	1,768	79

	2,530,803	2,677,669

Less: current installments of debt and capital lease obligations	650,921	742,192

Total long-term debt	$1,879,882	$1,935,477

(a)	In connection with the close of the PLIVA acquisition, on October 24, 2006, the Company entered into unsecured senior credit facilities (the “Credit Facilities”) and drew $2,000,000 under a five-year term facility and $415,703 under a 364-day term facility, both of which bear interest at variable rates of LIBOR plus 75 basis points (6.10% at March 31, 2007). The Company is obligated to repay the outstanding principal amount of the five-year term facility in 18 consecutive quarterly installments of $50,000, with the first payment having been made on March 30, 2007, with the balance of $1,100,000 due at maturity in October 2011. The 364-day term facility is due in full upon maturity in October 2007, but the Company elected to prepay $100,003 of the outstanding amount on March 30, 2007, leaving a balance of $315,700 outstanding. The Credit Facilities include customary covenants, including financial covenants limiting the total indebtedness of the Company on a consolidated basis.

(b)	In February 2004, the Company acquired all of the outstanding shares of Women’s Capital Corporation. In connection with that acquisition, the Company issued a four-year $6,500 promissory note to Women’s Capital Corporation shareholders. The note bears a fixed interest rate of 2%. The entire principal amount and all accrued interest is payable on February 25, 2008.

(c)	The Company has certain capital lease obligations for machinery, equipment and buildings in the United States and the Czech Republic. These obligations were established using interest rates available to the Company at the inception of each lease.

The Company’s long-term debt includes the following liabilities incurred by PLIVA prior to the acquisition (Euro to U.S. dollar equivalents are based on the exchange rate in effect at March 30, 2007):

(d)	In May 2004, PLIVA issued Euro denominated fixed rate bonds with a face value of EUR 75,000 ($99,893). The bonds mature in 2011 and bear annual interest at 5.75% payable semiannually. The Company recorded the bonds at fair value based on their prevailing market price on the PLIVA acquisition date, pursuant to the provisions of SFAS No. 141. At that time, the aggregate fair value of the bonds was EUR 77,401 ($103,091). The premium over face value of EUR 2,401 ($3,198) will be amortized over the remaining life of the bonds. Amortization for the three months ended March 31, 2007 was EUR 66 ($88).

(e)	On October 28, 2004, PLIVA entered into a dual-currency syndicated term loan facility pursuant to which the lenders provided the borrowers with an aggregate amount not to exceed $250,000, available to be drawn in either US dollars or Euros. The facility has a five-year term and bears interest at a variable rate based on LIBOR or Euribor plus 70 basis points. As of March 31, 2007, there was $59,873 outstanding with an effective interest rate of 6.13% and EUR 20,061 outstanding ($26,719) with an effective interest rate of 4.398%. The facility includes customary covenants.

(f)	In December 1998, PLIVA initiated, and in June 2003 updated, a commercial paper program that provides for an aggregate amount of Euro denominated financing not to exceed EUR 250,000 ($332,978) and bears interest at a variable interest rate. Currently, there is EUR 20,000 outstanding ($26,638) yielding 4.507% that is due on July 4, 2007.

(g)	On September 9, 2006, PLIVA entered into a dual currency term loan facility pursuant to which the lenders provided the borrowers an aggregate amount not to exceed $25,000, available to be drawn in either US dollars or Euros. The facility has a one-year term and bears interest at a variable rate based on LIBOR or Euribor plus a margin which is negotiated at the time the facility is drawn. As of March 31, 2007, there was $25,000 outstanding with an effective interest rate of 5.33% plus a negotiated margin. The facility includes customary covenants.

(h)	In June 2005, PLIVA entered into a EUR 30,000 multi-currency revolving credit facility ($39,957). The facility matures on December 31, 2007 and bears interest at a variable rate based on LIBOR, Euribor or another relevant reference rate plus a margin which is negotiated at the time the facility is drawn. As of March 31, 2007, there was EUR 10,000 outstanding ($13,319) with an effective interest rate of 3.857% plus a negotiated margin. The facility includes customary covenants.
     Principal maturities of existing long-term debt and amounts due on capital leases for the next five years and thereafter are as follows:

Twelve Months Ending March 31,
2009	$213,383
2010	$212,677
2011	$200,474
2012	$1,250,216
2013	$146
Thereafter	$124

Total principal maturities and amounts due on capital leases	$1,877,020
Premium on fixed rate bond (e)	$2,862

Total debt and capital lease obligations	$1,879,882

9. Accumulated Other Comprehensive Income
     Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income, unrealized gains (losses) on securities classified for SFAS No. 115 purposes as “available for sale”, unrealized gains (losses) on pension and other post employment benefits and foreign currency translation adjustments. Comprehensive income for the three months ended March 31, 2007 and March 31, 2006 is $18,962 and $76,293, respectively.
     Accumulated other comprehensive income consists of the following:

	March 31,	December 31,
	2007	2006
Beginning balance	$76,600	$(377)
Net unrealized gain on marketable securities, net of tax expense $69 and $21, respectively	985	105
Net unrealized gain on currency translation adjustments, net of tax expense $109 and $12,329, respectively	8,618	76,850
Net (loss) gain on cash flow hedge, net of tax (benefit) expense of ($1,345) and $11, respectively	(2,213)	22

Net unrecognized gain	7,390	76,977

Ending balance	$83,990	$76,600

10. Income Taxes
     On January 1, 2007 the Company adopted FIN 48, and as a result, recorded a $4,500 increase in the net liability for unrecognized tax positions, which was entirely recorded as a $4,500 adjustment to the opening balance of goodwill relating to the PLIVA acquisition. The total amount of gross unrecognized tax benefits as of January 1, 2007 was $25,000, and did not change materially as of March 31, 2007. Included in the balance at March 31, 2007 was $13,200 of tax positions that, if recognized, would lower the Company’s effective tax rate. The Company is nearing completion of several tax audits and the expiration of the statute of limitations in several jurisdictions and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 52-week period. An estimate of the range of the possible change cannot be made at this time.
     Upon adoption of FIN 48, the Company has elected an accounting policy to classify accrued interest and related penalties relating to unrecognized tax benefits in interest expense. Previously, the Company’s policy was to classify interest and penalties in its income tax provision. The Company had $2,600 accrued for interest and penalties at January 1, 2007 which has not changed materially as of March 31, 2007.
     The Company is currently being audited by the IRS for its June 30, 2005 and 2006 tax years and also for its December 31, 2006 tax year-end. Prior periods have either been audited or are no longer subject to an IRS audit. Audits in several state jurisdictions are currently underway for tax years 2002 to 2005. The foreign jurisdictions with significant operations currently being audited are Croatia for 2004 and 2005 (tax years that remain subject to examination are 2003-2006), and Poland for 2003 (tax years that remain subject to examination are 2001-2006). Additionally, although Germany is not currently being audited, the tax years that remain subject to examination are 2004-2006.

11. Stock-based Compensation
     The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), effective July 1, 2005. SFAS 123(R) requires the recognition of the fair value of stock-based compensation in net earnings. The Company has three stock-based employee compensation plans, two stock-based non-employee director compensation plans and an employee stock purchase plan. Stock-based compensation consists of stock options and stock-settled stock appreciation rights (“SSARs”) granted under the employee equity compensation plans, and shares purchased under the employee stock purchase plan. Stock options and SSARS are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally, stock options and SSARs granted to employees fully vest three years from the grant date and have a term of 10 years. Stock options granted to directors are generally exercisable on the date of the first annual shareholders’ meeting immediately following the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.
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
     The Company recognized stock-based compensation expense for the three months ended March 31, 2007 and 2006 in the amount of $7,299 and $6,933, respectively. The Company also recorded related tax benefits for the three months ended March 31, 2007 and 2006 in the amount of $2,412 and $2,254, respectively. The effect on net income from recognizing stock-based compensation for the three-month periods ended March 31, 2007 and 2006 was $4,887 and $4,679, or $0.05 and $0.04 per basic and diluted share, respectively.
     The total number of shares of common stock issuable upon the exercise of stock options and SSARs granted during the three months ended March 31, 2007 and 2006 was 928,950 and 76,800, respectively, with weighted-average exercise prices of $49.46 and $66.54, respectively.
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

	Three Months Ended
	March 31,
	2007	2006
Average expected term (years)	4.0	5.0
Weighted average risk-free interest rate	4.43%	4.35%
Dividend yield	0%	0%
Volatility	30.17%	36.85%
Weighted average grant date fair value	$15.16	$26.21
     As of March 31, 2007, the aggregate intrinsic value of awards outstanding and exercisable was $77,525 and $73,761, respectively. In addition, the aggregate intrinsic value of awards exercised during the three months ended March 31, 2007 and 2006 were $6,061 and $30,873, respectively. The total remaining unrecognized compensation cost related to unvested awards amounted to $52,578 at March 31, 2007 and is expected to be recognized over the next three years. The weighted average remaining requisite service period of the unvested awards was 26 months.

12. Restructuring
     Management’s plans for the restructuring of the Company’s operations as a result of its acquisition of PLIVA are in the introductory stages. As of March 31, 2007, certain elements of the plan that have been finalized have been recorded as a cost of the acquisition. Plans for other restructuring activities are expected to be completed by October 24, 2007.
     Through March 31, 2007, the Company has recorded restructuring costs primarily associated with severance costs and the costs of vacating certain duplicative PLIVA facilities in the U.S. Certain of these costs were recognized as liabilities assumed in the acquisition. Additionally, further restructuring costs incurred as part of the Company’s restructuring plan in connection with the acquisition will be considered part of the purchase price of PLIVA and will be recorded as an increase in goodwill. The components of the restructuring costs capitalized as a cost of the acquisition are as follows and are included in the generic pharmaceuticals segment:

	Balance		Balance
	as of		as of
	December 31,		March 31,
	2006	Payments	2007

Involuntary termination of PLIVA employees	$8,277	$611	$7,666
Lease termination costs	10,201	—	10,201

	$18,478	$611	$17,867

     Lease termination costs represent costs incurred to exit duplicative activities of PLIVA. Severance includes accrued severance benefits and costs associated with change-in-control provisions of certain PLIVA employment contracts.
     In addition, in connection with its restructuring of PLIVA’s U.S. operations, the Company incurred $3,004 of severance and retention bonus expense in the three months ended March 31, 2007.
13. Commitments and Contingencies
Litigation Matters
     The Company is involved in various legal proceedings incidental to its business, including product liability, intellectual property and other commercial litigation and antitrust actions. The Company records accruals for such contingencies to the extent that it concludes a loss is probable and the amount can be reasonably estimated. The Company also records accruals for litigation settlement offers made by the Company, whether or not the settlement offers have been accepted.
     The Company’s material litigation matters are summarized in its Transition Report on Form 10-K/T for the six month period ended December 31, 2006. Except for the Ovcon Antitrust Proceedings litigation settlement proposals summarized below, no material changes have occurred in the Company’s litigation matters since the filing of the Form 10-K/T.
     Ovcon Antitrust Proceedings
     To date, the Company has been named as a co-defendant with Warner Chilcott Holdings, Co. III, Ltd., and others in complaints filed in federal courts by the Federal Trade Commission, various state Attorneys General and certain private class action plaintiffs claiming to be direct and indirect purchasers of Ovcon-35®. These actions, the first of which was filed by the FTC on or about December 2, 2005, allege, among other things, that a March 24, 2004 agreement between the Company and Warner Chilcott (then known as Galen Holdings PLC) constitutes an unfair method of competition, is anticompetitive and restrains trade in the market for Ovcon-35® and its generic equivalents.
     In the actions brought on behalf of the indirect purchasers, the Company has reached an agreement in principle with the class representatives to settle plaintiffs’ claims. This settlement is subject to judicial approval and conditioned on the number of plaintiffs who exercise their right to opt-out of the settlement class not exceeding the threshold established by the terms of the settlement agreement.
     During the quarter ended March 31, 2007, the Company established a reserve (and corresponding charge in selling, general and administrative expenses) of $6,500 related to these and other settlement offers in the Ovcon Litigation.

14. Segment Reporting
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

Three months ended	Generic		Proprietary					% of
March 31, 2007	Pharmaceuticals	%	Pharmaceuticals	%	Other	%	Consolidated	revenue

Revenues:
Product sales	$474,804	79%	$89,014	15%	$—	0%	$563,818	94%
Alliance and development revenue	—	—%	—	—%	25,121	4%	25,121	4%
Other revenue	—	—%	—	—%	10,439	2%	10,439	2%

Total revenues	$474,804	79%	$89,014	15%	$35,560	6%	$599,378	100%

		Margin		Margin		Margin		Margin
Gross Profit:		%		%		%		%
Product sales	$208,927	44%	$59,132	66%	$—	—%	$268,059	48%
Alliance and development revenue	—	—%	—	—%	25,121	100%	25,121	100%
Other revenue	—	—%	—	—%	3,663	35%	3,663	35%

Total gross profit	$208,927	44%	$59,132	66%	$28,784	81%	$296,843	50%

Three months ended	Generic		Proprietary					% of
March 31, 2006	Pharmaceuticals	%	Pharmaceuticals	%	Other	%	Consolidated	revenue

Revenues:
Product sales	$200,370	61%	$93,151	29%	$—	—%	$293,521	90%
Alliance and development revenue	—	—%	—	—%	33,320	10%	33,320	10%
Other revenue	—	—%	—	—%	—	—%	—	0%

Total revenues	$200,370	61%	$93,151	29%	$33,320	10%	$326,841	100%

		Margin		Margin		Margin		Margin
Gross Profit: (1)		%		%		%		%
Product sales	$129,419	65%	$65,595	70%	$—	—%	$195,014	66%
Alliance and development revenue	—	—%	—	—%	33,320	100%	33,320	100%
Other revenue	—	—%	—	—%	—	—%	—	—%

Total gross profit	$129,419	65%	$65,595	70%	$33,320	100%	$228,334	70%

(1)	Prior period amounts have been reclassified to include the effect of intangible amortization and conform to the presentation for the three months ended March 31, 2007.
     Geographic Information
     The Company’s principal operations are in the United States and Europe. United States and Rest of World (“ROW”) sales are classified based on the geographic location of the customers. The table below presents revenues by geographic area based upon geographic location of the customer:
Product sales by geographic area

	Three Months Ended
	March 31,
	2007	2006
United States	$392,620	$291,760
ROW	171,198	1,761

Total product sales	$563,818	$293,521

     The Company operates in more than 30 countries outside the United States. No single foreign country contributes more than 10% to consolidated product sales.
     The Company’s generic and proprietary pharmaceutical segment net product sales are represented in the following therapeutic categories for the following periods:

	Three Months
	March 31,
	2007	2006
Contraception	$165,021	$166,104
Psychotherapeutics	67,438	16,293
Cardiovascular	66,463	25,664
Antibiotics, antiviral & anti-infectives	66,925	13,916
Other (1)	197,971	71,544

Total	$563,818	$293,521

(1)	Other includes numerous therapeutic categories, none of which individually exceeds 10% of consolidated product sales.
15. Subsequent Events
     On April 23, 2007, the Company entered into a lease for a new U.S. headquarters facility in Montvale, New Jersey. The Company intends to sublease its existing headquarters facility in Woodcliff Lake. The term of the new lease is 10.5 years, and is expected to commence in August 2007, when the Company plans to begin to take possession of the leased premises. The base rent payable during the first five years of the rental term will be $321 per month, increasing to $356 per month thereafter through expiration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis addresses material changes in the results of operations and financial condition of Barr Pharmaceuticals, Inc. and subsidiaries for the periods presented. This discussion and analysis should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Transition Report on Form 10-K/T for the six-month period ended December 31, 2006 (the “Transition Report”), and the unaudited interim condensed consolidated financial statements and related notes included in Item 1 of this report on Form 10-Q.
Business Development Activities
     PLIVA Acquisition
     On October 24, 2006, the Company’s wholly owned subsidiary, Barr Laboratories Europe B.V. (“Barr Europe”), completed the acquisition of PLIVA, headquartered in Zagreb, Croatia. Under the terms of the cash tender offer, Barr Europe made a payment of approximately $2.4 billion based on an offer price of HRK 820 (Croatian Kuna (“HRK”)) per share for all shares tendered during the offer period. The transaction closed with 96.4% of PLIVA’s total outstanding share capital being tendered to Barr Europe (17,056,977 of 17,697,419 outstanding shares at the date of the acquisition). Subsequent to the close of the cash tender offer, Barr Europe purchased an additional 217,531 shares on the Croatian stock market for $31.7 million, including 67,578 shares purchased for $9.8 million during the three months ended March 31, 2007. As the acquisition was structured as a purchase of equity, the amortization of purchase price assigned to assets in excess of PLIVA’s historic tax basis will not be deductible for income tax purposes. With the addition of the treasury shares held by PLIVA, Barr Europe owned or controlled 97.4% of PLIVA’s voting share capital as of March 31, 2007 (17,274,508 of 17,740,016 outstanding shares).
     The fluctuations in our operating results for the three months ended March 31, 2007, as compared to the same period ending March 31, 2006, are primarily due to the acquisition of PLIVA. All information, data and figures provided in this report for the three months ended March 31, 2006 relate solely to Barr’s financial results and do not include PLIVA.
     Products Acquired from Hospira, Inc.
     On February 6, 2007, we acquired four generic injectible products from Hospira, Inc., which are Morphine, Hydromorphone, Nalbuphine and Deferoxamine. We also entered into a supply agreement with Hospira covering all four products, and a product development agreement for Deferoxamine. We recorded intangible assets in the amount of $12.0 million related to the acquisition of the four products. The defined territory for these products includes all markets in the United States and its territories. These product rights are recorded as other intangible assets on the condensed consolidated balance sheets and will be amortized based on estimated product sales over an estimated useful life of 10 years. The product acquisitions resulted from an FTC-ordered divestiture of these products in connection with Hospira’s acquisition of Mayne Pharma Ltd.

Results of Operations
Comparison of the Three Months Ended March 31, 2007 and March 31, 2006
     The following table sets forth revenue data for the three months ended March 31, 2007 and 2006 (dollars in millions):

	Three Months Ended March 31,
			Change
	2007	2006	$	%
Generic products:
Oral contraceptives	$113.2	$101.2	$12.0	12%
Other generics	361.6	99.1	262.5	265%

Total generic products	474.8	200.3	274.5	137%
Proprietary products	89.0	93.2	(4.2)	-4%

Total product sales	563.8	293.5	270.3	92%
Alliance and development revenue	25.1	33.3	(8.2)	-25%
Other revenue	10.5	—	10.5	0%

Total revenues	$599.4	$326.8	$272.6	83%

     Product Sales
     Generic Oral Contraceptives
     During the three months ended March 31, 2007, sales of our generic oral contraceptives (“Generic OCs”) were $113.2 million, an increase of $12.0 million over the three months ended March 31, 2006. This increase was primarily due to the launch of Jolessa subsequent to March 31, 2006, which accounted for approximately $5.2 million of the increase, and an increase of $6.2 million in sales of our Kariva product due to an increase in both volume and price.
     Other Generic Products
     During the three months ended March 31, 2007, sales of our other generic products (“Other Generics”) were $361.6 million, up from $99.1 million as compared to the three months ended March 31, 2006, an increase of $262.5 million. This increase was mainly due to $252.8 million of sales attributable to PLIVA products, including sales of Azithromycin of $36.1 million. In addition to higher sales from acquired products, we recorded $16.7 million in sales of Fentanyl Citrate, our generic version of Cephalon’s ACTIQ which we launched in September 2006. Partially offsetting these increases were lower sales of certain Other Generics, principally a $6.1 million decline in sales of Desmopressin. We launched Desmopressin in July 2005 with 180 days of exclusivity as a result of a successful paragraph IV patent challenge, and this exclusivity continued through February 2006. Since March 2006, competing generic products have reduced our sales of Desmopressin.
     Proprietary Products
     During the three months ended March 31, 2007, sales of our proprietary products were $89.0 million, down from $93.2 million as compared to the three months ended March 31, 2006. This decline of $4.2 million was driven primarily by $18.1 million of lower sales of SEASONALE due to the impact of generic competition, and partially offset by $11.3 million of sales of Adderall IR, which we acquired from Shire and launched in October 2006, as well as a $5.7 million increase in sales of Plan B.
     Alliance and Development Revenue
     During the three months ended March 31, 2007, we recorded $25.1 million of alliance and development revenue, down from $33.3 million in the prior year period. The decrease was caused principally by a $14.0 million decline in revenues from our profit-sharing arrangement with Teva on generic Allegra. As competition for generic Allegra has and may continue to cause Teva’s Allegra product sales to decrease, our royalties have declined, and may decline further in future periods. This decline was partially offset by $3.0 million in development revenues earned under our license and development agreement with Shire and an increase of $3.0 million in fees we receive for the development of the Adenovirus vaccine for the U.S.

Department of Defense. We expect revenues from Shire and fees from the development of the Adenovirus vaccine will increase significantly during 2007 as we increase spending on the related development projects.
     Other Revenue
     We recorded $10.5 million of other revenue during the three months ended March 31, 2007. This revenue is primarily attributable to non-core operations which include our diagnostics, disinfectants, dialysis and infusions (“DDD&I”) business. This business was acquired through the PLIVA acquisition, and as such, there are no comparable operations for the three months ended March 31, 2006.
     Cost of Sales
     The following table sets forth cost of sales data, in dollars, as well as the resulting gross margins expressed as a percentage of product sales (except ‘‘other’’, which is expressed as a percentage of our other revenue line item), for three months ended March 31, 2007 and 2006 (dollars in millions):

	Three Months Ended March 31,
			Change
	2007	2006	$	%
Generic products	$265.8	$70.9	$194.9	275%

Gross margin	44.0%	64.6%

Proprietary products	$29.9	$27.6	$2.3	8%

Gross margin	66.4%	70.4%

Other revenue	$6.8	$—	$6.8	100%

Gross margin	34.9%	N/A

Total cost of sales	$302.5	$98.5	$204.0	207%

Gross margin	47.3%	66.4%
Cost of sales includes the following:
•	our manufacturing and packaging costs for products we manufacture;

•	amortization expense (as discussed further below);

•	the write-off of the step-up in inventory arising from acquisitions, including PLIVA;

•	profit-sharing or royalty payments we make to third parties, including raw material suppliers;

•	the cost of products we purchase from third parties;

•	lower of cost or market adjustments to our inventories; and

•	stock-based compensation expense relating to employees within certain departments that we allocate to cost of sales.
     In prior periods, we included amortization expenses related to acquired product intangibles in selling, general and administrative (“SG&A”) expenses rather than cost of sales. As discussed in our Transition Report, we revised our presentation of amortization expense to include it within cost of sales rather than SG&A. We have adjusted our discussion regarding the quarter ended March 31, 2006 presented below to reflect this change.
     Overall: Primarily as a result of our PLIVA acquisition and an increase of $270.3 million in product sales, cost of sales on an overall basis more than tripled quarter-over-quarter. In addition, amortization charges of $28.6 million related to intangible assets acquired from PLIVA and a charge of $32.3 million for the stepped-up value of inventory acquired from PLIVA that we sold during the quarter also contributed to the year-over-year increase. As part of the purchase price allocation for the PLIVA acquisition, we stepped-up the book value of inventory acquired to fair value by $89.6 million as of October 24, 2006. Primarily as a result of these expenses and amortization charges, overall gross margins decreased from 66.4% for the three months ended March 31, 2006 to 47.3% for the three months ended March 31, 2007.
     Generics: In our generics segment, cost of sales increased by $194.9 million in large part due to the $262.5 million increase in Other Generics sales, as described above, and $26.0 million of higher amortization expense arising primarily from product intangibles created as a result of the PLIVA acquisition. When combined with the charge related to the $32.3 million step-up in inventory described above, our generics margins declined from 64.6% to 44.0%. Partially offsetting this decrease in gross margins were higher sales of our Generic OCs and a full quarter of sales of Fentanyl Citrate, both of which positively impacted gross margins in our generics segment.
     Proprietary: In our proprietary segment, cost of sales increased by $2.3 million and margins were negatively impacted primarily due to a $3.2 million increase in product amortization expense.
Selling, General and Administrative Expense
     The following table sets forth selling, general and administrative expense for the three months ended March 31, 2007 and 2006 (dollars in millions):

	Three Months Ended March 31,
			Change
	2007	2006	$	%
Selling, general and administrative	$182.4	$78.2	$104.2	133%

     Selling, general and administrative expenses increased by $104.2 million in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Of this increase, approximately $77.2 million is directly attributable to our PLIVA operating subsidiary, including operating selling and general administrative expenses.
     In addition to the expenses attributable to PLIVA, there were increases in general and administrative expenses relating to (1) integration costs of $11.0 million from the PLIVA acquisition, (2) a litigation reserve of $6.5 million and (3) legal, accounting and other consulting fees of $5.7 million.
Research and Development
     The following table sets forth research and development expenses and the write-off of acquired in-process research and development (“IPR&D”) for the three months ended March 31, 2007 and 2006 (dollars in millions):

	Three Months Ended March 31,
			Change
	2007	2006	$	%
Research and development	$61.2	$37.7	$23.5	62%

Write-off of acquired IPR&D	$1.5	$—	$1.5	N/A

     Research and development increased by $23.5 million in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Of this 62% increase, approximately $17.3 million is directly attributable to our PLIVA subsidiary including salaries, third party research and development, and depreciation costs aggregating approximately $13.4 million. The remaining increase is primarily due to a $4.7 million increase in costs associated with bio-studies and clinical trials.
     The $1.5 million write-off of IPR&D represents the allocated amount of the $9.8 million price to acquire additional shares of PLIVA during the three months ended March 31, 2007.

Interest Income
     The following table sets forth interest income for the three months ended March 31, 2007 and 2006 (dollars in millions):

	Three Months Ended March 31,
			Change
	2007	2006	$	%
Interest income	$10.6	$4.2	$6.4	152%

     The increase in interest income for the three months ended March 31, 2007 is due to higher interest rates and cash and marketable securities balances during this period as compared to the three months ended March 31, 2006.
Interest Expense
     The following table sets forth interest expense for the three months ended March 31, 2007 and 2006 (dollars in millions):

	Three Months Ended March 31,
			Change
	2007	2006	$	%
Interest expense	$40.3	$0.1	$40.2	N/M

     The increase in interest expense for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 is due to the $2.6 billion of debt the Company has incurred in connection with the PLIVA acquisition (both to finance the acquisition and debt assumed from PLIVA). As a result of the incurrence of such debt, the Company estimates that interest expense will be approximately $155 million in 2007.
Income Taxes
     The following table sets forth income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the three months ended March 31, 2007 and 2006 (dollars in millions):

	Three Months Ended March 31,
			Change
	2007	2006	$	%
Income tax expense	$9.7	$41.5	$(31.8)	-77%

Effective tax rate	42.0%	35.3%
     The Company’s effective tax rate increased in the current quarter to 42.0% from 35.3% in the same period of the prior year. The increase is primarily attributed to effects from the PLIVA acquisition, including: the change in geographic mix of pre-tax income; the negative impact of purchase accounting creating pre-tax losses in lower tax jurisdictions; the negative impact resulting from certain entities with pre-tax losses for which the Company could not recognize a tax benefit; and the change in the current corporate structure creating certain tax inefficiencies, which are expected to diminish over time.

Liquidity and Capital Resources
Overview
     Our primary source of liquidity has been cash from operations, which entails the collection of accounts and other receivables related to product sales, and royalty and other payments we receive from third parties in various ventures, such as Teva with respect to generic Allegra and Kos Pharmaceuticals, Inc., a subsidiary of Abbott Laboratories, with respect to Niaspan and Advicor. Our primary uses of cash include repayment of our senior credit facilities, financing inventory, research and development programs, marketing and selling, capital projects and investing in business development activities.
Operating Activities
     Our operating cash flows for the quarter ended March 31, 2007 were $132.3 million compared to $155.0 million in the prior year period. The decrease in cash flows reflects the timing of certain items including (1) a decrease of accounts receivable and other receivables by $74.0 million and (2) a decrease in accounts payable, accrued expenses and other liabilities of $14.4 million.
Investing Activities
     Our net cash used in investing activities was $30.5 million for the quarter ended March 31, 2007 compared to net cash used in investing activities of $192.7 million for the prior year period. The decrease in net cash used for investing activities was related to higher net purchases of marketable securities in the prior year period of $178.7 million as compared to net sales of marketable securities of $25.8 million during the current quarter. Offsetting this decrease in net cash used for investing activities was an increase in capital spending of $9.5 million, the $9.8 million cost of acquiring additional PLIVA shares, and the $12.0 million cost of product acquisitions from Hospira.
Financing Activities
     Net cash used in financing activities during the quarter ended March 31, 2007 was $143.0 million compared to net cash provided by financing activities of $22.4 million in the prior year period. The increase in net cash used in financing activities in the current quarter primarily reflects the $50.0 million principal payment on our $2.0 billion five-year term facility that we made on March 30, 2007 and our prepayment of $100.0 million of the $415.7 million 364-day term facility.
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
     There are no updates to our Critical Accounting Policies from those described in our Transition Report on Form 10-K/T for the six months ended December 31, 2006. Please see the “Critical Accounting Policies” sections of that report for a comprehensive discussion of our critical accounting policies.
Recent Accounting Pronouncements
     In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of this statement will have on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of Barr’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which companies have chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of this statement will have on our consolidated financial statements.
     In June 2006, the FASB issued FIN No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Upon adoption on January 1, 2007, we analyzed filing positions in all of the foreign, federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions.
     As a result of the implementation of FIN 48, we recorded a $4.5 million increase in the net liability for unrecognized tax positions, which was entirely recorded as a $4.5 million adjustment to the opening balance of goodwill relating to the PLIVA acquisition. The total amount of gross unrecognized tax benefits as of January 1, 2007 was $25 million, and did not change materially as of March 31, 2007. Included in the balance at March 31, 2007 was $13.2 million of tax positions that, if recognized, would lower the effective tax rate. We are nearing completion of several tax audits and the expiration of the statute of limitations in several jurisdictions and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 52-week period. An estimate of the range of the possible change cannot be made at this time.
     Upon adoption of FIN 48, we have elected an accounting policy to classify accrued interest and related penalties relating to unrecognized tax benefits in interest expense. Previously, our policy was to classify interest and penalties in its income tax provision. We had $2.6 million accrued for interest and penalties at January 1, 2007 which has not changed materially as of March 31, 2007.
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
•	the difficulty in predicting the timing and outcome of legal proceedings, including patent-related matters such as patent challenge settlements and patent infringement cases;

•	the difficulty of predicting the timing of FDA approvals;

•	court and FDA decisions on exclusivity periods;

•	the ability of competitors to extend exclusivity periods for their products;

•	our ability to complete product development activities in the timeframes and for the costs we expect;

•	market and customer acceptance and demand for our pharmaceutical products;

•	our dependence on revenues from significant customers;

•	reimbursement policies of third party payors;

•	our dependence on revenues from significant products;

•	the use of estimates in the preparation of our financial statements;

•	the impact of competitive products and pricing on products, including the launch of authorized generics;

•	the ability to launch new products in the timeframes we expect;

•	the availability of raw materials;

•	the availability of any product we purchase and sell as a distributor;

•	the regulatory environment in the markets where we operate;

•	our exposure to product liability and other lawsuits and contingencies;

•	the increasing cost of insurance and the availability of product liability insurance coverage;

•	our timely and successful completion of strategic initiatives, including integrating companies (such as PLIVA) and products we acquire and implementing our new SAP enterprise resource planning system;

•	fluctuations in operating results, including the effects on such results from spending for research and development, sales and marketing activities and patent challenge activities;

•	the inherent uncertainty associated with financial projections;

•	our expansion into international markets through our PLIVA acquisition, and the resulting currency, governmental, regulatory and other risks involved with international operations;

•	our ability to service our significantly increased debt obligations as a result of the PLIVA acquisition;

•	changes in generally accepted accounting principles; and

•	other risks detailed in our SEC filings from time to time, including in our Transition Report on Form 10-K/T for the six months ended December 31, 2006.
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
Interest Rate Risk
     Our exposure to interest rate risk relates primarily to our investment portfolio of approximately $854 million, borrowings under our credit facilities of approximately $2,265.7 million and approximately $152 million of other debt acquired from PLIVA. Our investment portfolio consists principally of cash and cash equivalents and market auction debt securities primarily classified as “available for sale.” The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in a variety of high credit quality debt securities, including U.S., state and local government and corporate obligations, commercial paper and money market funds. Over 95% of our portfolio matures in less than three months, or is subject to an interest-rate reset date that occurs within that time period. The carrying value of the investment portfolio approximates the market value at March 31, 2007 and the value at maturity.
     We manage the interest rate risk of our net portfolio of investments and debt with the use of financial risk management instruments or derivatives, including interest rate swaps and forward rate agreements.
     During the three months ended March 31, 2007, a 10% increase in interest rates would have increased the net interest expense of our combined investment, debt and financial risk management portfolios by $2.7 million.
Foreign Exchange Rate Risk
     A significant portion of our revenues and earnings are generated internationally in various currencies. We also have a number of investments in foreign subsidiaries whose net assets are exposed to currency translation risk. We seek to manage these exposures through operational means, to the extent possible, by matching functional currency revenues and costs and functional currency assets and liabilities. Exposures that cannot be managed operationally are hedged using foreign exchange forwards, swaps and option contracts.
     As of March 31, 2007, a 10% depreciation in the value of the US dollar would have resulted in a decrease of $18.5 million in the fair value of the Company’s foreign exchange risk management instruments. These movements would have been offset by movements in the fair value in the opposite direction of the underlying transactions and balance sheet items being hedged.
Item 4. Controls and Procedures
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
     At the conclusion of the three-month period ended March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to Barr and its consolidated subsidiaries required to be disclosed in this report.
Changes in Internal Control Over Financial Reporting.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The disclosure under Note 13 — Commitments and Contingencies — Litigation Matters included in Part I of this report is incorporated in this Part II, Item 1 by reference.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Transition Report on Form 10-K/T for the six-month period ended December 31, 2006, which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our Transition Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. The risks described in our Transition Report have not materially changed.

Item 6. Exhibits

Exhibit No.	Description

10.1	Employment Agreement between Zeljko Covic and PLIVA d.d. dated March 21, 2007

10.2	Settlement Agreement between Zeljko Covic and PLIVA d.d. dated March 21, 2007

31.1	Certification of Bruce L. Downey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William T. McKee pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARR PHARMACEUTICALS, INC.
Dated: May 10, 2007	/s/ Bruce L. Downey
Bruce L. Downey
Chairman of the Board and Chief Executive Officer

/s/ William T. McKee
William T. McKee
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)