Form 10-Q
period 2007-06-30
BARR PHARMACEUTICALS INC
filed 2007-08-09
CIK 10081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 27, 2007 the registrant had 107,211,697 shares of $0.01 par value common stock outstanding.

BARR PHARMACEUTICALS, INC.

Part I. CONDENSED FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Barr Pharmaceuticals, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$203,956	$231,975
Marketable securities	543,070	673,746
Accounts receivable, net of reserves of $273,592 and $238,311, respectively	477,080	515,303
Other receivables, net	68,099	76,491
Inventories	457,776	429,592
Deferred income taxes	81,497	82,597
Prepaid expenses and other current assets	36,275	35,936
Current assets held for sale	48,348	42,359

Total current assets	1,916,101	2,087,999

Property, plant and equipment, net of accumulated depreciation of $248,421 and $196,709, respectively	1,037,791	1,004,618
Deferred income taxes	37,838	37,872
Marketable securities	20,495	8,946
Other intangible assets, net	1,447,600	1,472,418
Goodwill	277,207	276,449
Long-term assets held for sale	10,288	9,820
Other assets	61,432	63,740

Total assets	$4,808,752	$4,961,862

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$140,541	$144,807
Accrued liabilities	239,963	280,636
Current portion of long-term debt and capital lease obligations	634,524	742,192
Income taxes payable	7,939	21,359
Deferred tax liabilities	445	8,266
Current liabilities held for sale	13,350	14,633

Total current liabilities	1,036,762	1,211,893

Long-term debt and capital lease obligations	1,824,088	1,935,477
Deferred tax liabilities	210,984	221,471
Long-term liabilities held for sale	2,173	2,201
Other liabilities	94,881	84,494

Commitments & Contingencies (Note 15)

Minority interest	35,528	41,098

Shareholders’ equity:
Preferred stock, $1 par value per share; authorized 2,000,000; none issued	—	—
Common stock, $.01 par value per share; authorized 200,000,000; issued 110,084,741 and 109,536,481, respectively	1,101	1,095
Additional paid-in capital	645,103	610,232
Retained earnings	934,908	877,991
Accumulated other comprehensive income	123,914	76,600
Treasury stock at cost: 2,972,997 shares	(100,690)	(100,690)

Total shareholders’ equity	1,604,336	1,465,228

Total liabilities and shareholders’ equity	$4,808,752	$4,961,862

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Barr Pharmaceuticals, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Product sales	$588,901	$319,619	$1,152,719	$613,140
Alliance and development revenue	36,423	32,049	61,544	65,369
Other revenue	11,626	—	22,065	—

Total revenues	636,950	351,668	1,236,328	678,509

Costs and expenses:
Cost of sales	277,613	107,328	580,148	205,835
Selling, general and administrative	189,364	104,303	370,229	182,460
Research and development	65,413	36,447	126,637	74,152
Write-off of in-process research and development	2,809	—	4,358	—

Earnings from operations	101,751	103,590	154,956	216,062

Interest income	8,133	5,734	18,755	9,947
Interest expense	41,798	289	83,567	456
Other income, net	3,730	16,690	4,826	17,761

Earnings before income taxes and minority interest	71,816	125,725	94,970	243,314

Income tax expense	25,520	43,471	35,245	84,964
Minority interest	(376)	—	(1,911)	—

Net earnings from continuing operations	45,920	82,254	57,814	158,350

Loss from discontinued operations, net of taxes	(575)	—	(897)	—

Net earnings	$45,345	$82,254	$56,917	$158,350

Basic:
Earnings per common share — continuing operations	$0.43	$0.77	$0.54	$1.49
Loss per common share — discontinued operations	(0.01)	—	(0.01)	—

Net earnings per common share — basic	$0.42	$0.77	$0.53	$1.49

Diluted:
Earnings per common share — continuing operations	$0.42	$0.76	$0.53	$1.46
Loss per common share — discontinued operations	(0.01)	—	(0.01)	—

Net earnings per common share — diluted	$0.41	$0.76	$0.52	$1.46

Weighted average shares — basic	106,909	106,185	106,838	106,009

Weighted average shares — diluted	108,191	108,084	108,124	108,399

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Barr Pharmaceuticals, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$56,917	$158,350
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	143,482	36,410
Deferred revenue	(3,297)	(2,223)
Minority interest	1,891	—
Stock-based compensation expense	15,432	13,198
Deferred income tax expense (benefit)	(29,164)	6,428
Loss (gain) on derivative instruments, net	1,465	(10,300)
Write-off of acquired in-process research and development	4,358	—
Other	(1,814)	(5,898)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable and other receivables, net	45,736	(19,628)
Inventories	(19,444)	9,773
Prepaid expenses	(1,029)	1,584
Other assets	4,055	(2,347)
Increase (decrease) in:
Accounts payable, accrued liabilities and other liabilities	(55,424)	27,900
Income taxes payable	(13,702)	9,336

Net cash provided by operating activities	149,462	222,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(49,809)	(24,955)
Proceeds from sale of property, plant and equipment	1,470	—
Purchases of marketable securities	(1,146,516)	(1,160,042)
Sales of marketable securities	1,269,573	984,338
Settlement of derivative instruments	—	(48,900)
Acquisitions, net of cash acquired	(49,135)	(302)
Investment in debt securities	(2,000)	—
Other	(2)	(3,627)

Net cash provided by (used in) investing activities	23,581	(253,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	(223,040)	(735)
Tax benefit of stock incentives	5,136	4,404
Proceeds from exercise of stock options and employee stock purchases	17,073	21,648
Other	363	—

Net cash (used in) provided by financing activities	(200,468)	25,317

Effect of exchange-rate changes on cash and cash equivalents	(594)	—

Decrease in cash and cash equivalents	(28,019)	(5,588)
Cash and cash equivalents at beginning of period	231,975	30,010

Cash and cash equivalents at end of period	$203,956	$24,422

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for share and per share amounts) (unaudited)
1. Basis of Presentation
     Barr Pharmaceuticals, Inc. (“Barr” or the “Company”) is a Delaware holding company whose principal subsidiaries are Barr Laboratories, Inc., Duramed Pharmaceuticals, Inc. (“Duramed”) and PLIVA d.d. (“PLIVA”). The accompanying unaudited interim financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements of Barr Pharmaceuticals, Inc. and its subsidiaries and the accompanying notes that are included in the Company’s Transition Report on Form 10-K/T for the six-month period ended December 31, 2006 (the “Transition Period”). The Company prepared these condensed consolidated financial statements following the requirements of the Securities and Exchange Commission and generally accepted accounting principles in the United States (“GAAP”) for interim reporting. In management’s opinion, the unaudited financial statements reflect all adjustments (including those that are normal and recurring) that are necessary in the judgment of management for a fair presentation of such statements in conformity with GAAP.
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
     In preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates. All information, data and figures provided in this report for the three and six months ended June 30, 2006 relate solely to Barr’s financial results and do not include PLIVA’s results.
     Certain amounts in the Company’s prior-period financial statements have been reclassified to conform to the presentation for the three and six months ended June 30, 2007. Such amounts include the Company’s reclassification of amortization expense from selling, general and administrative expense to cost of sales. See Note 9 below.
2. Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adopting this statement will have on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adopting this statement will have on its consolidated financial statements.
     In June 2007, the American Institute for Certified Public Accountants (“AICPA”) issued a Statement of Position “SOP 07-1”, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide. For those entities that are investment companies under this SOP, this SOP also addresses whether the specialized industry accounting principles of the Guide (referred to as investment company accounting) should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity (referred to as an equity method investor). In addition, this SOP includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor.
     This SOP also provides guidance for determining whether investment company accounting applied by a subsidiary or equity method investee should be retained in the financial statements of the parent company or an equity method investor. This SOP is effective for fiscal years beginning on or after December 15, 2007. The Company is currently evaluating the impact that adopting this statement will have on its consolidated financial statements.
     In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities. EITF 07-3 provides clarification surrounding the accounting for nonrefundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. EITF 07-3 is effective for interim and annual reporting periods beginning after December 15, 2007. The Company is currently evaluating the impact that adopting this EITF will have on its consolidated financial statements.

3. Earnings Per Share
     The following is a reconciliation of the numerators and denominators used to calculate earnings per common share (“EPS”) as presented in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
(table in thousands, except per share data)
Numerator for basic and diluted earnings (loss) per share
Net earnings from continuing operations	$45,920	$82,254	$57,814	$158,350
Net loss from discontinued operations	(575)	—	(897)	—

Net earnings	$45,345	$82,254	$56,917	$158,350

Denominator: Weighted average shares — basic	106,909	106,185	106,838	106,009

Earnings per common share — continuing operations	$0.43	$0.77	$0.54	$1.49
Loss per common share — discontinued operations	(0.01)	—	(0.01)	—

Earnings per common share — basic	$0.42	$0.77	$0.53	$1.49

Denominator: Weighted average shares — diluted	108,191	108,084	108,124	108,399

Earnings per common share — continuing operations	$0.42	$0.76	$0.53	$1.46
Loss per common share — discontinued operations	(0.01)	—	(0.01)	—

Earnings per common share — diluted	$0.41	$0.76	$0.52	$1.46

Calculation of weighted average common shares — diluted

Weighted average shares — basic	106,909	106,185	106,838	106,009
Effect of dilutive options and warrants	1,282	1,899	1,286	2,390

Weighted average shares — diluted	108,191	108,084	108,124	108,399

Not included in the calculation of diluted earnings per-share because their impact is antidilutive:
Stock options outstanding	270	149	212	45
4. Acquisitions and Business Combinations
PLIVA d.d.
     On October 24, 2006, the Company’s wholly owned subsidiary, Barr Laboratories Europe B.V. (“Barr Europe”), completed the acquisition of PLIVA, headquartered in Zagreb, Croatia. Under the terms of the cash tender offer, Barr Europe made a payment of $2,377,773 based on an offer price of HRK 820 (Croatian Kuna (“HRK”)) per share for all shares tendered during the offer period. The transaction closed with 96.4% of PLIVA’s total outstanding share capital being tendered to Barr Europe (17,056,977 of 17,697,419 outstanding shares at the date of the acquisition). Subsequent to the close of the cash tender offer, Barr Europe purchased an additional 337,681 shares on the Croatian stock market for $49,877, including 120,150 shares totaling $18,162 purchased during the three months ended June 30, 2007 and 187,728 shares totaling $27,940 during the six months ended June 30, 2007. As the acquisition was structured as a purchase of equity, the amortization of purchase price assigned to assets in excess of PLIVA’s historic tax basis will not be deductible for income tax purposes. With the addition of the treasury shares held by PLIVA, Barr Europe owned or controlled 98.05% of PLIVA’s voting share capital as of June 30, 2007 (17,394,658 of 17,740,016 outstanding shares).
     The purchase price of $27,940 for the 187,728 shares acquired during the six months ended June 30, 2007 has been allocated to the estimated fair values using the same valuation methodology as employed with shares acquired on October 24, 2006. The fair values attributed to in-process research and development (“IPR&D”), which was expensed during the three months ended June 30, 2007, was $2,809, and was $4,358 for the six months ended June 30, 2007. The share purchases in the six months ended June 30, 2007 resulted in an increase in goodwill of $1,043.

     The Company continues to refine its estimates and expects to finalize the valuation and complete the purchase price allocation for the PLIVA acquisition as soon as possible, but no later than October 24, 2007, which is the first anniversary of the closing date.
     Refer to Note 9 below for the factors impacting the PLIVA goodwill adjustments.
5. Discontinued Operations
     Since its acquisition of PLIVA on October 24, 2006, the Company has been evaluating PLIVA’s operations and has decided to divest or exit certain non-core operations. The Company has decided to divest or exit its operations in Spain and its animal health business. As a result, as of June 30, 2007, the assets and liabilities relating to these businesses met the “held for sale” criteria of FAS 144, Accounting for the Impairment or Disposal of Long Lived Assets. The Company expects to divest these assets and the related liabilities held for sale by early 2008. Following the divestiture, the cash flows and operations of the divested operations will be eliminated from the Company’s ongoing operations, and the Company will cease to have continuing involvement with these operations. The Company’s operations in Spain are part of the generic pharmaceuticals segment. The Company’s animal health business is a separate operating segment which does not meet the quantitative thresholds for separate disclosure and, as such, is included in “other” in Note 16 below.
     The following combined amounts of our operations in Spain and the Company’s animal health business have been segregated from continuing operations and included in discontinued operations, net of taxes, in the condensed consolidated statement of operations, as shown below:

	Three	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2007	2007
Revenues — Spain
Generics	$6,157	$13,617
Other	—	813

Net revenues — Spain	$6,157	$14,430

Revenues — Animal health
Other	$9,131	$16,436

Net revenues — Animal health	$9,131	$16,436

Total net revenues of discontinued operations	$15,288	$30,866

Loss before income taxes and minority interest	(453)	(687)
Income tax expense	(133)	(230)
Minority interest	11	20

Loss from discontinued operations- net of tax	$(575)	$(897)

     The following combined amounts of assets and liabilities of those businesses have been segregated and included in assets held for sale and liabilities held for sale on the Company’s condensed consolidated balance sheet as of June 30, 2007 and December 31, 2006, as shown below:

	June 30,	December 31,
	2007	2006
Accounts receivable, net	$25,173	$17,762
Inventories	19,747	22,819
Prepaid expenses and other current assets	3,428	1,778

Current assets held for sale	48,348	42,359

Property, plant and equipment, net	6,181	5,581
Deferred income taxes	2,179	2,378
Other intangible assets, net	1,819	1,752
Other assets	109	109

Long-term assets held for sale	10,288	9,820

Assets held for sale	$58,636	$52,179

Accounts payable	$9,033	$11,316
Accrued liabilities	4,030	3,065
Current portion of long-term debt and capital lease obligations	287	252

Current liabilities held for sale	13,350	14,633

Long-term debt and capital lease obligations	1,686	1,738
Deferred tax liabilities	434	424
Other liabilities	53	39

Long-term liabilities held for sale	2,173	2,201

Liabilities held for sale	$15,523	$16,834

6. Investments in Marketable Securities
     Investments in Marketable Securities and Debt
     Trading Securities
     The fair value of marketable securities classified as trading at June 30, 2007 and December 31, 2006 was $3,368 and $3,718, respectively, which is included as a component of current marketable securities. Net gains for the six-month periods ended June 30, 2007 and December 31, 2006 were $971 and $572, respectively. These amounts are included as a component of other income. Of such amount, losses in the amount of $44 are unrealized and relate to securities still held at June 30, 2007.
     Available-for-Sale Securities
     Available-for-sale equity securities include amounts invested in connection with the Company’s excess 401(k) and other deferred compensation plans of $10,719 and $10,293 at June 30, 2007 and December 31, 2006, respectively.
     Available-for-sale debt securities at June 30, 2007 include $512,487 in commercial paper and market auction debt securities and $35,145 in municipal and corporate bonds and federal agency issues. The commercial paper and market auction debt securities are readily convertible into cash at par value with interest rate reset or underlying maturity dates ranging from July 2, 2007 to December 11, 2008. The municipal and corporate bonds and federal agency issues have maturity dates ranging from July 1, 2007 to February 1, 2010.
     Available-for-sale debt securities at December 31, 2006 included $617,286 in commercial paper and market auction debt securities and $50,419 in municipal and corporate bonds and federal agency issues. The commercial paper and market auction debt securities were readily convertible into cash at par value with interest rate reset or underlying maturity dates that ranged from January 1, 2007 to February 11, 2008. The municipal and corporate bonds and federal agency issues had maturity dates that ranged from January 1, 2007 to April 1, 2009.
     The realized gains and (losses) from the sale of available-for-sale investments for the six-month periods ended June 30, 2007 and December 31, 2006 were $2 and $(17), respectively. The unrealized gains and (losses) on available-for-sale investments at June 30, 2007 and December 31, 2006 were $276 and $(466), respectively.
7. Derivative Instruments
     During the three-month period ended June 30, 2007, the Company unwound its treasury lock on a ten-year U.S. Treasury security used to lock-in the current benchmark interest rate. The treasury lock was previously designated as a cash flow hedge of the Company’s forecasted floating rate interest payments on an anticipated transaction. As of June 30, 2007, this hedging relationship no longer qualified for hedge accounting. Consequently, the unwinding of this treasury lock resulted in a $3,515 net gain reclassified from accumulated other comprehensive income and recorded in other income. During the period ended June 30, 2007, there was no ineffectiveness recognized in earnings relating to this hedging relationship.
8. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2007	2006
Raw materials and supplies	$162,192	$160,345
Work-in-process	99,743	67,798
Finished goods	195,841	201,449

Total inventories	$457,776	$429,592

9. Goodwill and Other Intangible Assets
     Goodwill at December 31, 2006 and June 30, 2007 was as follows:

	Generic	Proprietary
	Pharmaceuticals	Pharmaceuticals	Total
Goodwill balance at December 31, 2006	$228,529	$47,920	$276,449

Additional acquisition of PLIVA shares	1,043	—	1,043
PLIVA goodwill adjustments	(6,469)	—	(6,469)
Currency translation effect	6,184	—	6,184

Goodwill balance at June 30, 2007	$229,287	$47,920	$277,207

     PLIVA goodwill adjustments for the six months ended June 30, 2007 include the following purchase price allocation and valuation revisions made based on additional information available to modify the Company’s initial estimates for certain assets and liabilities. The Company expects to make additional valuation revisions in the next calendar quarter for items where complete information has not been obtained.

Current assets (excluding cash)	$206
Property, plant & equipment	(32,474)
Other non-current assets	291
Current liabilities	13,607
Deferred tax liabilities	6,320
Other liabilities	5,581

Total PLIVA goodwill adjustments	$(6,469)

     Intangible assets at June 30, 2007 and December 31, 2006 consist of the following:

	June 30,			December 31,
	2007			2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Finite-lived intangible assets:
Product licenses	$45,350	$17,795	$27,555	$45,350	$15,624	$29,726
Product rights	1,357,134	139,482	1,217,652	1,302,116	64,788	1,237,328
Land use rights	92,812	770	92,042	88,053	166	87,887
Other	33,491	4,869	28,622	38,899	188	38,711

Total amortized finite-lived intangible assets	1,528,787	162,916	1,365,871	1,474,418	80,766	1,393,652

Indefinite-lived intangible assets — tradenames:	81,729	—	81,729	78,766	—	78,766

Total identifiable intangible assets	$1,610,516	$162,916	$1,447,600	$1,553,184	$80,766	$1,472,418

     The Company’s product licenses, product rights, land use rights and other finite lived intangible assets have weighted average useful lives of approximately 10, 17, 99 and 10 years, respectively. Amortization expense associated with these acquired intangibles was $40,252 and $8,647 for the three months ended June 30, 2007 and 2006, respectively, and $80,978 and $17,512 for the six months ended June 30, 2007 and 2006, respectively. During the Transition Period (six months ended December 31, 2006), the Company revised the presentation of amortization expense to include this item within cost of sales instead of selling, general and administrative expense. The presentation for the three and six months ended June 30, 2006 was reclassified to conform to that of the three and six months ended June 30, 2007.
     The annual estimated amortization expense for the next five calendar years on finite-lived intangible assets is as follows:

Years Ending December 31,
2008	$142,648
2009	$128,082
2010	$121,437
2011	$113,107
2012	$105,749
     Included in the finite-lived intangible assets table above are product rights to over 200 intangible assets acquired by the Company over the past five years. The following table disaggregates the values of these product rights into therapeutic categories as of June 30, 2007:

	June 30, 2007
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
Product Rights by Therapeutic Category	Amount	Amortization	Amount	period

Contraception	$383,339	$48,920	$334,419	18
Antibiotics, antiviral & anti-infectives	213,024	21,264	191,760	10
Cardiovascular	202,938	20,511	182,427	10
Psychotherapeutics	155,776	12,856	142,920	12
Other (1)	402,057	35,931	366,126	10

Total product rights	$1,357,134	$139,482	$1,217,652

(1)	Other includes numerous therapeutic categories, none of which exceeds 10% of the aggregate net book value of product rights.
10. Debt
     A summary of outstanding debt is as follows:

	June 30,	December 31,
	2007	2006
Credit facilities (a)	$2,215,700	$2,415,703
Note due to WCC shareholders (b)	6,500	6,500
Obligation under capital leases (c)	1,404	2,819
Fixed rate bonds (d)	103,784	101,780
Dual-currency syndicated credit facility (e)	64,057	86,287
Euro commercial paper program (f)	26,936	26,334
Dual-currency term loan facility (g)	25,000	25,000
Multi-currency revolving credit facility (h)	13,468	13,167
Other	1,763	79

	2,458,612	2,677,669

Less: current installments of debt and capital lease obligations	634,524	742,192

Total long-term debt	$1,824,088	$1,935,477

(a)	In connection with the close of the PLIVA acquisition, on October 24, 2006, the Company entered into unsecured senior credit facilities (the “Credit Facilities”) and drew $2,000,000 under a five-year term facility and $415,703 under a 364-day term facility, both of which bear interest at variable rates of LIBOR plus 75 basis points (6.11% at June 30, 2007). The Company is obligated to repay the outstanding principal amount of the five-year term facility in 18 consecutive quarterly installments of $50,000, with the first payment having been made on March 30, 2007, with the balance of $1,100,000 due at maturity in October 2011, and had a balance of $1,900,000 outstanding as of June 30, 2007. The 364-day term facility is due in full upon maturity in October 2007, and had a balance of $315,700 outstanding as of June 30, 2007. The Credit Facilities include customary covenants, including financial covenants limiting the total indebtedness of the Company on a consolidated basis.

(b)	In February 2004, the Company acquired all of the outstanding shares of Women’s Capital Corporation. In connection with that acquisition, the Company issued a four-year $6,500 promissory note to Women’s Capital Corporation shareholders. The note bears a fixed interest rate of 2%. The entire principal amount and all accrued interest is payable on February 25, 2008.

(c)	The Company has certain capital lease obligations for machinery, equipment and buildings in the United States and the Czech Republic.
The Company’s debt includes the following liabilities incurred by PLIVA prior to the acquisition and recorded at fair value based on their prevailing market prices on the PLIVA acquisition date, pursuant to the provisions of SFAS No. 141. (Euro to U.S. dollar equivalents are based on the exchange rate in effect at June 30, 2007):

(d)	In May 2004, PLIVA issued Euro denominated fixed rate bonds with a face value of EUR 75,000 ($101,010). The bonds mature in 2011 and bear annual interest at 5.75% payable semiannually. At the time of the PLIVA acquisition, the aggregate fair value of the bonds was EUR 77,401 ($104,244). The premium over face value of EUR 2,401 ($3,234) is being amortized over the remaining life of the bonds. Amortization for the six months ended June 30, 2007 was EUR 132 ($178). The facility includes customary covenants.

(e)	On October 28, 2004, PLIVA entered into a dual-currency syndicated term loan facility pursuant to which the lenders provided the borrowers with an aggregate amount not to exceed $250,000, available to be drawn in either US dollars or Euros. The facility has a five-year term and bears interest at a variable rate based on LIBOR or Euribor plus 70 basis points. As of June 30, 2007, there was $44,855 outstanding with an effective interest rate of 6.0469% and EUR 14,258 outstanding ($19,202) with an effective interest rate of 4.817%. The facility includes customary covenants.

(f)	In December 1998, PLIVA initiated, and in June 2003 updated, a commercial paper program that provides for an aggregate amount of Euro denominated financing not to exceed EUR 250,000 ($336,700) and bears interest at a variable interest rate. As of June 30, 2007, there was EUR 20,000 outstanding ($26,936) yielding 4.507%. Amounts outstanding under this program were subsequently repaid on July 4, 2007, the maturity date.

(g)	On September 9, 2006, PLIVA entered into a dual currency term loan facility pursuant to which the lender provided the borrowers an aggregate amount not to exceed $25,000, available to be drawn in either US dollars or Euros. The facility has a one-year term and bears interest at a variable rate based on LIBOR or Euribor plus a margin which is negotiated at the time the facility is drawn. As of June 30, 2007, there was $25,000 outstanding with an effective interest rate of 5.36% plus a negotiated margin. The facility includes customary covenants.

(h)	In June 2005, PLIVA entered into a EUR 30,000 multi-currency revolving credit facility ($40,404). The facility matures on December 31, 2007 and bears interest at a variable rate based on LIBOR, Euribor or another relevant reference rate plus a margin which is negotiated at the time the facility is drawn. As of June 30, 2007, there was EUR 10,000 outstanding ($13,468) with an effective interest rate of 4.001% plus a negotiated margin. The facility includes customary covenants.
     Principal maturities of existing long-term debt and amounts due on capital leases for the next five years and thereafter are as follows:

Twelve Months Ending June 30,	Total
2009	$212,456
2010	$206,308
2011	$301,316
2012	$1,100,326
2013	$349
Thereafter	$559

Total principal maturities and amounts due on capital leases	$1,821,314
Premium on fixed rate bond (see (e) above)	$2,774

Total debt and capital lease obligations	$1,824,088

11. Accumulated Other Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net income	$45,345	$82,254	$56,917	$158,350
Net unrealized gain (losses) on marketable securities, net of tax	(202)	81	783	278
Net gain (loss) on derivative financial instruments designated as cash flow hedges, net of tax	1,778	—	(435)	—
Net unrealized gain on pension and other post employment benefits, net of tax	—	—	—	—
Net unrealized gain on currency translation adjustments	38,348	—	46,966	—

Total comprehensive income	$85,269	$82,335	$104,231	$158,628

     Accumulated other comprehensive income, as reflected on the balance sheet, is comprised of the following:

	June 30,	December 31,
	2007	2006
Cumulative unrealized gains (losses) on marketable securities, net of tax	$511	$(272)
Cumulative net (loss) gain on derivative financial instruments designated as cash flow hedges, net of tax	(435)	—
Cumulative net unrealized gain on pension and other post employment benefits, net of tax	22	22
Cumulative net unrealized gain on currency translation adjustments	123,816	76,850

Accumulated other comprehensive income	$123,914	$76,600

12. Income Taxes
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109. FIN 48 establishes a single model to address accounting for uncertain tax positions. On January 1, 2007, the Company adopted FIN 48, and as a result, recorded a $4,500 increase in the net liability for unrecognized tax positions, which was entirely recorded as a $4,500 adjustment to the opening balance of goodwill relating to the PLIVA acquisition. The total amount of gross unrecognized tax benefits as of January 1, 2007 was $25,000, and did not change materially as of June 30, 2007. Included in the balance at June 30, 2007 was $13,200 of tax positions that, if recognized, would affect the Company’s effective tax rate. The Company does not believe that the amount of the liability for unrecognized tax benefits will change during the next 52-week period.
     Upon adoption of FIN 48, the Company has elected an accounting policy to classify accrued interest and related penalties relating to unrecognized tax benefits in interest expense. Previously, the Company’s policy was to classify interest and penalties in its income tax provision. The Company had $2,600 accrued for interest and penalties at January 1, 2007 which has not changed materially as of June 30, 2007.
     The Company is currently being audited by the IRS for its June 30 and December 31, 2006 tax years. Prior periods have either been audited or are no longer subject to an IRS audit. Audits in several state jurisdictions are currently underway for tax years 2004 to 2006. The foreign jurisdiction with significant operations currently being audited is Croatia for 2004 and 2005 (tax years that remain subject to examination are 2003 and 2006). Additionally, although Germany and Poland are not currently being audited, the tax years that remain subject to examination in Germany are 2004-2006 and in Poland 2001-2002 and 2004-2006.

13. Stock-based Compensation
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
     The Company recognized stock-based compensation expense for the three months ended June 30, 2007 and 2006 in the amount of $8,133 and $6,265, respectively, and for the six months ended June 30, 2007 and 2006 in the amount of $15,432 and $13,198, respectively. The Company also recorded related tax benefits for the three months ended June 30, 2007 and 2006 in the amount of $2,691 and $1,683, respectively, and for the six months ended June 30, 2007 and 2006 in the amount of $5,103 and $3,936, respectively. The effect on net income from recognizing stock-based compensation for the three months ended June 30, 2007 and 2006 was $5,442 and $4,582, or $0.05 and $0.04 per basic and $0.05 and $0.04 per diluted share, respectively, and for the six months ended June 30, 2007 and 2006 was $10,329 and $9,263, or $0.10 and $0.09 per basic and $0.10 and $0.09 per diluted share, respectively.
     The total number of shares of common stock issuable upon the exercise of stock options and SSARs granted during the six months ended June 30, 2007 and 2006 was 1,177,150 and 92,700, respectively, with weighted-average exercise prices of $50.27 and $64.14, respectively.
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

	Three		Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Average expected term (years)	4	5	4	5
Weighted average risk-free interest rate	5.00%	4.35%	4.55%	4.35%
Dividend yield	0%	0%	0%	0%
Volatility	29.20%	36.85%	29.96%	36.85%
Weighted average grant date fair value	$16.48	$20.70	$15.43	$25.27
     As of June 30, 2007, the aggregate intrinsic value of awards outstanding and exercisable was $100,707 and $88,773, respectively. In addition, the aggregate intrinsic value of awards exercised during the six months ended June 30, 2007 and 2006 were $15,797 and $32,088, respectively. The total remaining unrecognized compensation cost related to unvested awards amounted to $49,262 at June 30, 2007 and is expected to be recognized over the next three years. The weighted average remaining requisite service period of the unvested awards was 25 months.

14. Restructuring
     Management’s plans for the restructuring of the Company’s operations as a result of its acquisition of PLIVA are ongoing. As of June 30, 2007, certain elements of the plan that have been finalized have been recorded as a cost of the acquisition. Plans for other restructuring activities are expected to be completed by October 24, 2007.
     Through June 30, 2007, the Company has recorded restructuring costs primarily associated with severance costs and the costs of vacating certain duplicative PLIVA facilities in the U.S. Certain of these costs were recognized as liabilities assumed in the acquisition. Additionally, further restructuring costs incurred as part of the Company’s restructuring plan in connection with the acquisition will be considered part of the purchase price of PLIVA and will be recorded as an increase in goodwill. The components of the restructuring costs capitalized as a cost of the acquisition are as follows and are included in the generic pharmaceuticals segment:

	Balance			Balance
	as of			as of
	December 31,			June 30,
	2006	Payments	Additions	2007

Involuntary termination of PLIVA employees	$8,277	$1,292	$328	$7,313
Lease termination costs	10,201	—	—	10,201

	$18,478	$1,292	$328	$17,514

     Lease termination costs represent costs incurred to exit duplicative activities of PLIVA. Severance includes accrued severance benefits and costs associated with change-in-control provisions of certain PLIVA employment contracts.
     In addition, in connection with its restructuring of PLIVA’s U.S. operations, the Company incurred $5,974 of severance and retention bonus expense in the six months ended June 30, 2007.
15. Commitments and Contingencies
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
     The Company’s material litigation matters are summarized in its Transition Report on Form 10-K/T for the six month period ended December 31, 2006 and its Form 10-Q for the quarter ended March 31, 2007. Except for the matters summarized below, no material changes have occurred in the Company’s litigation matters since the filing of the Form 10-Q for the first quarter of 2007.
     Antitrust Matters
     Ciprofloxacin (Cipro®) Antitrust Class Actions
     The Company has been named as a co-defendant with Bayer Corporation, The Rugby Group, Inc. and others in approximately 38 class action complaints filed in state and federal courts by direct and indirect purchasers of Ciprofloxacin (Cipro) from 1997 to the present. The complaints allege that the 1997 Bayer-Barr patent litigation settlement agreement was anti-competitive and violated federal antitrust laws and/or state antitrust and consumer protection laws. As previously disclosed, these lawsuits include one pending in Wisconsin. On September 19, 2003, the Circuit Court for the County of Milwaukee dismissed the Wisconsin state class action for failure to state a claim for relief under Wisconsin state law. The Court of Appeals reinstated the complaint on May 9, 2006 and the

Wisconsin Supreme Court affirmed that decision on July 13, 2007, while not reaching the underlying merits of plaintiffs’ case. The matter will now return to the trial court for further proceedings; no schedule or trial date has been set.
     Tamoxifen Antitrust Class Actions
     To date approximately 33 consumer or third-party payor class action complaints have been filed in state and federal courts against Zeneca, Inc., AstraZeneca Pharmaceuticals L.P. and the Company alleging, among other things, that the 1993 settlement of patent litigation between Zeneca and the Company violated the antitrust laws, insulated Zeneca and the Company from generic competition and enabled Zeneca and the Company to charge artificially inflated prices for tamoxifen citrate. A prior investigation of this agreement by the U.S. Department of Justice was closed without further action. On May 19, 2003, the U.S. District Court dismissed the complaints for failure to state a viable antitrust claim. On November 2, 2005, the U.S. Court of Appeals for the Second Circuit affirmed the District Court’s order dismissing the cases for failure to state a viable antitrust claim. On November 30, 2005, plaintiffs petitioned the U.S. Court of Appeals for the Second Circuit for a rehearing en banc. On September 14, 2006, the Court of Appeals denied plaintiffs’ petition for rehearing en banc. On December 13, 2006, plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court. On June 25, 2007, the Supreme Court denied plaintiffs’ petition for writ of certiorari, definitively ending the litigation.
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
     In the actions brought on behalf of the indirect purchasers, the Company has reached an agreement in principle with the class representatives to settle plaintiffs’ claims. On June 27, 2007 and 28, 2007, the court entered an order conditionally certifying a settlement class and preliminarily approving the parties’ settlement. The Court has scheduled a fairness hearing for November 6, 2007. This settlement is conditioned on the number of plaintiffs who exercise their right to opt-out of the settlement class not exceeding the threshold established by the terms of the settlement agreement.
     During the six months ended June 30, 2007, the Company established a reserve (and corresponding charge in selling, general and administrative expenses) of $8,000 related to these and other settlement offers in the Ovcon litigation.
     Government Inquiries
     On October 3, 2006, the FTC notified the Company it was investigating a patent litigation settlement reached in matters pending in the U.S. District Court for the Southern District of New York between the Company and Shire PLC concerning Shire’s Adderall XR product. On June 20, 2007, the Company received a Civil Investigative Demand seeking documents and data. The FTC is investigating whether the Company and the other parties to the litigation have engaged in unfair methods of competition in violation of the Federal Trade Commission Act by entering into agreements relating to Adderall XR and generic alternatives to Adderall XR, or other products for the treatment of attention deficit hyperactivity disorder. The Company believes that its settlement agreement is in compliance with all applicable laws and intends to cooperate with the FTC in its investigation.
16. Segment Reporting
     The Company operates in two reportable business segments: generic pharmaceuticals and proprietary pharmaceuticals. The Company evaluates the performance of its operating segments based on net revenues and gross profit. The Company does not report depreciation expense, total assets or capital expenditures by segment as such information is neither used by management nor accounted for at the segment level. Net product sales and gross profit information for the Company’s operating segments consisted of the following:

Three months ended	Generic		Proprietary					% of
June 30, 2007	Pharmaceuticals	%	Pharmaceuticals	%	Other	%	Consolidated	revenue

Revenues:
Product sales	$486,601	76%	$102,300	16%	$—	—%	$588,901	92%
Alliance and development revenue	—	—%	—	—%	36,423	6%	36,423	6%
Other revenue	—	—%	—	—%	11,626	2%	11,626	2%

Total revenues	$486,601	76%	$102,300	16%	$48,049	8%	$636,950	100%

		Margin		Margin		Margin		Margin
Gross Profit:		%		%		%		%
Product sales	$235,826	48%	$80,435	79%	$—	—%	$316,261	54%
Alliance and development revenue	—	—%	—	—%	36,423	100%	36,423	100%
Other revenue	—	—%	—	—%	6,653	57%	6,653	57%

Total gross profit	$235,826	48%	$80,435	79%	$43,076	90%	$359,337	56%

Three months ended	Generic		Proprietary					% of
June 30, 2006	Pharmaceuticals	%	Pharmaceuticals	%	Other	%	Consolidated	revenue

Revenues:
Product sales	$222,188	63%	$97,431	28%	$—	—%	$319,619	91%
Alliance and development revenue	—	—%	—	—%	32,049	9%	32,049	9%
Other revenue	—	—%	—	—%	—	—%	—	—%

Total revenues	$222,188	63%	$97,431	28%	$32,049	9%	$351,668	100%

		Margin		Margin		Margin		Margin
Gross Profit: (1)		%		%		%		%
Product sales	$145,408	65%	$66,884	69%	$—	—%	$212,292	66%
Alliance and development revenue	—	—%	—	—%	32,049	100%	32,049	100%
Other revenue	—	—%	—	—%	—	—%	—	—%

Total gross profit	$145,408	65%	$66,884	69%	$32,049	100%	$244,341	69%

Six months ended	Generic		Proprietary					% of
June 30, 2007	Pharmaceuticals	%	Pharmaceuticals	%	Other	%	Consolidated	revenue

Revenues:
Product sales	$961,405	78%	$191,314	15%	$—	—%	$1,152,719	93%
Alliance and development revenue	—	—%	—	—%	61,544	5%	61,544	5%
Other revenue	—	—%	—	—%	22,065	2%	22,065	2%

Total revenues	$961,405	78%	$191,314	15%	$83,609	7%	$1,236,328	100%

		Margin		Margin		Margin		Margin
Gross Profit:		%		%		%		%
Product sales	$444,753	46%	$139,567	73%	$—	—%	$584,320	51%
Alliance and development revenue	—	—%	—	—%	61,544	100%	61,544	100%
Other revenue	—	—%	—	—%	10,316	47%	10,316	47%

Total gross profit	$444,753	46%	$139,567	73%	$71,860	86%	$656,180	53%

Six months ended	Generic		Proprietary					% of
June 30, 2006	Pharmaceuticals	%	Pharmaceuticals	%	Other	%	Consolidated	revenue

Revenues:
Product sales	$422,558	62%	$190,582	28%	$—	—%	$613,140	90%
Alliance and development revenue	—	—%	—	—%	65,369	10%	65,369	10%
Other revenue	—	—%	—	—%	—	—%	—	—%

Total revenues	$422,558	62%	$190,582	28%	$65,369	10%	$678,509	100%

		Margin		Margin		Margin		Margin
Gross Profit: (1)		%		%		%		%
Product sales	$274,826	65%	$132,479	70%	$—	—%	$407,305	66%
Alliance and development revenue	—	—%	—	—%	65,369	100%	65,369	100%
Other revenue	—	—%	—	—%	—	—%	—	—%

Total gross profit	$274,826	65%	132,479	70%	$65,369	100%	472,674	70%

(1)	Prior period amounts have been reclassified to include the effect of intangible amortization and conform to the presentation for the three and six months ended June 30, 2007.
     Geographic Information
     The Company’s principal operations are in the United States and Europe. Sales in the United States and the rest of the world (“ROW”) are classified based on the geographic location of the customers. The table below presents net product sales by geographic area based upon geographic location of the customer.
Product sales by geographic area

	Three		Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
United States	$396,930	$318,470	$789,550	$610,230
ROW	191,971	1,149	363,169	2,910

Total product sales	$588,901	$319,619	$1,152,719	$613,140

     The Company operates in more than 30 countries outside the United States. No single foreign country contributes more than 10% to consolidated product sales.
Product sales by therapeutic category
     The Company’s generic and proprietary pharmaceutical segment net product sales are represented in the following therapeutic categories for the following periods:

	Three		Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Contraception	$177,455	$167,263	$342,476	$333,367
Psychotherapeutics	71,513	22,937	138,951	39,230
Cardiovascular	74,688	29,544	141,151	55,208
Antibiotics, antiviral & anti-infectives	50,906	17,040	117,831	30,956
Other (1)	214,339	82,835	412,310	154,379

Total	$588,901	$319,619	$1,152,719	$613,140

(1)	Other includes numerous therapeutic categories, none of which individually exceeds 10% of consolidated product sales.

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
Business Development Activities
     PLIVA Acquisition
     On October 24, 2006, the Company’s wholly owned subsidiary, Barr Laboratories Europe B.V. (“Barr Europe”), completed the acquisition of PLIVA, headquartered in Zagreb, Croatia. Under the terms of the cash tender offer, Barr Europe made a payment of approximately $2.4 billion based on an offer price of HRK 820 (Croatian Kuna (“HRK”)) per share for all shares tendered during the offer period. The transaction closed with 96.4% of PLIVA’s total outstanding share capital being tendered to Barr Europe (17,056,977 of 17,697,419 outstanding shares at the date of the acquisition). Subsequent to the close of the cash tender offer, Barr Europe purchased an additional 337,681 shares on the Croatian stock market for $49.9 million, including 120,150 shares purchased for $18.2 million during the three months ended June 30, 2007 and 187,728 shares totaling $27.9 million during the six months ended June 30, 2007. As the acquisition was structured as a purchase of equity, the amortization of purchase price assigned to assets in excess of PLIVA’s historic tax basis will not be deductible for income tax purposes. With the addition of the treasury shares held by PLIVA, Barr Europe owned or controlled 98.05% of PLIVA’s voting share capital as of June 30, 2007 (17,394,658 of 17,740,016 outstanding shares).
     The fluctuations in our operating results for the three and six months ended June 30, 2007, as compared to the same period ended June 30, 2006, are primarily due to the acquisition of PLIVA. All information, data and figures provided in this report for the three and six months ended June 30, 2006 relate solely to Barr’s financial results and do not include PLIVA.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2007 and June 30, 2006
     The following table sets forth revenue data for the three and six months ended June 30, 2007 and 2006 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Generic products:
Oral contraceptives	$115.9	$107.0	$8.9	8%	$229.1	$208.2	$20.9	10%
Other generics	370.7	115.2	255.5	222%	732.3	214.3	518.0	242%

Total generic products	486.6	222.2	264.4	119%	961.4	422.5	538.9	128%
Proprietary products	102.3	97.3	5.0	5%	191.3	190.5	0.8	0%

Total product sales	588.9	319.5	269.4	84%	1,152.7	613.0	539.7	88%
Alliance and development revenue	36.4	32.1	4.3	13%	61.5	65.4	(3.9)	-6%
Other revenue	11.6	—	11.6	0%	22.1	—	22.1	0%

Total revenues	$636.9	$351.6	$285.3	81%	$1,236.3	$678.4	$557.9	82%

     Product Sales
     Generic Oral Contraceptives
     During the three months ended June 30, 2007, sales of our generic oral contraceptives (“generic OCs”) were $115.9 million. This represents an 8% increase over the prior year period. The increase is primarily due to the launches of Balziva and Jolessa subsequent to June 30, 2006, which accounted for approximately $6.5 million of this increase. The remaining increase is attributable to higher sales of Kariva of $2.5 million, primarily attributable to higher prices, and smaller sales increases in certain other generic OCs. These increases were partially offset by lower sales of Tri Sprintec, which decreased $4.8 million due to lower prices for the three months ended June 30, 2007 as compared to the same period in the prior year.
     During the six months ended June 30, 2007, sales of our generic OCs were $229.1 million, representing a 10% increase over the prior year period, in large part due to full period contributions from the launches of Balziva and Jolessa, as discussed above, which accounted for approximately $12.5 million of the increase. These product launches, combined with higher sales of Kariva of $8.8 million more than offset lower sales of Tri Sprintec, which decreased $9.2 million for the six months ended June 30, 2007.
     Other Generic Products
     During the three months ended June 30, 2007, sales of our other generic products (“Other Generics”) were $370.7 million, up from $115.2 million when compared to the three months ended June 30, 2006, an increase of $255.5 million. This increase was mainly due to $244.4 million of sales attributable to PLIVA products, including sales of Azithromycin of $22.1 million. In addition to higher sales from acquired products, the total sales increase included $34.0 of million in sales of Fentanyl Citrate, our generic version of Cephalon’s ACTIQ which we launched in September 2006. Partially offsetting these increases were lower sales of certain Other Generics, principally a $7.6 million decline in sales of Desmopressin. We launched Desmopressin in July 2005 with 180 days of exclusivity as a result of a successful paragraph IV patent challenge, and this exclusivity continued through February 2006. Since March 2006, competing generic products have reduced our sales of Desmopressin.
     During the six months ended June 30, 2007, sales of our Other Generics products were $732.3 million, up from $214.3 million as compared to the six months ended June 30, 2006, an increase of $518.0 million. This increase was mainly due to $497.3 million of sales attributable to PLIVA products, including sales of Azithromycin of $58.2 million. In addition, we recorded $50.7 million in sales of Fentanyl Citrate during the six months ended June 30,

2007. Partially offsetting these increases were lower sales of certain Other Generics, principally a $13.7 million decline in sales of Desmopressin, for reasons described above.
     Proprietary Products
     During the three months ended June 30, 2007, sales of our proprietary products were $102.3 million, an increase of $5.0 million as compared to the three months ended June 30, 2006. This increase was primarily due to the launches of SEASONIQUE, which contributed $6.5 million, and Adderall IR, which we acquired from Shire and launched in October 2006 and contributed $10.0 million during the period. These increases, combined with $11.7 million of higher sales of Plan B, in part resulting from our over-the-counter (“OTC”) launch in November 2006, more than offset lower sales of SEASONALE of $13.3 million due to the impact of generic competition as well as lower sales of certain other non-promoted proprietary products.
     During the six months ended June 30, 2007, sales of our proprietary products were $191.3 as compared to $190.5 for the six months ended June 30, 2006. New product launches of SEASONIQUE and Antabuse, combined with the acquisition and launch of Adderall IR contributed $36.4 million of total sales during this current period. In addition, we recorded higher sales of Plan B of $17.4 million compared to the same period in the prior year, including contributions from our OTC launch. These increases more than offset $31.4 million of lower sales of SEASONALE, lower sales of Mircette of $7.4 million representing a shift to Kariva our generic version of the product and lower sales of certain other non-promoted proprietary products during the period.
     Alliance and Development Revenue
     During the three months ended June 30, 2007, we recorded $36.4 million of alliance and development revenue, an increase of $4.3 million over the three months ended June 30, 2006. The increase was primarily due to $4.0 million in development revenues earned under our license and development agreement with Shire entered into subsequent to June 30, 2006.
     Alliance and development revenue for the six months ended June 30, 2007 was $61.5 million as compared to $65.4 million in the six months ended June 30, 2006. This decrease of $3.9 was caused principally by a $13.5 million decline in revenues from our profit-sharing arrangement with Teva on generic Allegra. As competition for generic Allegra continues to increase, revenues may decline even more in future periods. In addition, we recorded lower revenues relating to our agreements with Kos Pharmaceuticals relating to Niaspan and Advicor, as described above. These declines were partially offset by an increase of $5.1 million in fees we receive for the development of the Adenovirus vaccine for the U.S. Department of Defense and an increase of $7.0 million in development revenues earned under our license and development agreement with Shire.
     Other Revenue
     We recorded $11.6 million and $22.1 million of other revenue during the three and six months ended June 30, 2007, respectively. This revenue is primarily attributable to non-core operations which include our diagnostics, disinfectants, dialysis and infusions (“DDD&I”) business. This business was acquired through the PLIVA acquisition, and as such, there are no comparable operations for the three and six months ended June 30, 2006.
     Cost of Sales
     The following table sets forth cost of sales data, in dollars, as well as the resulting gross margins expressed as a percentage of product sales (except ‘‘other’’, which is expressed as a percentage of our other revenue line item), for three and six months ended June 30, 2007 and 2006 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Generic products	$250.9	$76.8	$174.1	227%	$516.7	$147.7	$369.0	250%

Gross margin	48.4%	65.5%			46.3%	65.0%

Proprietary products	$21.8	$30.5	$(8.7)	-29%	$51.7	$58.1	$(6.4)	-11%

Gross margin	78.7%	68.7%			73.0%	69.5%

Other revenue	$4.9	$—	$4.9	100%	$11.7	$—	$11.7	100%

Gross margin	58.0%	N/A			47.1%	N/A

Total cost of sales	$277.6	$107.3	$170.3	159%	$580.1	$205.8	$374.3	182%

Gross margin	53.8%	66.4%			50.6%	66.4%
Cost of sales includes the following:
•	our manufacturing and packaging costs for products we manufacture;

•	amortization expense (as discussed further below);

•	the write-off of the step-up in inventory arising from acquisitions, including PLIVA;

•	profit-sharing or royalty payments we make to third parties, including raw material suppliers;

•	the cost of products we purchase from third parties;

•	lower of cost or market adjustments to our inventories; and

•	stock-based compensation expense relating to employees within certain departments that we allocate to cost of sales.
     Prior to December 31, 2006, we included amortization expenses related to acquired product intangibles in selling, general and administrative expenses (“SG&A”) rather than cost of sales. As discussed in our Transition Report, we revised our presentation of amortization expense to include it within cost of sales rather than SG&A. We have adjusted our discussion regarding the quarter ended June 30, 2006 presented below to reflect this change.
     Overall: As a result of our increases in product sales of $269.4 million for the three months ended June 30, 2007 and $539.7 million for the six months then ended, cost of sales on an overall basis more than doubled over the prior year periods. In addition to greater costs associated with increased product sales, cost of sales increased due to higher amortization charges of $29.1 million and $58.2 million for the three and six months ended June 30, 2007, respectively. Also included in cost of sales was a charge of $32.3 million for the six months ended June 30, 2007 relating to the stepped-up value of inventory acquired from PLIVA that we sold during the first quarter. As a result of these expenses combined with generally lower margins on sales of PLIVA products, overall gross margins decreased from 66.4% for each of the three and six months ended June 30, 2006 to 53.8% and 50.6% for the three months and six months ended June 30, 2007, respectively.
     Generics: During the three months ended June 30, 2007 our generics segment cost of sales increased by $174.1 million as compared to the three months ended June 30, 2006 in large part due to the $255.5 million increase in Other Generics sales, as described above, and $22.1 million of higher amortization expense arising primarily from product intangibles created as a result of the PLIVA acquisition. Our generics margins declined from 65.5% to 48.4%. Partially offsetting this decrease in gross margins were higher sales of our Generic OCs and a full quarter of sales of Fentanyl Citrate, both of which positively impacted gross margins in our generics segment.
     During the six months ended June 30, 2007 our generics segment cost of sales increased by $369.0 million as compared to the six months ended June 30, 2006 in large part due to the $518.0 million increase in Other Generics sales, for reasons described above, and $51.1 million of higher amortization expense. When combined with the charge related to the $32.3 million step-up in inventory described above, our generics margins declined from 65.0%

to 46.3%. Partially offsetting this decrease in gross margins were higher sales of our Generic OCs and two full quarters of sales of Fentanyl Citrate, both of which positively impacted gross margins in our generics segment.
     Proprietary: During the three months ended June 30, 2007 our proprietary segment cost of sales decreased by $8.7 million over the three months ended June 30, 2006, resulting in a higher margin of 78.7% compared to 68.7% for the prior year period. The increase is primarily attributable to the launch of SEASONIQUE and a stronger mix of high margin product sales during the current period as compared to the prior year period.
     During the six months ended June 30, 2007 our proprietary segment cost of sales decrease by $6.4 million over the six months ended June 30, 2006, resulting in a higher margin of 73.0% compared to 69.5% for the prior year period for the reasons discussed above.
Selling, General and Administrative Expense
     The following table sets forth selling, general and administrative expense for the three and six months ended June 30, 2007 and 2006 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Selling, general and administrative	$189.4	$104.3	$85.1	82%	$370.2	$182.5	$187.7	103%

Charge included in general and administrative	$—	$22.5	$0	—%	$—	$22.5	$0	—%

     Selling, general and administrative expenses increased by $85.1 million in the three months ended June 30, 2007 as compared to the prior year period. Of this increase, approximately $84.3 million is directly attributable to our PLIVA operating subsidiary, including operating selling and general and administrative expenses. In addition to the expenses attributable to PLIVA, there were increases in general and administrative expenses relating to (1) integration costs of $8.0 million from the PLIVA acquisition and (2) legal, accounting and other consulting fees of $3.7 million.
     Selling, general and administrative expenses increased by $187.7 million in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Of this increase, approximately $161.5 million is directly attributable to PLIVA, including operating selling and general and administrative expenses. There were also increases in general and administrative expenses relating to (1) integration costs of $20.0 million from the PLIVA acquisition, (2) a litigation reserve of $8.0 million and (3) legal, accounting and other consulting fees of $9.4 million.
     Selling, general and administrative expense in the prior year periods include a one-time charge of $22.5 million in settlement of antitrust litigation.
Research and Development
     The following table sets forth research and development expenses and the write-off of acquired in-process research and development (“IPR&D”) for the three and six months ended June 30, 2007 and 2006 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Research and development	$65.4	$36.4	$29.0	80%	$126.7	$74.2	$52.5	71%

Write-off of acquired in-process research and development	$2.8	$—	$2.8	N/A	$4.4	$—	$4.4	N/A

     Research and development increased by $29.0 million in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Of this 80% increase, approximately $21.9 million is directly attributable to our PLIVA subsidiary including salaries, third party research and development, and depreciation costs. The remaining increase is primarily due to a $4.7 million increase in costs associated with bio-studies and clinical trials supporting our generic and proprietary development activities.
     Research and development increased by $52.5 million in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Of this 71% increase, approximately $39.2 million is directly attributable to our PLIVA subsidiary including salaries, third party research and development, and depreciation costs. The remaining increase is primarily due to a $9.4 million increase in costs associated with bio-studies and clinical trials supporting our generic and proprietary development activities.
     During the three and six months ended June 30, 2007, we wrote-off acquired IPR&D of $2.8 million and $4.4 million, respectively.
Interest Income
     The following table sets forth interest income for the three and six months ended June 30, 2007 and 2006 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Interest income	$8.1	$5.7	$2.4	42%	$18.7	$9.9	$8.8	89%

     The increase in interest income for the three and six months ended June 30, 2007 is due to higher interest rates and cash and marketable securities balances during this period as compared to the three and six months ended June 30, 2006.
Interest Expense
     The following table sets forth interest expense for the three and six months ended June 30, 2007 and 2006 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Interest expense	$41.8	$0.3	$41.5	N/M	$83.6	$0.5	$83.1	N/M

     The increase in interest expense for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006 is due to the $2.6 billion of debt the Company incurred in connection with the PLIVA acquisition (both to finance the acquisition and debt assumed from PLIVA). As a result of the incurrence of such debt, the Company estimates that interest expense will be approximately $155 million in 2007.

Other Income (Expense)
     The following table sets forth other income (expense) for the three and six months ended June 30, 2007 and 2006 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Other income (expense)	$3.7	$16.7	$(13.0)	-78%	$4.8	$17.8	$(13.0)	-73%

     Other income and expense decreased by $13.0 million for both the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006. The overall decrease in other income is primarily a result of a $10.3 million gain in the value of a foreign currency option that related to the PLIVA acquisition during the three months ended June 30, 2006. This gain was the result of fluctuations and volatility in the exchange rate between the Dollar and the Euro.
     During the three-month period ended June 30, 2007, the Company unwound a treasury lock on a ten-year U.S. Treasury security that was used to hedge forecast interest payments. The unwinding of this treasury lock resulted in reclassifying a $3.5 million net gain from accumulated other comprehensive income to other income (expense).
Income Taxes
     The following table sets forth income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the three and six months ended June 30, 2007 and 2006 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Income tax expense	$25.5	$43.5	$(18.0)	-41%	$35.2	$85.0	$(49.8)	-59%

Effective tax rate	35.5%	34.6%			37.1%	34.9%
     The Company’s effective tax rate increased in the current quarter to 35.5% from 34.6% in the same period of the prior year. The increase is primarily attributed to effects from the PLIVA acquisition, including: the change in geographic mix of pre-tax income; the negative impact of purchase accounting creating pre-tax losses in lower tax jurisdictions; the negative impact resulting from certain entities with pre-tax losses for which the Company could not recognize a tax benefit; and the change in the current corporate structure creating certain tax inefficiencies, which are expected to diminish over time. The increase was somewhat offset by benefits realized from the enactment of the research and development incentive in Croatia, retroactive to the beginning of the tax year, as well as the release of certain FIN 48 tax liabilities related to audit settlements in various tax jurisdictions.
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

Operating Activities
     Our operating cash flows for the first half of 2007 were $149.5 million compared to $222.6 million in the prior year period. The decrease in cash flows reflects the timing of certain items including (1) an increase in inventories by $19.4 million and (2) a decrease in accounts payable, accrued expenses and other liabilities of $55.4 million.
Investing Activities
     Our net cash provided by investing activities was $23.6 million for the first half of 2007 compared to net cash used in investing activities of $253.5 million for the prior year period. The decrease in net cash used for investing activities was related to higher net sales of marketable securities in the current period of $123.1 million as compared to net purchases of marketable securities of $175.7 million during the prior year period. Offsetting this decrease in net cash used for investing activities over the prior year was an increase in capital spending of $24.9 million, the $27.9 million cost of acquiring additional PLIVA shares, and the $21.2 million cost of product acquisitions.
Financing Activities
     Net cash used in financing activities during the first half of 2007 was $200.5 million compared to net cash provided by financing activities of $25.3 million in the prior year period. The increase in net cash used in financing activities in the current period primarily reflects the $100.0 million principal payment on our $2.0 billion five-year term facility and our prepayment of $100.0 million of our $415.7 million 364-day term facility.
     As of June 30, 2007 the remaining balance on the 364-day term facility was $315.7 million. We expect to pay down the remaining balance on our 364-day term facility, which is due by October 24, 2007, by using existing available liquidity.
     Under Croatian law, our ownership of more than 95% of the voting shares in PLIVA permits us to undertake the necessary actions to acquire the remainder of PLIVA’s outstanding share capital. We plan to initiate this process at a price of HRK 820 per share, the same per share price offered to shareholders during the formal tender period. This process and the subsequent pay out to remaining shareholders is expected to be completed by the end of 2007. We intend to fund the payout from cash balances on hand and anticipate that the remaining investment will be approximately $60 million.
Sufficiency of Cash Resources
     We believe our current cash and cash equivalents, marketable securities, investment balances, cash flows from operations and undrawn amounts under our $300.0 million revolving credit facility are adequate to fund our operations, service our debt requirements, make planned capital expenditures and to capitalize on strategic opportunities as they arise.
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
     There are no updates to our Critical Accounting Policies from those described in our Transition Report on Form 10-K/T for six months ended December 31, 2006. Please see the “Critical Accounting Policies” sections of that report for a comprehensive discussion of our critical accounting policies.
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
     As a result of the implementation of FIN 48, we recorded a $4.5 million increase in the net liability for unrecognized tax positions, which was entirely recorded as a $4.5 million adjustment to the opening balance of goodwill relating to the PLIVA acquisition. The total amount of gross unrecognized tax benefits as of January 1, 2007 was $25.0 million, and did not change materially as of June 30, 2007. Included in the balance at June 30, 2007 was $13.2 million of tax positions that, if recognized, would lower the effective tax rate.
     Upon adoption of FIN 48, we have elected an accounting policy to classify accrued interest and related penalties relating to unrecognized tax benefits in interest expense. Previously, our policy was to classify interest and penalties in its income tax provision. We had $2.6 million accrued for interest and penalties at January 1, 2007 which has not changed materially as of June 30, 2007.
     In June 2007, the American Institute for Certified Public Accountants (“AICPA”) issued a Statement of Position “SOP 07-1”, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide. For those entities that are investment companies under this SOP, this SOP also addresses whether the specialized industry accounting principles of the Guide (referred to as investment company accounting) should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity (referred to as an equity method investor). In addition, this SOP includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor.
     This SOP also provides guidance for determining whether investment company accounting applied by a subsidiary or equity method investee should be retained in the financial statements of the parent company or an equity method investor. This SOP is effective for fiscal years beginning on or after December 15, 2007. We are currently evaluating the impact that the adoption of this statement will have on our consolidated financial statements.
     In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities. EITF 07-3 provides clarification surrounding the accounting for nonrefundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. EITF 07-3 is effective for interim and annual reporting periods beginning after December 15, 2007. We are currently evaluating the impact that adopting this EITF will have on our consolidated financial statements.
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
Interest Rate Risk
     Our exposure to interest rate risk relates primarily to our investment portfolio of approximately $736.3 million, borrowings under our credit facilities of approximately $2,215.7 million and approximately $131.2 million of other debt acquired from PLIVA. Our investment portfolio consists principally of cash and cash equivalents and market auction debt securities primarily classified as “available for sale.” The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in a variety of high credit quality debt securities, including U.S., state and local government and corporate obligations, commercial paper and money market funds. Over 97% of our portfolio matures in less than three months, or is subject to an interest-rate reset date that occurs within that time period. The carrying value of the investment portfolio approximates the market value at June 30, 2007 and the value at maturity.
     We manage the interest rate risk of our net portfolio of investments and debt with the use of financial risk management instruments or derivatives, including interest rate swaps and forward rate agreements.
     As of June 30, 2007, a 10% increase in interest rates would have increased the net interest expense of our combined investment, debt and financial risk management portfolios by $9.8 million per year.
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
     As of June 30, 2007, a 10% depreciation in the value of the U.S. dollar would have resulted in a decrease of $12.2 million in the fair value of the Company’s foreign exchange risk management instruments. These movements would have been offset by movements in the fair value in the opposite direction of the underlying transactions and balance sheet items being hedged.
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

     At the conclusion of the three-month period ended June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 4. Submissions of Matters to a Vote of Security Holders
     The Annual Meeting of the Shareholders of Barr Pharmaceuticals, Inc. was held on May 17, 2007. Of the 109,743,616 shares entitled to vote, 93,960,456 shares were represented at the meeting, either in person or by proxy. The meeting was held for the following purposes:
1.	To elect seven directors. All seven nominees were elected based on the following votes cast:

Director	For:	Withheld:
Paul M. Bisaro	84,516,430	9,444,026
Harold Chefitz	87,787,914	6,172,542
Bruce L. Downey	84,494,024	9,466,432
Richard Frankovic	87,803,774	6,156,682
James Gilmore	48,494,423	45,466,033
Peter Seaver	80,704,107	13,256,349
George P. Stephan	84,276,551	9,683,905
2.	To ratify the Audit Committee’s selection of Deloitte & Touche LLP, an independent registered public accounting firm, as independent auditors for the fiscal year ending December 31, 2007, and the result of such vote was as follows:

For:	Against:	Abstained:	Broker Non-votes
90,006,524	3,880,415	73,515	—
3.	To approve the Barr Pharmaceuticals, Inc. 2007 Stock and Incentive Award Plan, and the result of such vote was as follows:

For:	Against:	Abstained:	Broker Non-votes
62,054,327	15,853,137	133,763	15,919,229
4.	To approve the Barr Pharmaceuticals, Inc. 2007 Executive Officer Incentive Plan, and the result of such vote was as follows:

For:	Against:	Abstained:	Broker Non-votes
88,058,025	5,687,803	214,627	—

Item 5. Other Matters
     As disclosed in Item 4 above, at the Annual Meeting of Shareholders held on May 17, 2007, our shareholders approved (i) the Barr Pharmaceuticals, Inc. 2007 Stock and Incentive Award Plan and (ii) the Barr Pharmaceuticals, Inc. Executive Officer Incentive Plan. Summaries of the material terms of each of these plans are contained in our definitive proxy statement filed with the Securities and Exchange Commission on April 4, 2007 and are incorporated herein by reference. The plan summaries are qualified in their entirety by, as applicable, the Barr Pharmaceuticals, Inc. 2007 Stock and Incentive Award Plan (filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q) and the Barr Pharmaceuticals, Inc. 2007 Executive Officer Incentive Plan (filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q).
Item 6. Exhibits

Exhibit No.	Description

10.1	2007 Stock and Incentive Award Plan (1)

10.2	2007 Executive Officer Incentive Plan (1)

31.1	Certification of Bruce L. Downey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William T. McKee pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-8 on June 29, 2007 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARR PHARMACEUTICALS, INC.
Dated: August 9, 2007	/s/ Bruce L. Downey
Bruce L. Downey
Chairman of the Board and Chief Executive Officer

/s/ William T. McKee
William T. McKee
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)