Form 10-Q
period 2007-09-30
BARR PHARMACEUTICALS INC
filed 2007-11-09
CIK 10081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of October 26, 2007 the registrant had 107,750,550 shares of $0.01 par value common stock outstanding.

BARR PHARMACEUTICALS, INC.

Part I. CONDENSED FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Barr Pharmaceuticals, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$212,329	$231,975
Marketable securities	269,659	673,746
Accounts receivable, net of reserves of $268,175 and $236,577, respectively	473,261	511,136
Other receivables, net	69,215	67,461
Inventories	501,045	426,272
Deferred income taxes	79,076	82,597
Prepaid expenses and other current assets	30,225	35,926
Current assets held for sale	46,407	58,886

Total current assets	1,681,217	2,087,999

Property, plant and equipment, net of accumulated depreciation of $360,699 and $196,709, respectively	1,078,026	1,004,418
Deferred income taxes	38,183	37,872
Marketable securities	20,905	8,946
Other intangible assets, net	1,487,151	1,471,493
Goodwill	276,301	276,449
Long-term assets held for sale	15,050	10,945
Other assets	73,149	63,740

Total assets	$4,669,982	$4,961,862

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$139,593	$137,362
Accrued liabilities	258,753	271,407
Current portion of long-term debt and capital lease obligations	344,969	742,192
Income taxes payable	9,116	21,359
Deferred tax liabilities	855	8,266
Current liabilities held for sale	10,834	31,307

Total current liabilities	764,120	1,211,893

Long-term debt and capital lease obligations	1,804,795	1,935,477
Deferred tax liabilities	209,422	221,259
Long-term liabilities held for sale	2,288	2,580
Other liabilities	100,598	84,327

Commitments & Contingencies (Note 15)

Minority interest	36,283	41,098

Shareholders’ equity:
Preferred stock, $1 par value per share; authorized 2,000,000; none issued	—	—
Common stock, $.01 par value per share; authorized 200,000,000; issued 110,481,923 and 109,536,481, respectively	1,105	1,095
Additional paid-in capital	665,821	610,232
Retained earnings	973,833	877,991
Accumulated other comprehensive income	212,407	76,600
Treasury stock at cost: 2,972,997 shares	(100,690)	(100,690)

Total shareholders’ equity	1,752,476	1,465,228

Total liabilities and shareholders’ equity	$4,669,982	$4,961,862

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Barr Pharmaceuticals, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Product sales	$558,868	$300,881	$1,705,773	$914,021
Alliance and development revenue	31,996	31,489	93,540	96,858
Other revenue	10,521	—	32,576	—

Total revenues	601,385	332,370	1,831,889	1,010,879

Costs and expenses:
Cost of sales	267,331	89,578	844,664	295,413
Selling, general and administrative	190,332	88,695	557,185	271,155
Research and development	60,361	39,969	186,804	114,121
Write-off of in-process research and development	243	—	4,601	—

Earnings from operations	83,118	114,128	238,635	330,190

Interest income	8,462	6,782	27,201	16,729
Interest expense	38,914	1,090	122,481	1,546
Other income (expense), net	6,487	(42,865)	11,677	(25,104)

Earnings before income taxes and minority interest	59,153	76,955	155,032	320,269

Income tax expense	14,451	24,194	49,696	109,158
Minority interest	249	—	(1,662)	—

Net earnings from continuing operations	44,951	52,761	103,674	211,111

Discontinued operations
Loss from discontinued operations, net of taxes	(5,990)	—	(7,796)	—
Loss on disposal of discontinued operations, net of taxes	(36)	—	(36)	—

Net loss from discontinued operations, net of tax	(6,026)	—	(7,832)	—

Net earnings	$38,925	$52,761	$95,842	$211,111

Basic:
Earnings per common share — continuing operations	$0.42	$0.50	$0.97	$1.99
Loss per common share — discontinued operations	(0.05)	—	(0.07)	—

Net earnings per common share — basic	$0.37	$0.50	$0.90	$1.99

Diluted:
Earnings per common share — continuing operations	$0.41	$0.49	$0.95	$1.95
Loss per common share — discontinued operations	(0.05)	—	(0.07)	—

Net earnings per common share — diluted	$0.36	$0.49	$0.88	$1.95

Weighted average shares — basic	107,298	106,311	107,008	106,089

Weighted average shares — diluted	108,852	108,061	108,584	108,187

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Barr Pharmaceuticals, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$95,842	$211,111
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	221,404	53,531
Deferred revenue	(5,037)	(2,223)
Minority interest	1,510	—
Stock-based compensation expense	23,379	20,322
Deferred income tax benefit	(49,129)	(12,723)
Loss on derivative instruments, net	8,591	32,089
Write-off of acquired in-process research and development	4,601	—
Other	(641)	(8,736)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable and other receivables, net	65,644	43,729
Inventories	(41,927)	(6,686)
Prepaid expenses	8,990	(7,426)
Other assets	(1,899)	(7,173)
Increase (decrease) in:
Accounts payable, accrued liabilities and other liabilities	(66,825)	71,389
Income taxes payable	(7,238)	40,822

Net cash provided by operating activities	257,265	428,026

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(80,235)	(36,297)
Proceeds from sale of property, plant and equipment	811	109
Purchases of marketable securities	(1,634,643)	(2,481,570)
Sales of marketable securities	2,032,365	2,409,399
Purchases of derivative instruments	—	(48,900)
Settlement of derivative instruments	(2,586)	1,517
Acquisitions, net of cash acquired	(86,822)	(63,302)
Investment in debt securities	(2,041)	—
Investment in venture funds and other	(482)	(3,627)

Net cash provided by (used in) investing activities	226,367	(222,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	(616,830)	(1,115)
Proceeds from long-term debt and capital leases	70,890	—
Tax benefit of stock incentives	8,245	12,748
Proceeds from exercise of stock options and employee stock purchases	26,581	26,256
Other	871	—

Net cash (used in) provided by financing activities	(510,243)	37,889

Effect of exchange-rate changes on cash and cash equivalents	6,965	—

(Decrease) increase in cash and cash equivalents	(19,646)	243,244
Cash and cash equivalents at beginning of period	231,975	30,010

Cash and cash equivalents at end of period	$212,329	$273,254

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for share and per share amounts)
(unaudited)
1. Basis of Presentation
     Barr Pharmaceuticals, Inc. (“Barr” or the “Company”) is a Delaware holding company whose principal subsidiaries are Barr Laboratories, Inc., Duramed Pharmaceuticals, Inc. (“Duramed”) and PLIVA d.d. (“PLIVA”). The accompanying unaudited interim financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements of Barr Pharmaceuticals, Inc. and its subsidiaries and the accompanying notes that are included in the Company’s Transition Report on Form 10-K/T (the “Transition Report”) for the six-month period ended December 31, 2006 (the “Transition Period”). The Company prepared these condensed consolidated financial statements following the requirements of the Securities and Exchange Commission and generally accepted accounting principles in the United States (“GAAP”) for interim reporting. In management’s opinion, the unaudited financial statements reflect all adjustments (including those that are normal and recurring) that are necessary in the judgment of management for a fair presentation of such statements in conformity with GAAP.
     The consolidated financial statements include all companies which Barr directly or indirectly controls (meaning it has more than 50% of the voting rights in those companies). Investments in companies where Barr holds between 20% and 50% of a company’s voting rights are accounted for by using the equity method, with Barr recording its proportionate share of that company’s net income and shareholders’ equity. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, after elimination of inter-company accounts and transactions.  Non-controlling interests in the Company’s subsidiaries are recorded, net of tax, as minority interest.
     In preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates. All information, data and figures provided in this report for the three and nine months ended September 30, 2006 relate solely to Barr’s financial results and do not include PLIVA’s results.
     Certain amounts in the Company’s prior-period financial statements have been reclassified to conform to the presentation for the three and nine months ended September 30, 2007. Such amounts include the Company’s reclassification of amortization expense from selling, general and administrative expense to cost of sales. See Note 9 below.
2. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adopting this statement will have on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adopting this statement will have on its consolidated financial statements.
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
3. Earnings Per Share
     The following is a reconciliation of the numerators and denominators used to calculate earnings per common share (“EPS”) as presented in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(table in thousands, except per share data)
Numerator for basic and diluted earnings (loss) per share
Net earnings from continuing operations	$44,951	$52,761	$103,674	$211,111
Net loss from discontinued operations	(6,026)	—	(7,832)	—

Net earnings	$38,925	$52,761	$95,842	$211,111

Denominator: Weighted average shares — basic	107,298	106,311	107,008	106,089

Earnings per common share — continuing operations	$0.42	$0.50	$0.97	$1.99
Loss per common share — discontinued operations	(0.05)	—	(0.07)	—

Earnings per common share — basic	$0.37	$0.50	$0.90	$1.99

Denominator: Weighted average shares — diluted	108,852	108,061	108,584	108,187

Earnings per common share — continuing operations	$0.41	$0.49	$0.95	$1.95
Loss per common share — discontinued operations	(0.05)	—	(0.07)	—

Earnings per common share — diluted	$0.36	$0.49	$0.88	$1.95

Calculation of weighted average common shares — diluted

Weighted average shares — basic	107,298	106,311	107,008	106,089
Effect of dilutive options	1,554	1,750	1,576	2,098

Weighted average shares — diluted	108,852	108,061	108,584	108,187

Not included in the calculation of diluted earnings per-share because their impact is antidilutive:
Stock options outstanding	928	146	1,912	58

4. Acquisitions and Business Combinations
PLIVA d.d.
     On October 24, 2006, the Company’s wholly owned subsidiary, Barr Laboratories Europe B.V. (“Barr Europe”), completed the acquisition of PLIVA, headquartered in Zagreb, Croatia. Under the terms of the cash tender offer, Barr Europe made a payment of $2,377,773 based on an offer price of HRK 820 (Croatian Kuna (“HRK”)) per share for all shares tendered during the offer period. The transaction closed with 96.4% of PLIVA’s total outstanding share capital being tendered to Barr Europe (17,056,977 of 17,697,419 outstanding shares at the date of the acquisition). Subsequent to the close of the cash tender offer, Barr Europe purchased an additional 390,809 shares on the Croatian stock market for $58,309, including 53,128 shares totaling $8,432 purchased during the three months ended September 30, 2007 and 240,856 shares totaling $36,372 during the nine months ended September 30, 2007. As the acquisition was structured as a purchase of equity, the amortization of purchase price assigned to assets in excess of PLIVA’s historic tax basis will not be deductible for income tax purposes. With the addition of the treasury shares held by PLIVA, Barr Europe owned or controlled 98.12% of PLIVA’s voting share capital as of September 30, 2007 (17,447,786 of 17,781,524 outstanding shares).
     The purchase price of $36,372 for the 240,856 shares acquired during the nine months ended September 30, 2007 has been allocated to the estimated fair values using the same valuation methodology as employed with shares acquired on October 24, 2006. The fair values attributed to in-process research and development (“IPR&D”) that was expensed during the three months ended September 30, 2007 was $243, and such amount was $4,601 for the nine months ended September 30, 2007. The share purchases in the nine months ended September 30, 2007 resulted in an increase in goodwill of $6,880.
     By October 24, 2007, the Company had finalized the valuation and completed the purchase price allocation for the PLIVA acquisition.
     Refer to Note 9 below for the factors impacting the PLIVA goodwill adjustments.
O.R.C.A.pharm GmbH
     On September 5, 2007, the Company acquired 100% of the outstanding shares of O.R.C.A.pharm GmbH (“ORCA”), a privately owned specialty pharmaceutical company focused on the oncology market in Germany. In accordance with SFAS No. 141, “Business Combinations”, the Company used the purchase method to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed from ORCA are recorded at the date of acquisition, at their respective fair values. The purchase price was $38,060 and includes cash paid of $28,568, accrued amounts of $2,993 for a working capital adjustment and minimum future payments of $6,176 due in 2008 and 2009, and $323 of transaction fees. The Company may also be required to pay up to an additional $11,509 based on the achievement of defined performance milestones for 2007 and 2008. The operating results of ORCA are included in the consolidated financial statements subsequent to the September 5, 2007 acquisition date. As part of the preliminary purchase price allocation the Company has assigned fair values as follows:

Inventory	$3,442
Products acquired	29,327
Goodwill	3,514
Other assets	5,880
Liabilities	(4,103)

Total	$38,060

     The above purchase price allocation is preliminary and is based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. Management believes the available information provides a reasonable basis for allocating the purchase price but the Company is awaiting additional information necessary to finalize the purchase price allocation. The Company expects to finalize the valuation and complete the purchase price allocation as soon as possible but no later than one year from the acquisition date. Under the guidance of SFAS 141, this acquisition is being treated as an immaterial acquisition. As an immaterial acquisition, pro forma financial statements are not required to be presented.

5. Discontinued Operations
     Since its acquisition of PLIVA on October 24, 2006, the Company has been evaluating PLIVA’s operations and has decided to divest or exit certain non-core operations including its operations in Spain and Italy, and its animal health and veterinary business operated by Veterina d.d. (“Veterina”). As a result, as of September 30, 2007, the assets and liabilities relating to Spain and Veterina met the “held for sale” criteria of FAS 144, Accounting for the Impairment or Disposal of Long Lived Assets.
     On September 28, 2007, the Company sold 100% of the outstanding shares in Pliva Pharma, S.p.A., its Italian subsidiary, for $4,001. This resulted in a loss on the sale of $36.
     In connection with the planned divestiture of Veterina, the Company announced on October 5, 2007 that its PLIVA subsidiary had sold 100% of the ordinary shares in Veterina through a public offering in Croatia. The Veterina business has been segregated from continuing operations and is included in assets held for sale and discontinued operations, net of taxes. See Note 17 below for further details.
     The Company’s operations in Spain and Italy are part of the generic pharmaceuticals segment. The Company’s Veterina business is a separate operating segment which does not meet the quantitative thresholds for separate disclosure and, as such, is included in “other” in Note 16 below.
     The following combined amounts of the Company’s operations in Spain and Italy and the Veterina business have been segregated from continuing operations and included in discontinued operations, net of taxes, and loss on sale of discontinued operations in the condensed consolidated statement of operations, as shown below:

	Three Months Ended				Nine Months Ended
	September 30, 2007				September 30, 2007
	Italy	Spain	Veterina	Total	Italy	Spain	Veterina	Total
Revenues
Generics	$2,478	$4,190	$—	$6,668	$8,302	$18,620	$—	$26,922
Other	—	—	7,386	7,386	—	—	23,826	23,826

Total net revenues of discontinued operations	$2,478	$4,190	$7,386	$14,054	$8,302	$18,620	$23,826	$50,748

Loss before income taxes and minority interest	$(518)	$(2,777)	$(2,843)	$(6,138)	$(1,427)	$(4,001)	$(2,285)	$(7,713)
Loss on sale of discontinued operations	(36)	—		(36)	(36)	—	—	(36)
Income tax benefit (expense)	—	—	148	148	—	—	(83)	(83)
Minority interest	—	—	—	—	—	—	—	—

Loss from discontinued operations-net of tax	$(554)	$(2,777)	$(2,695)	$(6,026)	$(1,463)	$(4,001)	$(2,368)	$(7,832)

     The following combined amounts of assets and liabilities related to the Spain and Veterina businesses have been segregated and included in assets held for sale and liabilities held for sale on the Company’s condensed consolidated balance sheet as of September 30, 2007 and December 31, 2006. Assets and liabilities relating to the Italian operations were divested prior to September 30, 2007, however such assets and liabilities are included in assets held for sale at December 31, 2006 in the combined table below:

	September 30,	December 31,
	2007	2006
Accounts receivable, net	$24,743	$21,929
Inventories	19,618	26,139
Prepaid expenses and other current assets	2,046	10,818

Current assets held for sale	46,407	58,886

Property, plant and equipment, net	11,368	5,781
Deferred income taxes	1,267	2,378
Other intangible assets, net	2,297	2,677
Other assets	118	109

Long-term assets held for sale	15,050	10,945

Assets held for sale	$61,457	$69,831

Accounts payable	$7,065	$18,761
Accrued liabilities	3,480	12,293
Current portion of long-term debt and capital lease obligations	289	253

Current liabilities held for sale	10,834	31,307

Long-term debt and capital lease obligations	1,711	1,738
Deferred tax liabilities	457	636
Other liabilities	120	206

Long-term liabilities held for sale	2,288	2,580

Liabilities held for sale	$13,122	$33,887

6. Investments in Marketable Securities
     Investments in Marketable Securities and Debt
     Trading Securities
     The fair value of marketable securities classified as trading at September 30, 2007 and December 31, 2006 was $3,581 and $3,718, respectively, which is included as a component of current marketable securities. Net gains (losses) for the nine-month period ended September 30, 2007 and for the six-month period ended December 31, 2006 were $999 and $(572), respectively. These amounts are included as a component of other income. Of such amount, losses in the amount of $16 are unrealized and relate to securities still held at September 30, 2007.
     Available-for-Sale Securities
     Available-for-sale equity securities include amounts invested in connection with the Company’s excess 401(k) and other deferred compensation plans of $11,259 and $10,293 at September 30, 2007 and December 31, 2006, respectively.
     Available-for-sale debt securities at September 30, 2007 include $243,442 in commercial paper and market auction debt securities and $30,370 in municipal and corporate bonds and federal agency issues. The commercial paper and market auction debt securities are readily convertible into cash at par value with interest rate reset or underlying maturity dates ranging from October 1, 2007 to December 11, 2008. The municipal and corporate bonds and federal agency issues have maturity dates ranging from October 15, 2007 to February 1, 2010.
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
     The unrealized gains (losses) on available-for-sale investments at September 30, 2007 and December 31, 2006 were $875 and $(466), respectively.
7. Derivative Instruments
     Interest Rate Risk
     The Company’s interest-bearing investments, loans and borrowings are subject to interest rate risk. The Company invests and borrows primarily on a variable-rate basis. Depending upon market conditions, the Company may fix the interest rate it either pays or receives by entering into fixed-rate investments and borrowings or through the use of derivative financial instruments.
     During 2007, as reflected in the table below, the Company entered into pay-fixed, receive-floating interest rate swap agreements effectively converting $800,000 of variable-rate debt under unsecured senior credit facilities to fixed-rate debt. The objective of the hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged. With the hedge in place, the sole source of variability to the Company is the interest payments it receives based on changes in LIBOR. The swaps are accounted for in accordance with SFAS No. 133, as amended.
     Derivative financial instruments are measured at fair value and are recognized as assets or liabilities on the balance sheet, with changes in the fair value of the derivatives recognized in either net income (loss) or other comprehensive income (loss), depending on the timing and designated purpose of the derivative. When the Company pays interest on the portion of the debt designated as hedged, the gain or loss on the swap designated as hedging the interest payment will be reclassified from accumulated other comprehensive income into interest expense.
     These derivative instruments are designated as cash flow hedges with the related gains or losses recorded in other comprehensive income (net of tax) with an offsetting amount included in other non-current liabilities. The losses are $4,540 and $0 for the three months ended September 30, 2007 and 2006, respectively, and $4,975 and $0 for the nine months ended September 30, 2007 and 2006, respectively.
     The terms of the interest rate swap agreements that are still in effect as of September 30, 2007 are shown in the following table:

Notional
Principal Amount	Start Date	Maturity Date	Receive Variable Rate	Pay Fixed Rate
$175,000	March-30-07	Jun-30-08	90 day LIBOR	5.253%
$125,000	Jun-30-07	Jun-30-10	90 day LIBOR	5.4735%
$100,000	Jun-30-07	Jun-30-10	90 day LIBOR	5.3225%
$100,000	Sept-30-07	Sept-30-10	90 day LIBOR	4.985%
$100,000	Sept-30-07	Sept-30-09	90 day LIBOR	4.92875%
$100,000	Sept-30-07	Mar-31-09	90 day LIBOR	4.755%
$100,000	Sept-30-07	Sept-30-09	90 day LIBOR	4.83%
     During the nine-month period ended September 30, 2007, the Company unwound a treasury lock on a ten-year U.S. Treasury security used to lock-in the current benchmark interest rate. The treasury lock was previously designated as a cash flow hedge of the Company’s forecasted floating rate interest payments on an anticipated transaction. As of June 30, 2007, this hedging relationship no longer qualified for hedge accounting. Consequently, the unwinding of this treasury lock resulted in a $3,515 net gain reclassified from accumulated other comprehensive income and recorded in other income in the three months ended June 30, 2007.

     Foreign Exchange Risk
     The Company seeks to manage potential foreign exchange risk from foreign subsidiaries by matching each such subsidiary’s revenues and costs in its functional currency. Similarly, the Company seeks to manage the foreign exchange risk relating to assets and liabilities of its foreign subsidiaries by matching the assets and liabilities in the subsidiary’s functional currency. When this is not practical, the Company uses foreign exchange forward contracts or options to manage its foreign exchange risk, as described below.
     The Company entered into foreign exchange forward contracts that serve as economic hedges of certain forecasted foreign currency transactions occurring at various dates through 2007. At September 30, 2007, none of the Company’s remaining foreign exchange derivatives were eligible for hedge accounting, resulting in their changes in fair value being reported in other (expense) income. The gains or losses realized on these instruments at maturity are intended to offset the losses or gains of the transactions they are hedging.
     The table below summarizes the respective fair values of the derivative instruments described above at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Balance Sheet		Balance Sheet
	Assets	Liabilities	Assets	Liabilities
Interest rate swap	$20	$(7,997)	$1,267	$(443)
Forward rate agreements	245	(85)	997	(163)
Foreign exchange forward contracts	820	(4,932)	383	(106)

Total	$1,085	$(13,014)	$2,647	$(712)

8. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2007	2006
Raw materials and supplies	$177,749	$160,345
Work-in-process	99,895	67,798
Finished goods	223,401	198,129

Total inventories	$501,045	$426,272

9. Goodwill and Other Intangible Assets
     Goodwill at December 31, 2006 and September 30, 2007 was as follows:

	Generic	Proprietary
	Pharmaceuticals	Pharmaceuticals	Total
Goodwill balance at December 31, 2006	$228,529	$47,920	$276,449

Additional acquisition of PLIVA shares	6,880	—	6,880
PLIVA goodwill adjustments	(27,648)	—	(27,648)
Currency translation effect	16,959	—	16,959
Goodwill on acquisition of ORCA	3,661	—	3,661

Goodwill balance at September 30, 2007	$228,381	$47,920	$276,301

     PLIVA goodwill adjustments for the nine months ended September 30, 2007 include the following purchase price allocation and valuation revisions made based on additional information available to modify the Company’s initial estimates for certain assets and liabilities.

Current assets (excluding cash)	$(6,686)
Property, plant & equipment	(40,122)
Other non-current assets	291
Current liabilities(1)	4,812
Deferred tax liabilities	6,320
Other liabilities	7,737

Total PLIVA goodwill adjustments	$(27,648)

(1) The initial PLIVA opening balance sheet reflected an accrued liability of $1,500 relating to a potential obligation owing by PLIVA to certain former employees in connection with their allegations of invention rights relating to the process for manufacturing Azithromycin. Upon a Croatian court’s entry of a judgment in favor of the former employees in June 2007, the Company allocated an additional $12,500 as an accrued liability relating to this matter. PLIVA is appealing the decision, and believes it has strong grounds for full or partial reversal on appeal. PLIVA’s obligation to pay any amount to the former employees will not arise unless and until the decision in favor of the former employees is affirmed on appeal.
     Intangible assets at September 30, 2007 and December 31, 2006 consist of the following:

		September 30,			December 31,
	2007			2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-lived intangible assets:
Product licenses	$45,350	$18,876	$26,474	$45,350	$15,624	$29,726
Product rights	1,429,606	179,163	1,250,443	1,301,939	64,788	1,237,151
Land use rights	97,341	1,105	96,236	88,053	166	87,887
Other	28,829	470	28,359	38,626	94	38,532

Total amortized finite-lived intangible assets	1,601,126	199,614	1,401,512	1,473,968	80,672	1,393,296

Indefinite-lived intangible assets — tradenames:	85,639	—	85,639	78,197	—	78,197

Total identifiable intangible assets	$1,686,765	$199,614	$1,487,151	$1,552,165	$80,672	$1,471,493

     The Company’s product licenses, product rights, land use rights and other finite lived intangible assets have weighted average useful lives of approximately 10, 17, 99 and 10 years, respectively. Amortization expense associated with these acquired intangibles was $40,213 and $7,894 for the three months ended September 30, 2007 and 2006, respectively, and $120,262 and $25,406 for the nine months ended September 30, 2007 and 2006, respectively. During the Transition Period (six months ended December 31, 2006), the Company revised the presentation of amortization expense to include this item within cost of sales instead of selling, general and administrative expense. The presentation for the three and nine months ended September 30, 2006 was reclassified to conform to that of the three and nine months ended September 30, 2007.
     The Company reviews the carrying value of its long-lived assets for impairment annually and whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. Fair value is defined as the market price. If the market price is not available, fair value is estimated based on the present value of future cash flows. Such evaluation took place as of July 1, 2007 with no impairment deemed required.
     The annual estimated amortization expense for the next five calendar years on finite-lived intangible assets is as follows:

Years Ending December 31,
2008	$168,084
2009	$154,639
2010	$146,238
2011	$136,047
2012	$126,892
     Included in the finite-lived intangible assets table above are product rights to over 200 intangible assets acquired by the Company over the past five years. The following table disaggregates the values of these product rights into therapeutic categories as of September 30, 2007:

	September 30, 2007
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
Product Rights by Therapeutic Category	Amount	Amortization	Amount	Period

Contraception	$383,412	$56,098	$327,314	18
Antibiotics, antiviral & anti-infectives	227,375	30,864	196,511	10
Cardiovascular	211,704	26,950	184,754	10
Psychotherapeutics	159,818	17,398	142,420	12
Other (1)	447,297	47,853	399,444	10

Total product rights	$1,429,606	$179,163	$1,250,443

(1)	Other includes numerous therapeutic categories, none of which exceeds 10% of the aggregate net book value of product rights.
10. Debt
          A summary of outstanding debt is as follows:

	September 30,	December 31,
	2007	2006
Credit facilities (a)	$1,850,000	$2,415,703
Note due to WCC shareholders (b)	6,500	6,500
Obligation under capital leases (c)	2,176	2,819
Fixed rate bonds (d)	109,130	101,780
Dual-currency syndicated credit facility (e)	65,065	86,287
Euro commercial paper program (f)	47,856	26,334
Dual-currency term loan facility (g)	25,000	25,000
Multi-currency revolving credit facility (h)	42,176	13,167
Other	1,861	79

	2,149,764	2,677,669

Less: current installments of debt and capital lease obligations	344,969	742,192

Total long-term debt	$1,804,795	$1,935,477

(a)	In connection with the closing of the PLIVA acquisition, on October 24, 2006, the Company entered into unsecured senior credit facilities (the “Credit Facilities”) and drew $2,000,000 under a five-year term facility and $415,703 under a 364-day term facility, both of which bear interest at variable rates of LIBOR plus 75 basis points (6.11% at September 30, 2007). The Company is obligated to repay the outstanding principal amount of the five-year term facility in 18 consecutive quarterly installments of $50,000, with the first payment having been made on March 30, 2007, with the balance of $1,100,000 due at maturity in October 2011. The five-year term facility had an outstanding principal balance of $1,850,000 at September 30, 2007. The 364-day term facility was due to mature in October 2007, however the Company repaid it in full on September 28, 2007, using cash on hand. The Credit Facilities include customary covenants, including financial covenants limiting the total indebtedness of the Company on a consolidated basis.
(b)	In February 2004, the Company acquired all of the outstanding shares of Women’s Capital Corporation (“WCC”). In connection with that acquisition, the Company issued a four-year, $6,500 promissory note to WCC’s former shareholders. The note bears a fixed interest rate of 2%. The entire principal amount and all accrued interest is due on February 25, 2008.

(c)	The Company has certain capital lease obligations for machinery, equipment and buildings in the United States and the Czech Republic.
The Company’s debt includes the following liabilities incurred by PLIVA. Debt incurred prior to the acquisition on October 24, 2006 was recorded at fair value based on the prevailing market prices on the acquisition date, pursuant to the provisions of SFAS No. 141 (Euro to U.S. dollar equivalents are based on the exchange rate in effect at September 30, 2007):
(d)	In May 2004, PLIVA issued Euro denominated fixed rate bonds with a face value of EUR 75,000 ($106,308). The bonds mature in 2011 and bear interest at 5.75%, payable semiannually. At the time of the PLIVA acquisition, the aggregate fair value of the bonds was EUR 77,475 ($109,816). The premium over face value of EUR 2,475 ($3,509) is being amortized over the remaining life of the bonds. The amortization for the nine month period ended September 30, 2007 was EUR 484 ($687). The facility includes customary covenants.

(e)	On October 28, 2004, PLIVA entered into a dual-currency syndicated term loan facility pursuant to which the lenders agreed to provide the borrowers up to $250,000, available to be drawn in either US dollars or Euros. The facility has a five-year term and bears interest at a variable rate based on LIBOR or Euribor plus 70 basis points. At September 30, 2007, there was $44,855 outstanding with an effective interest rate of 6.0469% and EUR 14,258 ($20,210) outstanding with an effective interest rate of 4.817%. The facility includes customary covenants. On October 29, 2007, PLIVA repaid $25,095 and EUR 11,348 ($16,085) on this loan facility.

(f)	In December 1998, PLIVA initiated, and in June 2003 updated, a commercial paper program that provides for an aggregate amount of Euro denominated financing not to exceed EUR 250,000 ($354,375) and bears interest at a variable interest rate. As of September 30, 2007, there was EUR 33,823 ($47,856) outstanding at an effective interest rate of 5.51%. Subsequently on October 5, 2007, EUR 20,000 ($28,350) has been drawn under this program, with such amount due to be repaid on December 19, 2007.

(g)	On September 9, 2006, PLIVA entered into a dual currency term loan facility pursuant to which the lender agreed to provide the borrowers up to $25,000, available to be drawn in either US dollars or Euros at a variable rate based on LIBOR or Euribor plus a negotiated margin. On September 7, 2007, the facility was amended and extended for an additional two-year term. At September 30, 2007, there was $25,000 outstanding with an effective interest rate of 5.72% plus a negotiated margin. The facility includes customary covenants.

(h)	In June 2005, PLIVA entered into a EUR 30,000 multi-currency revolving credit facility ($42,176). The facility matures on December 31, 2007 and bears interest at a variable rate based on LIBOR, Euribor or another relevant reference rate plus a negotiated margin. At September 30, 2007, there was EUR 30,000 ($42,176) outstanding with an effective interest rate of 4.36% plus a negotiated margin. The facility includes customary covenants.

             Principal maturities of existing long-term debt and amounts due on capital leases for the periods set forth in the table below are as follows:

Twelve Months Ending September 30,	Total
2009	$237,847
2010	$206,269
2011	$256,634
2012	$1,100,343
2013	$367
Thereafter	$513

Total principal maturities and amounts due on long-term debt and capital obligations	$1,801,973
Premium on fixed rate bond (see (d) above)	$2,822

Total long-term debt and capital lease obligations	$1,804,795

11. Accumulated Other Comprehensive Income

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net income	$38,925	$52,761	$95,842	$211,111
Net unrealized gain on marketable securities, net of tax	404	206	1,187	484
Net (loss) on derivative financial instruments designated as cash flow hedges, net of tax	(4,540)	—	(4,975)	—
Net unrealized gain on currency translation adjustments	92,629	—	139,595	—

Total comprehensive income	$127,418	$52,967	$231,649	$211,595

     Accumulated other comprehensive income, as reflected on the balance sheet, is comprised of the following:

	September 30,	December 31,
	2007	2006
Cumulative unrealized gain (loss) on marketable securities, net of tax	$915	$(272)
Cumulative net (loss) on derivative financial instruments designated as cash flow hedges, net of tax	(4,975)	—
Cumulative net unrealized gain on pension and other post employment benefits, net of tax	22	22
Cumulative net unrealized gain on currency translation adjustments	216,445	76,850

Accumulated other comprehensive income	$212,407	$76,600

12. Income Taxes
     In June 2006, the FASB issued FIN No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement 109. FIN 48 establishes a single model to address accounting for uncertain tax positions. On January 1, 2007, the Company adopted FIN 48, and as a result, recorded a $4,500 increase in the net liability for unrecognized tax positions, which was entirely recorded as a $4,500 adjustment to the opening balance of goodwill relating to the PLIVA acquisition. The total amount of gross unrecognized tax benefits as of January 1, 2007 was $25,000, and did not change materially as of September 30,

2007. Included in the balance at September 30, 2007 was $13,200 of tax positions that, if recognized, would affect the Company’s effective tax rate. The Company does not believe that the amount of the liability for unrecognized tax benefits will materially change during the next 52-week period.
     Upon adoption of FIN 48, the Company elected an accounting policy to classify accrued interest and related penalties relating to unrecognized tax benefits in interest expense. Previously, the Company’s policy was to classify interest and penalties in its income tax provision. The Company had $2,600 accrued for interest and penalties at September 30, 2007.
     The Company is currently being audited by the IRS for its June 30 and December 31, 2006 tax years. Prior periods have either been audited or are no longer subject to an IRS audit. Audits in several state jurisdictions are currently underway for tax years 2004 to 2006. The foreign jurisdictions with significant operations currently being audited are Croatia for 2004 and 2005 (tax years that remain subject to examination are 2003 and 2006), Czech Republic for 2003 to 2005 (tax year that remains subject to examination is 2006) and Hungary for 2005 and 2006 (tax years that remain subject to examination are 2002-2005). Additionally, although Germany and Poland are not currently being audited, the tax years that remain subject to examination in Germany are 2004-2006 and in Poland 2001-2002 and 2004-2006.
     During the three months ended September 30, 2007, the German government enacted new tax legislation reducing the statutory corporate tax rate from 39% to 30%, effective January 1, 2008. The change reduced the Company’s deferred tax liability and income tax provision by approximately $9,600 during the quarter.
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
     The Company utilized the modified prospective transition method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, is recognized in net earnings in the periods after the date of adoption.
     The Company recognized stock-based compensation expense for the three months ended September 30, 2007 and 2006 of $7,947 and $7,124, respectively, and for the nine months ended September 30, 2007 and 2006 of $23,379 and $20,322, respectively. The Company also recorded related tax benefits for the three months ended September 30, 2007 and 2006 of $2,771 and $2,125, respectively, and for the nine months ended September 30, 2007 and 2006 of $7,874 and $6,061, respectively. The effect on net income from recognizing stock-based compensation for the three months ended September 30, 2007 and 2006 was $5,176 and $4,999, or $0.05 per basic and $0.05 per diluted share, respectively, and for the nine months ended September 30, 2007 and 2006 was $15,505 and $14,261, or $0.14 and $0.13 per basic and $0.14 and $0.13 per diluted share, respectively.
     The total number of shares of common stock issuable upon the exercise of stock options and SSARs granted during the nine months ended September 30, 2007 and 2006 was 1,439,950 and 1,691,100 respectively, with weighted-average exercise prices of $51.10 and $49.65, respectively.
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

	Three		Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Average expected term (years)	4	5	4	5
Weighted average risk-free interest rate	5.00%	5.10%	4.64%	5.06%
Dividend yield	0%	0%	0%	0%
Volatility	29.20%	32.18%	29.81%	32.41%
Weighted average grant date fair value	$17.03	$18.27	$15.71	$18.65
     As of September 30, 2007, the aggregate intrinsic value of awards outstanding and exercisable was $142,873 and $123,195, respectively. In addition, the aggregate intrinsic value of awards exercised during the nine months ended September 30, 2007 and 2006 was $26,723 and $35,978, respectively. The total remaining unrecognized compensation cost related to unvested awards amounted to $45,759 at September 30, 2007 and is expected to be recognized over the next three years. The weighted average remaining requisite service period of the unvested awards was 24 months.
14. Restructuring
     Management’s plans for the restructuring of the Company’s operations as a result of its acquisition of PLIVA are completed. As of September 30, 2007, certain elements of the plan have been recorded as a cost of the acquisition.
     Through September 30, 2007, the Company has recorded restructuring costs primarily associated with severance costs and the costs of vacating certain duplicative PLIVA facilities in the U.S. Certain of these costs were recognized as liabilities assumed in the acquisition. The components of the restructuring costs capitalized as a cost of the acquisition are as follows and are included in the generic pharmaceuticals segment:

	Balance			Balance
	as of			as of
	December 31,			September 30,
	2006	Payments	Additions	2007

Involuntary termination of PLIVA employees	$8,277	$7,005	$328	$1,600
Lease termination costs	10,201	177	—	10,024

	$18,478	$7,182	$328	$11,624

     Lease termination costs represent costs incurred to exit duplicative activities of PLIVA. Severance includes accrued severance benefits and costs associated with change-in-control provisions of certain PLIVA employment contracts.
     In addition, in connection with its restructuring of PLIVA’s U.S. operations, the Company incurred $7,044 of severance and retention bonus expense in the nine months ended September 30, 2007.
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
     The Company’s material litigation matters are summarized in its Transition Report on Form 10-K/T for the six month period ended December 31, 2006 and its Form 10-Qs for the quarters ended March 31, 2007 and June 30, 2007. Except for the matters summarized below, no material changes have occurred in the Company’s litigation matters since June 30, 2007.
     Fexofenadine Hydrochloride Suit
     On November 14, 2006, Sanofi-Aventis sued the Company and Teva in the U.S. District Court for the Eastern District of Texas, alleging that Teva’s fexofenadine hydrochloride tablets infringe a patent directed to a certain crystal form of fexofenadine hydrochloride, and that the Company induced Teva’s allegedly infringing sales. On November 21, 2006, Sanofi-Aventis filed an amended complaint in the same court, asserting that the Company’s fexofenadine hydrochloride tablets infringe a different patent directed to a different crystal form of fexofenadine hydrochloride. On January 12, 2007, the Company moved to dismiss the suit against Barr Pharmaceuticals, answered the complaint on behalf of Barr Laboratories, denied the allegations against it, and moved to transfer the action to the U.S. District Court for New Jersey. On September 27, 2007, the U.S. District Court for the Eastern District of Texas granted the Company’s motion to transfer the case to the U.S. District Court for New Jersey and denied Barr Pharmaceutical, Inc.’s motion to dismiss as moot.
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
     On November 2, 2007, the Company and the other defendants in the federal litigation filed a motion with the United States Court of Appeals for the Second Circuit, asking the court to immediately transfer the case to the United States Court of Appeals for the Federal Circuit or, in the alternative, to summarily affirm the district court’s judgment in favor of all defendants, based on the Second Circuit’s ruling in the Tamoxifen antitrust case.
     On September 19, 2003, the Circuit Court for the County of Milwaukee dismissed the Wisconsin state class action for failure to state a claim for relief under Wisconsin state law. The Court of Appeals reinstated the complaint on May 9, 2006 and the Wisconsin Supreme Court affirmed that decision on July 13, 2007, while not addressing the underlying merits of plaintiffs’ case. The matter has now returned to the trial court for further proceedings; no schedule or trial date has been set.
     On April 13, 2005, the Superior Court of San Diego, California ordered a stay of the California state class actions until after the resolution of any appeal in the MDL case. Plaintiffs have requested that the court lift the stay. A hearing on the matter is currently scheduled for November 8, 2007.
     Ovcon Antitrust Proceedings
     To date, the Company has been named as a co-defendant with Warner Chilcott Holdings, Co. III, Ltd. and others in complaints filed in federal courts by the Federal Trade Commission, 34 state Attorneys General and certain private class action plaintiffs claiming to be direct or indirect purchasers of Ovcon-35®. These actions, the first of which was filed by the FTC in December 2005, allege, among other things, that a March 24, 2004 agreement between the Company and Warner Chilcott (then known as Galen Holdings PLC) constitutes an unfair method of competition, is anticompetitive and restrains trade in the market for Ovcon-35® and its generic equivalents.
     During the quarter ended September 30, 2007, the Company and counsel for the FTC reached an agreement in principle, subject to FTC approval, to settle the FTC’s lawsuit against the Company. Under the proposed settlement, the FTC would dismiss its case against the Company, and the Company would agree to refrain from entering into exclusive supply agreements in certain non-patent challenge situations where the Company is an ANDA holder and the party being supplied is the NDA holder. On September 28, 2007, the Company and the FTC filed a joint motion with the district court seeking to stay the FTC’s case, pending FTC approval of the proposed settlement. On November 1, 2007, the FTC unanimously approved the proposed settlement. The Company anticipates that the proposed settlement will be finalized shortly, resulting in the dismissal of the FTC’s lawsuit against the Company.
     The court has ordered dispositive motions in the States’ case to be filed by November 14, 2007. The court has not yet set a trial date.
     In the actions brought on behalf of the direct purchasers, on October 22, 2007, the Court granted plaintiffs’ motion to certify a class on behalf of all entities that purchased Ovcon 35® directly from Warner Chilcott (or its affiliated companies) from April 22, 2004. Fact and expert discovery are now closed. The Court has ordered dispositive motions to be filed by November 14, 2007. No trial date has been set.
     In the actions brought on behalf of the indirect purchasers, the Company reached an agreement in principle with the class representatives to settle plaintiffs’ claims. On June 27 and 28, 2007, the court entered orders conditionally certifying a settlement class and preliminarily approving the parties’ settlement agreement. The court has scheduled a fairness hearing for November 6, 2007. This settlement is conditioned on the number of plaintiffs who exercise their right to opt-out of the settlement class not exceeding the threshold established by the terms of the settlement agreement.
     During the three and nine months ended September 30, 2007, the Company recorded charges in the amounts of $7,250 and $15,250 related to these and other settlement offers in the Ovcon litigation.
     Medicaid Reimbursement Cases
     The Company and numerous other pharmaceutical companies have been named as defendants in separate actions brought by the states of Alabama, Alaska, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, South Carolina and Utah, the City of New York, and numerous counties in New York. In each of these matters, the plaintiffs seek to recover damages and other relief for alleged overcharges for prescription medications paid for or reimbursed by their respective Medicaid programs, with some states also pursuing similar allegations based on the reimbursement of drugs under Medicare Part B or the purchase of drugs by a state health plan (for example, South Carolina).
     In the Massachusetts case, the parties have reached a settlement under which the Company has denied any wrongdoing, and a stipulation of dismissal has been filed with the court.
     The State of Iowa case was filed in federal court in Iowa on October 9, 2007. The matter is at an early stage. No trial date has been set.
     The State of Utah case was filed in state court in Utah on September 21, 2007. The matter is at an early stage. No trial date has been set.
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

Three months ended	Generic		Proprietary					% of
September 30, 2007	Pharmaceuticals	%	Pharmaceuticals	%	Other	%	Consolidated	revenue

Revenues:
Product sales	$434,190	72%	$124,678	21%	$—	—%	$558,868	93%
Alliance and development revenue	—	—%	—	—%	31,996	5%	31,996	5%
Other revenue	—	—%	—	—%	10,521	2%	10,521	2%

Total revenues	$434,190	72%	$124,678	21%	$42,517	7%	$601,385	100%

		Margin		Margin		Margin		Margin
Gross Profit:		%		%		%		%
Product sales	$202,989	47%	$94,717	76%	$—	—%	$297,706	53%
Alliance and development revenue	—	—%	—	—%	31,996	100%	31,996	100%
Other revenue	—	—%	—	—%	4,352	41%	4,352	41%

Total gross profit	$202,989	47%	$94,717	76%	$36,348	85%	$334,054	56%

Three months ended	Generic		Proprietary					% of
September 30, 2006	Pharmaceuticals	%	Pharmaceuticals	%	Other	%	Consolidated	revenue

Revenues:
Product sales	$197,595	60%	$103,286	31%	$—	—%	$300,881	91%
Alliance and development revenue	—	—%	—	—%	31,489	9%	31,489	9%
Other revenue	—	—%	—	—%	—	—%	—	—%

Total revenues	$197,595	60%	$103,286	31%	$31,489	9%	$332,370	100%

		Margin		Margin		Margin		Margin
Gross Profit: (1)		%		%		%		%
Product sales	$132,047	67%	$79,256	77%	$—	—%	$211,303	70%
Alliance and development revenue	—	—%	—	—%	31,489	100%	31,489	100%
Other revenue	—	—%	—	—%	—	—%	—	—%

Total gross profit	$132,047	67%	$79,256	77%	$31,489	100%	$242,792	73%

Nine months ended	Generic		Proprietary					% of
September 30, 2007	Pharmaceuticals	%	Pharmaceuticals	%	Other	%	Consolidated	revenue

Revenues:
Product sales	$1,389,781	76%	$315,992	17%	$—	—%	$1,705,773	93%
Alliance and development revenue	—	—%	—	—%	93,540	5%	93,540	5%
Other revenue	—	—%	—	—%	32,576	2%	32,576	2%

Total revenues	$1,389,781	76%	$315,992	17%	$126,116	7%	$1,831,889	100%

		Margin		Margin		Margin		Margin
Gross Profit:		%		%		%		%
Product sales	$647,261	47%	$231,767	73%	$—	—%	$879,028	52%
Alliance and development revenue	—	—%	—	—%	93,540	100%	93,540	100%
Other revenue	—	—%	—	—%	14,657	45%	14,657	45%

Total gross profit	$647,261	47%	$231,767	73%	$108,197	86%	$987,225	54%

Nine months ended	Generic		Proprietary					% of
September 30, 2006	Pharmaceuticals	%	Pharmaceuticals	%	Other	%	Consolidated	revenue

Revenues:
Product sales	$620,153	61%	$293,868	29%	$—	—%	$914,021	90%
Alliance and development revenue	—	—%	—	—%	96,858	10%	96,858	10%
Other revenue	—	—%	—	—%	—	—%	—	—%

Total revenues	$620,153	61%	$293,868	29%	$96,858	10%	$1,010,879	100%

		Margin		Margin		Margin		Margin
Gross Profit: (1)		%		%		%		%
Product sales	$406,873	66%	$211,735	72%	$—	—%	$618,608	68%
Alliance and development revenue	—	—%	—	—%	96,858	100%	96,858	100%
Other revenue	—	—%	—	—%	—	—%	—	—%

Total gross profit	$406,873	66%	211,735	72%	$96,858	100%	715,466	71%

(1)	Prior period amounts have been reclassified to include the effect of intangible amortization and to conform to the presentation for the three and nine months ended September 30, 2007.
     Geographic Information
     The Company’s principal operations are in the United States and Europe. Sales in the United States and the rest of the world (“ROW”) are classified based on the geographic location of the customers. The table below presents net product sales by geographic area based upon geographic location of the customer.
Product sales by geographic area

	Three		Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
United States	$399,816	$299,365	$1,189,366	$909,595
ROW	159,052	1,516	516,407	4,426

Total product sales	$558,868	$300,881	$1,705,773	$914,021

     The Company operates in more than 30 countries outside the United States. No single foreign country contributes more than 10% to consolidated product sales.

Product sales by therapeutic category
     The Company’s generic and proprietary pharmaceutical segment net product sales are represented in the following therapeutic categories for the following periods:

	Three		Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Contraception	$188,192	$198,933	$530,668	$532,300
Psychotherapeutics	62,190	11,905	201,141	51,135
Cardiovascular	63,240	18,800	204,391	74,008
Antibiotics, antiviral & anti-infectives	51,074	11,957	168,905	42,913
Other (1)	194,172	59,286	600,668	213,665

Total	$558,868	$300,881	$1,705,773	$914,021

(1)	Other includes numerous therapeutic categories, none of which individually exceeds 10% of consolidated product sales.
17. Subsequent events
     In connection with the planned divestiture of its non-core animal health business (“Veterina”), in October 2007 the Company’s PLIVA subsidiary sold 100% of the ordinary shares in Veterina through a public offering in Croatia for approximately $35,900.

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
Business Development Activities
     PLIVA Acquisition
     On October 24, 2006, the Company’s wholly owned subsidiary, Barr Laboratories Europe B.V. (“Barr Europe”), completed the acquisition of PLIVA, headquartered in Zagreb, Croatia. Under the terms of the cash tender offer, Barr Europe made a payment of approximately $2.4 billion based on an offer price of HRK 820 (Croatian Kuna (“HRK”)) per share for all shares tendered during the offer period. The transaction closed with 96.4% of PLIVA’s total outstanding share capital being tendered to Barr Europe (17,056,977 of 17,697,419 outstanding shares at the date of the acquisition). Subsequent to the close of the cash tender offer, Barr Europe purchased an additional 390,809 shares on the Croatian stock market for $58.3 million, including 53,128 shares purchased for $8.4 million during the three months ended September 30, 2007 and 240,856 shares purchased for $36.4 million during the nine months ended September 30, 2007. As the acquisition was structured as a purchase of equity, the amortization of purchase price assigned to assets in excess of PLIVA’s historic tax basis will not be deductible for income tax purposes. With the addition of the treasury shares held by PLIVA, Barr Europe owned or controlled 98.12% of PLIVA’s voting share capital as of September 30, 2007 (17,447,786 of 17,781,524 outstanding shares).
     O.R.C.A.pharm GmbH Acquisition
     On September 5, 2007 the Company acquired 100% of the outstanding shares of O.R.C.A.pharm GmbH (“ORCA”), a privately owned specialty pharmaceutical company focused on the oncology market in Germany. In accordance with SFAS No. 141, “Business Combinations”, the Company used the purchase method to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed from ORCA are recorded at the date of acquisition at their respective fair values. The purchase price was $38.0 million and the Company may also be required to pay up to an additional $11.5 million based on the achievement of defined performance milestones for 2007 and 2008.
     Pliva Pharma, S.p.A. Divestiture
     On September 28, 2007 our PLIVA subsidiary sold 100% of the outstanding shares in Pliva Pharma, S.p.A., its Italian subsidiary, for $3.8 million. This resulted in a loss on the sale of $0.04 million. For the nine months ended September 30, 2007, the results of operations for the Italian subsidiary have been segregated from continuing operations in our condensed consolidated statement of operations and are included in discontinued operations, net of taxes, along with the $0.04 million loss being recorded as a loss on the sale of the discontinued operations, net of taxes.
     Veterina d.d. IPO
     Subsequent to the end of the quarter, our PLIVA subsidiary sold Veterina, a non-core business unit, for approximately $35.9 million, in an offering of shares to the Croatian public. For the nine months ended September 30, 2007, the assets and liabilities associated with Veterina were classified as “held for sale” in accordance with FAS 144, Accounting for the Impairment or Disposal of Long Lived Assets. The results of operations for Veterina have been segregated from continuing operations and are included in discontinued operations, net of taxes.

     The fluctuations in our operating results for the three and nine months ended September 30, 2007, as compared to the same periods ended September 30, 2006, are primarily due to the acquisition of PLIVA. All information, data and figures provided in this report for the three and nine months ended September 30, 2006 relate solely to Barr’s financial results and do not include PLIVA.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2007 and September 30, 2006
     The following table sets forth revenue data for the three and nine months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Generic products:
Oral contraceptives	$112.0	$121.4	$(9.4)	-8%	$341.1	$329.6	$11.5	3%
Other generics	322.2	76.2	246.0	323%	1,048.7	290.6	758.1	261%

Total generic products	434.2	197.6	236.6	120%	1,389.8	620.2	769.6	124%
Proprietary products	124.7	103.3	21.4	21%	316.0	293.8	22.2	8%

Total product sales	558.9	300.9	258.0	86%	1,705.8	914.0	791.8	87%
Alliance and development revenue	32.0	31.5	0.5	2%	93.5	96.9	(3.4)	-4%
Other revenue	10.5	—	10.5	100%	32.6	—	32.6	100%

Total revenues	$601.4	$332.4	$269.0	81%	$1,831.9	$1,010.9	$821.0	81%

     Product Sales
     Generic Oral Contraceptives
     During the three months ended September 30, 2007, sales of our generic oral contraceptives (“Generic OCs”) were $112.0 million, representing an 8% decrease from the prior year period. The decrease is primarily due to lower sales of Jolessa of $7.2 million and lower sales of certain other Generic OCs totaling approximately $10.7 million. These declines were partially offset by higher sales of Kariva of $4.6 million, due to higher prices, and contributions from Balziva of $3.9 million, which we launched subsequent to September 30, 2006.
     During the nine months ended September 30, 2007, sales of our Generic OCs were $341.1 million, representing a 3% increase over the prior year period. The increase was due to a full period of contribution from Balziva, which accounted for $8.4 million of the increase, combined with higher sales of Kariva of $13.4 million, due to both volume and price increases. These increases more than offset lower sales of Tri-Sprintec, which decreased by $10.9 million from the prior year period.
     Other Generic Products
     During the three months ended September 30, 2007, sales of our other generic products (“Other Generics”) were $322.2 million, up from $76.2 million in the prior year period, an increase of $246.0 million. This increase was mainly due to $214.1 million of sales attributable to PLIVA products, including sales of Azithromycin of $26.1 million. In addition to higher sales from acquired PLIVA products, the total sales increase included $18.7 million of higher sales of Fentanyl Citrate, our generic version of Cephalon’s ACTIQ that we launched in late September 2006.
     During the nine months ended September 30, 2007, sales of our Other Generics were $1,048.7 million, up from $290.6 million as compared to the nine months ended September 30, 2006, an increase of $758.1 million. This increase was mainly due to $705.5 million of sales attributable to PLIVA products, including sales of Azithromycin of $84.3 million. In addition, we recorded $69.4 million in higher sales of Fentanyl Citrate during the nine months ended September 30, 2007. Partially offsetting these increases were lower sales of certain Other Generics, principally a $14.3 million decline in sales of Desmopressin due to lower volume and prices.
     Proprietary Products
     During the three months ended September 30, 2007, sales of our proprietary products were $124.7 million, an increase of $21.4 million as compared to the three months ended September 30, 2006. This increase was primarily due to $16.4 million of higher sales of Plan B, in part resulting from our over-the-counter (“OTC”) launch in November 2006. In addition, $9.2 million in sales of Adderall IR, which we acquired from Shire and launched in October 2006, and approximately $7.4 million of sales through our Odyssey subsidiary, which we acquired in the PLIVA transaction, contributed to this overall increase. These increases combined with other increases of our proprietary products more than offset lower sales of SEASONALE of $14.7 million due to the impact of generic competition. During the three months ended September 30, 2007, customer buying patterns may have contributed to our overall sales increase, and as such we expect that proprietary sales during our December 31, 2007 quarter will be lower than in the prior quarter.
     During the nine months ended September 30, 2007, sales of our proprietary products were $316.0 million, an increase of $22.2 million as compared to the nine months ended September 30, 2006. Contributions from our launch of SEASONIQUE during this period, combined with the acquisition of Adderall IR and product sales recorded through our Odyssey subsidiary, contributed $59.7 million of total sales during the current period. In addition, we recorded higher sales of Plan B of $33.8 million compared to the same period in the prior year, including contributions from our Plan B OTC launch. These increases more than offset $46.2 million of lower sales of SEASONALE, lower sales of Mircette of $7.7 million representing a shift to Kariva, our generic version of the product, and lower sales of approximately $25.1 million of certain non-promoted proprietary products during the period.
     Alliance and Development Revenue
     During the three months ended September 30, 2007, we recorded $32.0 million of alliance and development revenue, up slightly from the $31.5 million in the prior year period. Revenues earned under our license and development agreement with Shire increased by $3.2 million and fees associated with the development of the Adenovirus vaccine for the U.S. Department of Defense increased by $1.3 million. Offsetting these increases were decreases of $2.0 million from our profit-sharing arrangement with Teva on generic Allegra and a decrease of $2.5 million in revenues relating to our agreements with Kos Pharmaceuticals (“Kos”) relating to Niaspan and Advicor.
     Alliance and development revenue for the nine months ended September 30, 2007 was $93.5 million, down slightly from $96.9 million in the nine months ended September 30, 2006. This decrease of $3.4 million was caused principally by a $15.5 million decline in revenues from our profit-sharing arrangement with Teva on generic Allegra. As competition for generic Allegra continues to increase, we expect that revenues will decline in future periods. In addition, we recorded lower revenues relating to our agreements with Kos relating to Niaspan and Advicor of $5.0 million. These declines were partially offset by an increase of $10.1 million in development revenues earned under our license and development agreement with Shire and an increase in fees we receive for the development of the Adenovirus vaccine of $6.4 million.
     We expect that revenues under our agreements with Kos will be lower in the December 2007 quarter than in the current quarter due to the annual dollar limit applied to our royalties. While the annual limit increases each year during the term of our arrangement, the royalty rate and the Company’s promotion-related requirements declined in 2007 compared to 2006, which now remains fixed throughout the remaining term of the agreement.
     Other Revenue
     We recorded $10.5 million and $32.6 million of other revenue during the three and nine months ended September 30, 2007, respectively. This revenue is primarily attributable to non-core operations which include our diagnostics, disinfectants, dialysis and infusions business. This business was acquired through the PLIVA acquisition, and as such, there are no comparable operations for the three and nine months ended September 30, 2006.

     Cost of Sales
     The following table sets forth cost of sales data, in dollars, as well as the resulting gross margins expressed as a percentage of product sales (except “other”, which is expressed as a percentage of our other revenue line item), for the three and nine months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Generic products	$231.3	$65.6	$165.7	253%	$742.5	$213.3	$529.2	248%

Gross margin	46.7%	66.8%			46.6%	65.6%

Proprietary products	$30.0	$24.0	$6.0	25%	$84.3	$82.1	$2.2	3%

Gross margin	75.9%	76.8%			73.3%	72.1%

Other revenue	$6.1	$—	$6.1	100%	$17.9	$—	$17.9	100%

Gross margin	41.9%	N/A			45.1%	N/A

Total cost of sales	$267.4	$89.6	$177.8	198%	$844.7	$295.4	$549.3	186%

Gross margin	53.0%	70.2%			51.4%	67.7%
Cost of sales components include the following:
•	our manufacturing and packaging costs for products we manufacture;

•	amortization expense (as discussed further below);

•	the write-off of the step-up in inventory arising from acquisitions, including PLIVA;

•	profit-sharing or royalty payments we make to third parties, including raw material suppliers;

•	the cost of products we purchase from third parties;

•	lower of cost or market adjustments to our inventories; and

•	stock-based compensation expense relating to employees within certain departments that we allocate to cost of sales.
     Prior to December 31, 2006, we included amortization expenses related to acquired product intangibles in selling, general and administrative expenses (“SG&A”) rather than cost of sales. As discussed in our Transition Report, we revised our presentation of amortization expense to include it within cost of sales rather than SG&A. We have adjusted our discussion regarding the quarter ended September 30, 2006 presented below to reflect this change.
     Overall: As a result of our increases in product sales of $258.0 million for the three months ended September 30, 2007 and $791.8 million for the nine months then ended, cost of sales more than doubled compared to the prior year periods. In addition to greater material and production costs associated with increased product sales, cost of sales increased due to higher amortization charges of $32.3 million and $94.9 million for the three and nine months ended September 30, 2007, respectively. Also included in cost of sales was a charge of $33.2 million for the nine months ended September 30, 2007 relating to the stepped-up value of inventory acquired from PLIVA that we sold primarily during the first quarter.
     In addition to amortization and inventory step-up charges, our product sales mix changed as compared to prior periods presented and negatively impacted our overall margins. Generic product sales during the three and nine months ended September 30, 2007 represented 78% and 81% of total product sales, respectively. For the same period in the prior year, generic product sales represented 66% and 68%, respectively. As a result of a higher proportion of generic product sales, which, as a group, carry lower gross margins than our proprietary line, and the charges noted above, overall gross margins, as a percentage of total product sales, decreased from 70.2% and 67.7% for the three and nine months ended September 30, 2006 to 53.0% and 51.4% for the three months and nine months ended September 30, 2007, respectively.

     Generics: During the three months ended September 30, 2007, our generics segment cost of sales increased due in part to the $246.0 million increase in Other Generics sales, as described above, and $26.7 million of higher amortization expense arising primarily from product intangibles created as a result of the PLIVA acquisition. Gross margins declined from 66.8% in the prior period to 46.7% due to a higher proportion of Other Generics sales, which carry lower margins than Generic OCs, during the current period as compared to the same period in the prior year.
     During the nine months ended September 30, 2007, our generics segment cost of sales increased by $529.2 million as compared to the nine months ended September 30, 2006 in large part due to the $758.1 million increase in Other Generics sales, for reasons described above, and $78.1 million of higher amortization expense. When combined with the charge related to the $33.2 million step-up in inventory described above, our generics margins declined from 65.6% in the prior period to 46.6%. This margin decrease was also negatively impacted by a higher proportion of Other Generic product sales, as a percentage of total generic product sales, during the current nine-month period as compared to the same period in the prior year.
     Proprietary: During the three months ended September 30, 2007, the cost of sales in our proprietary segment increased by $6.0 million over the three months ended September 30, 2006, resulting in a slightly lower margin of 75.9% compared to 76.8% for the prior year period. The increase in cost of sales is primarily attributable to a 21% increase in proprietary sales as compared to the same period in the prior year. The margin decline is a result of lower sales of higher margin products, including SEASONALE, which now faces generic competition, and SEASONIQUE, which included sales recorded at launch in the September 2006 quarter. Lower sales of these higher margin products were more than offset by higher sales of promoted and non-promoted products which, in general, have lower margins than SEASONIQUE and SEASONALE, resulting in an overall lower gross margin for the quarter.
     During the nine months ended September 30, 2007, the cost of sales in our proprietary segment increased by $2.2 million over the nine months ended September 30, 2006, due primarily to an increase in product sales of $22.2 million. Gross margins during the current nine-month period increased slightly to 73.3% from 72.1% in the prior year period, due primarily to a change in product sales mix. Sales of Plan B and SEASONIQUE, combined with sales of acquired products during the current period, including Adderall IR and proprietary products acquired from PLIVA, more than offset significantly lower sales of SEASONALE and other non-promoted, lower margin products.
Selling, General and Administrative Expense
     The following table sets forth selling, general and administrative expense for the three and nine months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Selling, general and administrative	$190.3	$88.7	$101.6	115%	$557.2	$271.2	$286.0	105%

Charge included in general and administrative	$7.3	$—	$7.3	100%	$15.3	$22.5	$(7.2)	-32%

     Selling, general and administrative expenses increased by $101.6 million in the three months ended September 30, 2007 as compared to the prior year period. Of this increase, approximately $77.8 million is directly attributable to our PLIVA subsidiary. In addition to the expenses attributable to PLIVA, there were (1) increased legal, accounting and other consulting fees of $8.8 million, (2) increased marketing expenses related to increased promotions of our proprietary products in the amount of $7.8 million, and (3) a litigation reserve of $7.3 million.
     Selling, general and administrative expenses increased by $286.0 million in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Of this increase, approximately $239.3 million is directly attributable to PLIVA. In addition, there were (1) integration costs of $23.7 million from the PLIVA acquisition, (2) increased legal, accounting and other consulting fees of $13.5 million, and (3) a litigation reserve of $15.3 million during this period.

     Selling, general and administrative expense in the nine months ended September 30, 2006 included a charge of $22.5 million in settlement of anti-trust litigation.
Research and Development
     The following table sets forth research and development expenses and the write-off of acquired in-process research and development (“IPR&D”) for the three and nine months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Research and development	$60.4	$40.0	$20.4	51%	$186.8	$114.1	$72.7	64%

Write-off of acquired in-process research and development	$0.2	$—	$0.2	100%	$4.6	$—	$4.6	100%

     Research and development increased by $20.4 million in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Of this 51% increase, approximately $19.2 million is directly attributable to our PLIVA subsidiary including salaries, third party research and development, and depreciation costs. The remaining increase is primarily due to a $1.5 million increase in development costs supporting our generic and proprietary development activities.
     Research and development increased by $72.7 million in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Of this 64% increase, approximately $58.4 million is directly attributable to our PLIVA subsidiary, as discussed above. The remaining increase is primarily due to an $8.0 million increase in development costs supporting our generic and proprietary development activities.
     During the three and nine months ended September 30, 2007, we wrote-off acquired IPR&D of $0.2 million and $4.6 million, respectively.
Interest Income
     The following table sets forth interest income for the three and nine months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Interest income	$8.5	$6.8	$1.7	25%	$27.2	$16.7	$10.5	63%

     The increase in interest income for the three and nine months ended September 30, 2007 is due to higher interest rates and higher average daily cash and marketable securities balances during these periods as compared to the prior year periods.
Interest Expense
     The following table sets forth interest expense for the three and nine months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Interest expense	$38.9	$1.1	$37.8	N/M	$122.5	$1.5	$121.0	N/M

     The increase in interest expense for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006 is due to the $2.6 billion of debt the Company incurred in connection with the PLIVA acquisition (both to finance the acquisition and debt carried from PLIVA). As a result of the incurrence of such debt, the Company estimates that interest expense will be approximately $156 million in 2007.
     Other Income (Expense)
     The following table sets forth other income (expense) for the three and nine months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Other income (expense)	$6.5	($42.9)	$49.4	115%	$11.7	($25.1)	$36.8	147%

     Other income (expense) increased by $49.4 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The increase was primarily a result of recording a $42.8 million reduction in the value of our foreign currency option related to the PLIVA acquisition during the three months ended September 30, 2006. This reduction in fair value reflected several factors including the changes in the exchange rate between the Dollar and the Euro. Additionally, in the three month period ended September 30, 2007 we recorded net gains of approximately $5.0 million related to foreign currency hedging activities, accounting for most of the remaining increase over the prior year period.
     Other income (expense) increased by $36.8 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. This too was primarily related to the reduction in value of the foreign currency option discussed above. Additionally, there was an increase of $6.1 million in our gains on foreign currency along with the Company unwinding a treasury lock on a ten-year U.S. Treasury security for a forecasted transaction.
Income Taxes
     The following table sets forth income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the three and nine months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Income tax expense	$14.5	$24.2	$(9.7)	-40%	$49.7	$109.2	$(59.5)	-54%

Effective tax rate	24.4%	31.4%			32.1%	34.1%
     The Company’s effective tax rate decreased in the current quarter to 24.4% from 31.4% in the same period of the prior year. During the three months ended September 30, 2007, the German government enacted new tax legislation reducing the statutory corporate tax rate from 39% to 30% effective January 1, 2008. The change reduced our deferred tax liability and income tax provision by approximately $9.6 million during the quarter.
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
Operating Activities
     Our operating cash flows for the nine months ended September 30, 2007 were $257.3 million compared to $428.0 million in the prior year period. The decrease in cash flows primarily reflects higher working capital in the current year caused primarily by higher inventories of $41.9 million and a significant reduction in accounts payable, accrued liabilities and other liabilities of $66.8 million.
Investing Activities
     Our net cash provided by investing activities was $226.4 million for the nine months ended September 30, 2007 compared to net cash used in investing activities of $222.7 million for the prior year period. The increase in net cash provided by investing activities was related to higher net sales of marketable securities in the current period of $397.7 million as compared to net purchases of marketable securities of $72.2 million during the prior year period and the reduction in purchases of derivative instruments of $48.9 million as compared to the prior year period. Offsetting this increase in net cash provided by investing activities over the prior year was higher capital spending of $46.1 million and the increase of $23.5 million in acquisitions over the prior year. Acquisitions during the current period include $36.4 million cost of acquiring additional PLIVA shares, $28.6 million cost associated with the purchase of ORCA, and $21.8 million of product acquisitions.
     Under Croatian law, our ownership of more than 95% of the voting shares in PLIVA permits us to undertake the necessary actions to acquire the remainder of PLIVA’s outstanding share capital. We are currently evaluating this option though we are not obligated to do so. In the meantime we may continue to purchase shares on the open market as deemed necessary.
Financing Activities
     Net cash used in financing activities during the nine months ended September 30, 2007 was $510.2 million compared to net cash provided by financing activities of $37.9 million in the prior year period. The increase in net cash used in financing activities in the current period primarily reflects debt repayments, including the $150.0 million principal payment on our $2.0 billion five-year term facility and our payment in full of our $415.7 million 364-day term facility. Offsetting these repayments was approximately $20.0 million of increased debt by PLIVA in part to finance the acquisition of ORCA, and approximately $34.8 million from proceeds from stock option exercises and tax benefits of stock incentives.
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
     In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which companies have chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of this statement will have on our consolidated financial statements.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement 109. FIN 48 establishes a single model to address accounting for uncertain tax positions. On January 1, 2007, we adopted FIN 48, and as a result, recorded a $4.5 million increase in the net liability for unrecognized tax positions, which was entirely recorded as a $4.5 million adjustment to the opening balance of goodwill relating to the PLIVA acquisition. The total amount of gross unrecognized tax benefits as of January 1, 2007 was $25.0 million, and did not change materially as of September 30, 2007. Included in the balance at September 30, 2007 was $13.2 million of tax positions that, if recognized, would affect our effective tax rate. We do not believe that the amount of the liability for unrecognized tax benefits will change materially during the next 52-week period.
     Upon adoption of FIN 48, we have elected an accounting policy to classify accrued interest and related penalties relating to unrecognized tax benefits in interest expense. Previously, our policy was to classify interest and penalties in the Company’s income tax provision. We had $2.6 million accrued for interest and penalties at January 1, 2007 which has not changed materially as of September 30, 2007.
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
Forward-Looking Statements
     The preceding sections contain a number of forward-looking statements. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by their use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, in no particular order:
•	the difficulty in predicting the timing and outcome of legal proceedings, including patent-related matters such as patent challenge settlements and patent infringement cases;

•	the difficulty of predicting the timing of product approvals under NDAs, ANDAs and marketing authorizations;

•	court and regulatory authorities’ decisions on exclusivity periods;

•	the ability of competitors to extend exclusivity periods for their products;

•	our ability to complete product development activities in the timeframes and for the costs we expect;

•	market and customer acceptance and demand for our pharmaceutical products;

•	our dependence on revenues from significant customers;

•	reimbursement policies of third party payors;

•	our dependence on revenues from significant products;

•	the use of estimates in the preparation of our financial statements;

•	the impact of competitive products and pricing on products, including the launch of authorized generics;

•	the ability to launch new products in the timeframes we expect;

•	the availability of raw materials;

•	the availability of any product we purchase and sell as a distributor;

•	the regulatory environment in the markets where we operate;

•	our exposure to product liability and other lawsuits and contingencies;

•	the increasing cost of insurance and the availability of product liability insurance coverage;

•	our timely and successful completion of strategic initiatives, including integrating companies (such as PLIVA) and products we acquire;

•	fluctuations in operating results, including the effects on such results from spending for research and development, sales and marketing activities and patent challenge activities;

•	the inherent uncertainty associated with financial projections;

•	our expansion into international markets through our PLIVA acquisition, and the resulting currency, governmental, regulatory and other risks involved with international operations;

•	our ability to service our significantly increased debt obligations as a result of the PLIVA acquisition;

•	changes in generally accepted accounting principles; and

•	other risks detailed in our SEC filings from time to time, including in our Transition Report on Form 10-K/T for the six months ended December 31, 2006.
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
Interest Rate Risk
     Our exposure to interest rate risk relates primarily to our investment portfolio of approximately $470.7 million, borrowings under our credit facilities of approximately $1,850.0 million and approximately $182.0 million of other debt acquired from PLIVA. Our investment portfolio consists principally of cash and cash equivalents and market auction debt securities primarily classified as “available for sale.” The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in a variety of high credit quality debt securities, including U.S., state and local government and corporate obligations, commercial paper and money market funds. Over 95% of our portfolio matures in less than three months, or is subject to an interest-rate reset date that occurs within that time period. The carrying value of the investment portfolio approximates the market value at September 30, 2007 and the value at maturity.
     We manage the interest rate risk of our net portfolio of investments and debt with the use of financial risk management instruments or derivatives, including interest rate swaps and forward rate agreements.
     As of September 30, 2007, a 10% increase in interest rates would have increased the net interest expense of our combined investment, debt and financial risk management portfolios by $5.5 million per year.
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
     As of September 30, 2007, a 10% depreciation in the value of the U.S. dollar would have resulted in a decrease of $5.5 million in the fair value of the Company’s foreign exchange risk management instruments. These movements would have been offset by movements in the fair value in the opposite direction of the underlying transactions and balance sheet items being hedged.
     In addition to the information set forth above, the disclosure under Note 7 — Derivative Instruments included in Part I of this report is incorporated in this Part I, Item 3 by reference.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We maintain disclosure controls (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and appropriately communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.
     At the conclusion of the three-month period ended September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

BARR PHARMACEUTICALS, INC.

Dated: November 9, 2007	/s/ Bruce L. Downey

Bruce L. Downey
Chairman of the Board and Chief
Executive Officer

/s/ William T. McKee

William T. McKee
Executive Vice President, Chief
Financial Officer, and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)