Form 10-K
period 2007-12-31
BARR PHARMACEUTICALS INC
filed 2008-02-29
CIK 10081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-9860

Barr Pharmaceuticals, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	42-1612474
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. — Employer Identification No.)

225 Summit Ave Montvale, New Jersey	07645-1523
(Address of principal executive offices)	(Zip Code)
201-930-3300
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, Par Value $0.01	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold on June 29, 2007, was approximately $5.6 billion. For purposes of this calculation, shares held by directors, executive officers and 10% shareholders of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that these individuals are, in fact, affiliates of the Registrant.
     As of February 15, 2008, there were 107,907,427 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registration’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 15, 2008, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

2

BARR PHARMACEUTICALS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I
ITEM 1. BUSINESS
Safe Harbor Statement and Market Data
     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 1A — “Risk Factors.”
     This report also contains market and industry data obtained from industry publications. We have not independently verified any of this information and its accuracy and completeness cannot be guaranteed.
Change in Fiscal Year
     Effective December 31, 2006, Barr Pharmaceuticals, Inc. (“Barr”, the “Company”, “we”, “us” or “our”) changed its fiscal year end from June 30 to December 31. This change was made to align our fiscal year end with that of our then recently acquired subsidiary, PLIVA d.d. (“PLIVA”), and with other companies within our industry. This Form 10-K covers the calendar year January 1, 2007 to December 31, 2007, which we refer to as “2007.” Comparative financial information to 2007 is provided in this Form 10-K with respect to the calendar year January 1, 2006 to December 31, 2006, which is unaudited and which we refer to as “2006.” Additional information is provided with respect to the transition period July 1, 2006 through December 31, 2006 (the “Transition Period”), which is audited. We refer to the period beginning July 1, 2005 and ending June 30, 2006 as “fiscal 2006”, and the period beginning July 1, 2004 and ending June 30, 2005 as “fiscal 2005.” All information, data and figures provided in this report for fiscal 2006 and 2005 relate solely to Barr’s financial results and do not include the results of PLIVA, the Croatian company we acquired in October 2006.
OVERVIEW
     We are a global specialty pharmaceutical company that operates in more than 30 countries. Our operations are based primarily in North America and Europe, with our key markets being the United States, Croatia, Germany, Poland and Russia. We are primarily engaged in the development, manufacture and marketing of generic and proprietary pharmaceuticals. We are one of the world’s leading generic drug companies. For 2007, which includes PLIVA’s results of operations for the entire period, we recorded $2.3 billion of product sales and $2.5 billion of total revenues worldwide. In addition, we are actively involved in the development of generic biologic products, an area that we believe provides significant prospects for long-term earnings and profitability.
     Generics
     We market and sell generic pharmaceutical products in the U.S., Europe and certain other countries in the rest of the world (which we refer to as “ROW”). During 2007, we recorded $1.9 billion of sales of generic pharmaceutical products. We conduct our generics business in North America principally through our Barr Laboratories subsidiary and in Europe and the ROW through PLIVA and its subsidiaries.
     Our generic product portfolio includes solid oral dosage forms, injectables, liquids and cream/ointment products. At December 31, 2007, we marketed for sale (a) in the U.S., approximately 245 different dosage forms and strengths of approximately 120 different generic pharmaceutical products, including 25 oral contraceptive products, and (b) in Europe and the ROW, approximately 255 different molecules, representing 1,025 generic pharmaceutical products in approximately 2,790 different presentations (where one molecule in one market represents a product, and each combination of a formulation and strength represents one presentation).
     Our generic product development efforts are focused primarily on high barrier-to-entry products for all our markets, utilizing our various drug delivery platforms. To more effectively compete in some European and ROW markets, we also develop and in-license certain commodity products where we can obtain market share based on the efforts of our sales forces in those markets.

     Proprietary Products
     We market and sell proprietary pharmaceutical products primarily in the United States. During 2007, we recorded $438.3 million of sales of proprietary pharmaceutical products. Our proprietary business is conducted through our Duramed Pharmaceuticals subsidiary.
     Our proprietary product portfolio and pipeline is largely concentrated in the area of female healthcare. At December 31, 2007, we marketed 26 proprietary pharmaceutical products. These products include, among others: SEASONIQUE® (levonorgestrel/ethinyl estradiol tablets 0.15 mg/0.03 mg and ethinyl estradiol tablets 0.01 mg), our newest generation extended-cycle oral contraceptive product; PLAN BTM (levonorgestrel), our dual-label, over-the-counter (OTC)/Rx emergency contraceptive; PARAGARD® T 380A (intrauterine copper contraceptive), our IUC contraceptive product; MIRCETTE® (Desogestrel and Ethinyl Estradiol), a traditional 28-day oral contraceptive; and our ENJUVIA™ (synthetic conjugated estrogens, B) line of hormone therapy products.
     Biologics
     Biologic products represent a significant subset of pharmaceutical products and are manufactured with the use of live organisms as opposed to chemical (non-biological) compounds. At December 31, 2007, we had several generic biologics products in various stages of development for the U.S. and European markets, including granulocyte colony stimulating factor (“G-CSF”), a protein that stimulates the growth of certain white blood cells. We are optimistic about our prospects of becoming a leader in the generic biologics market worldwide, and are actively working with the Congress and the Food and Drug Administration (the “FDA”) to create a regulatory pathway for generic biologics in the United States.
     General Information
     To supplement our internal efforts in support of our business strategies, we continually evaluate business development opportunities that we believe will strengthen our product portfolio and help grow our generic, proprietary, and generic biologic businesses. A primary example of this activity is our acquisition of PLIVA, as discussed in greater detail below.
     We operate manufacturing, research and development and administrative facilities in five primary locations within the U.S. and three primary locations in Europe. Through our PLIVA acquisition, we also develop and manufacture active pharmaceutical ingredients to support our internal product development efforts. Our organizational structure reflects the global nature of our business and the sharing of resources between our generic and proprietary businesses. For example, our operating and corporate functions are managed on a global basis, supporting both generic and proprietary activities.
     Barr Pharmaceuticals, Inc. is a Delaware holding company that was formed through a reincorporation merger on December 31, 2003. Our predecessor entity, a New York corporation, was formed in 1970 and commenced active operations in 1972. Our corporate headquarters are located at 225 Summit Avenue, Montvale, New Jersey 07645, and our main telephone number is 201-930-3300.
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
PLIVA Acquisition
     On October 24, 2006, we completed the acquisition of PLIVA, a generic pharmaceutical company headquartered in Zagreb, Croatia. Under the terms of the cash tender offer, we paid approximately $2.4 billion based on an offer price of HRK 820 per share (in the Croatian currency) for all shares tendered during the offer period. Subsequent to the close of the offer period, we purchased an additional 390,809 shares on the Croatian stock market for $58.3 million, and own 98.1% of all shares of PLIVA as of December 31, 2007.
     Under Croatian law, our ownership of more than 95% of the voting shares in PLIVA permits us to undertake the necessary actions to acquire the remainder of PLIVA’s outstanding share capital though we are not obligated to do so. We are currently evaluating this option and, in the meantime, we may continue to purchase shares on the open market as deemed necessary.
     The PLIVA acquisition has been a transforming event for the Company. Prior to the acquisition, we marketed generic and proprietary pharmaceutical products almost exclusively in the United States. With our acquisition of PLIVA, we have significantly increased our global reach and now have access to additional internally developed drug delivery and development capabilities. We now operate in more than 30 countries worldwide. We have supplemented our historical solid oral dosage form product portfolio with PLIVA’s portfolio and capabilities for developing injectable products and cream/ointment products.
     We also have combined two companies that are at the forefront of the development of generic biologics, with Barr traditionally focusing on the U.S. market and PLIVA principally focusing on the European markets (where a regulatory pathway for generic biologics already exists).
     In addition, the PLIVA acquisition has increased our research and development capabilities. It also has given us access to low cost manufacturing capabilities in Croatia, Poland and the Czech Republic, and the opportunity to conduct product research and development in jurisdictions that offer favorable tax treatment for such activities.
     During 2007, we worked diligently on the integration of Barr and PLIVA. As a result, the integration is largely complete. Some of the milestones we have accomplished are highlighted below:
•	all U.S. commercial operations have been consolidated under Barr Laboratories, Inc. or Duramed Pharmaceuticals, Inc.;

•	we have moved all PLIVA proprietary products sold previously under the Odyssey label to our Duramed label;

•	we have moved all U.S. PLIVA generic products sold previously under the PLIVA label to our Barr label;

•	all U.S. sales and marketing and related administrative activities have been consolidated;

•	we have transferred products between our European and U.S. manufacturing sites to optimize manufacturing efficiency and capacity utilization;

•	we are on schedule to substantially shut down PLIVA’s U.S. manufacturing facilities by the end of 2008;

•	we have successfully completed the divestiture of PLIVA’s Veterina animal health business and PLIVA’s operations in Italy and Spain;

•	senior personnel from Barr and PLIVA have been transferred and relocated outside their home countries to work in functions including commercial operations, finance, quality control and human resources;

•	we have established global product selection, product development and business development processes;

•	we have established global operational departments and their integration has been substantially completed;

•	our Forest, Virginia facility became the single point of distribution for all generic products in the United States; and

•	we completed the FTC-ordered divestitures of four products.
GENERIC PHARMACEUTICALS
     We are a global leader in the generic pharmaceutical industry. Generic drugs are the chemical and therapeutic equivalents of brand-name drugs, typically sold at prices below those of their brand-name equivalents. In the U.S., our largest market, our generic products are marketed under the Barr label.
     Outside the U.S., our operations are primarily in Central and Eastern Europe, including Croatia, Germany, Poland and Russia (the “Key Non-U.S. Markets”), where the markets vary considerably from the U.S. market in that in many cases there is a market for branded generic products (i.e., generic products sold under a company name) for which there are only limited opportunities for generic substitution by the pharmacist. As a result, physician and pharmacist loyalty to a particular company’s generic product can be a significant driver in obtaining market share. In the recently expanded European Union (“EU”), as regulated by the European Medicine Agency (“EMEA”), the EU’s equivalent of the FDA, the generic pharmaceutical industry is becoming an increasingly important supplier of pharmaceuticals.
     We have the capability to develop, manufacture and market generic pharmaceuticals in various dosage forms, including tablets and capsules, creams and topicals, and liquids and injectables. Our relationships with third parties provide access to other drug delivery systems, such as nasal sprays, patches and sterile ophthalmics.
     In general, we focus our development activities on generic products that have one or more characteristics that we believe will make it difficult for others to develop competing generic products. The characteristics of the selected generic products we pursue may include one or more of the following:
•	those with complex formulation or development characteristics;

•	those requiring specialized manufacturing capabilities;

•	those where sourcing the raw material may be difficult; and

•	those that must overcome unusual regulatory or legal challenges, including patent challenges.
     We believe generic products with some or all of these characteristics may produce higher returns for a longer period of time than products without these characteristics. Examples of such products in our portfolio include generic oral contraceptives and injectables. We currently manufacture 25 generic oral contraceptive products and six generic injectable products. We expect our portfolio of injectable products to grow to over a dozen products within the next two years.
     We also develop and manufacture active pharmaceutical ingredients (“API”), primarily for use internally and, to a lesser extent, for sale to third parties. We manufacture 23 different APIs for use in pharmaceuticals through our facilities located in Croatia and the Czech Republic. We believe that our ability to produce API for internal use may provide us with a strategic advantage over competitors that lack this ability, particularly as to the timeliness of obtaining API for our products.
     For a description of the regulatory process that applies to developing generic pharmaceuticals, see “Government Regulation” below.
Filings and Approvals
     We file each of our regulatory submissions for generic products with the expectation that: (1) the applicable regulator will approve the marketing of the applicable product; (2) we will validate our process for manufacturing that product within the specifications that have been or will be approved by the applicable regulator; and (3) the cost of producing the inventory relating to the applicable product will be recovered from the commercialization of the product.
     United States
     During 2007, in the U.S. market, we:
•	filed 30 abbreviated new drug applications (“ANDAs”) with the FDA;

•	received FDA approvals for 19 generic products, including tentative approvals; and

•	launched 14 new generic products.
     At December 31, 2007, we had approximately 70 ANDAs, including tentatively approved applications, pending at the FDA, targeting branded pharmaceutical products with an estimated $29 billion in annual sales, based on industry source data.
     Europe and ROW
     During 2007, we submitted for registration 224 products in 584 different presentations (where one molecule in one market represents a product and each combination of a formulation and strength represents one presentation), representing 65 individual molecules. During this period, we also received approvals for 143 products in 310 different presentations, representing 54 different molecules. As of December 31, 2007, with regulatory bodies in Europe and ROW, we had a total of 287 product registrations pending, representing 90 molecules in 735 different presentations.
Operations in our Key Non-US Markets
     Germany. The German market is the largest pharmaceutical market in Europe and is our largest European market in terms of revenues. In Germany, we market our products through our subsidiary, AWD.pharma, and our largest selling product is Katadolon (flupirtine). Like the markets of Central and Eastern Europe, the German market is predominantly a branded generics one with doctors prescribing international nonproprietary name (“INN”) products and corporate brands. Substitution is possible at the pharmacy level, but only with one of the three lowest priced generic alternatives available. All prescription drugs are reimbursed up to the respective reference price. In March 2007, Germany’s largest health insurance company, Allgemeinen Ortskrankenkassen (AOK), representing more than 25 million of the approximately 79 million publicly-insured people in Germany, announced that for 2007 it had selected 43 products from 11 pharmaceutical companies — including several from our German subsidiary — as a result of a competitive bidding process. Our selection in this tender process significantly increased our sales as compared to a year earlier. AOK also conducted a competitive bidding (or “tender”) process for an increased number of products for 2008-2009, in which we also participated. This tender process was completed in September 2007, but the results have not been publicly announced or implemented because the legality of this tender process is currently being litigated.
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
     In September 2007, we acquired O.R.C.A.pharm GmbH, a specialty pharmaceutical company focused on the oncology market in Germany, for an initial payment of EUR 21 million in September, a EUR 2.2 million payment in the quarter ended December 31, 2007 for working capital assumed in the transaction, and additional payments of up to EUR 12.1 million based on the achievement of profitability milestones. This acquisition strengthens our position in the oncology market in Germany and will also allow us to add existing Barr and PLIVA products to the O.R.C.A.pharm portfolio.
     Croatia. Croatia is the site of our European headquarters, where we have manufacturing, R&D, biologic and API facilities. Croatia is our second largest European market in terms of revenues. As of the end of 2007, we were the leader in the Croatian generic market with approximately 37% market share. Currently, we market some of the top products for the Croatian pharmaceutical market including Sumamed (azithromycin), Klavocin (amoxicillin clavulanic acid), Voltaren (diclofenac) and Peptoran (ranitidine). The Croatian market is a strong branded generic market where substitution at the pharmacy level is generally not allowed. Physicians represent the key decision makers in this market, making product detailing of great importance. Croatia currently has a reimbursement system based on two independent product lists, one where essential drugs are fully reimbursed, and a second where other select drugs are partially reimbursed.
     Poland. We have both manufacturing and R&D facilities in Poland. The Polish pharmaceuticals market is the second largest in Central and Eastern Europe and relies heavily on generic drugs, though it remains a branded market with emphasis on product promotion. Sumamed is our largest selling product in Poland, where we also have a strong portfolio of over-the-counter drugs. We currently rank fourth in this generic market. As a result of high patient co-payments, competition among pharmacies and general economic growth, the market is highly competitive and is expected to grow.
     Russia. The Russian market is the largest in Central and Eastern Europe and is also one of the fastest growing. The market is fragmented and no one company dominates. State involvement in the market is limited and most expenditures on drugs are made directly by individuals to pharmacists. Our largest selling product in Russia is Sumamed, which retains its leading position despite over 15 generic competitors. In 2005, the government created the first federal healthcare program, known as the “DLO”, providing reimbursement for drugs that are on the DLO list. In November 2006, the government published a revised DLO list with significant changes that have affected participating companies to differing degrees. In addition, the budget for the DLO was significantly overspent in 2006, which has created large delays in payment to producers. As a result, we have decreased our participation in the DLO market and in 2007 nearly 95% of our sales in Russia were in the commercial market. We believe that the Russian market offers significant growth potential because of the overall robust economy and the relatively untapped market. We continue to seek to expand our operations in this market.
Generic Product Portfolio
     Set forth below are descriptions of certain generic products that contributed significantly to our revenues in 2007.
     Oral Contraceptives. In the U.S., we currently manufacture and market 25 generic oral contraceptive products under trade names including Aviane®, Kariva® and Tri-Sprintec®. We also market two generic oral contraceptives in Canada with a partner. Our oral contraceptives compete with the branded versions of the products and, in most instances, with other generic products and/or “authorized” generic versions of the branded product. “Authorized” generics are generic products that are manufactured under the brand pharmaceutical company’s New Drug Application (“NDA”) and sold either by the brand company itself or through a licensee. Oral contraceptives are the most common method of reversible birth control, used by approximately 82% of women in the U.S. at some time during their reproductive years. Oral contraceptives have a long history with widespread use attributed to many factors, including efficacy in preventing pregnancy, safety and simplicity in initiation and discontinuation, medical benefits and relatively low incidence of side effects. According to industry sources, the oral contraceptive market in the U.S. had sales of approximately $3.4 billion during 2007.
     Our most significant competitor in this category is Watson Pharmaceuticals (“Watson”), a large generic pharmaceutical company that markets and distributes a sizeable portfolio of generic oral contraceptive products. Additional generic competitors include Teva Pharmaceuticals, a global pharmaceutical company that currently markets two generic oral contraceptive products, and is expected to launch additional products, the timing of which is not known. There is also a small, privately held pharmaceutical company that distributes authorized generic versions of two oral contraceptive products.

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
     Sumamed/Azithromycin. Azithromycin was developed by PLIVA and licensed to Pfizer for sale in certain territories. In the U.S. our azithromycin product is the generic equivalent of Pfizer’s Zithromax® antibacterial treatment product, available in tablet, oral suspension and injectable formulations. Following the expiry of the azithromycin compound patent in the U.S., in November 2005, we launched the generic tablet version in the U.S. and are currently one of eight generic competitors in the U.S. In July 2006, we launched the first generic oral suspension version in the U.S. and are currently one of four generic competitors in that market. In January 2007, we also received approval from the FDA to market our injectable form and launched that product in the U.S. in the quarter ended September 30, 2007. In Europe and ROW, we sell azithromycin under the trade name Sumamed and detail it to physicians and pharmacists.
     Katadolon (flupirtine). Katadolon is a centrally acting non-opioid analgesic with muscle-tone normalization effect and the ability to prevent pain chronification by inhibiting the development of “pain memory.” Due to the unique structure and mode of action as a selective neuronal potassium channel opener, Katadolon is the prototype of a new class of analgesic substances. It has been in clinical use since 1984 and is marketed and actively promoted in Germany, Russia, other Central and Eastern European countries, and China. Katadolon S-long, the slow release formulation of flupirtine maleate, is registered and has been available on the German market since April 2006.
     The table below sets forth those products, or classes of products, within our generics segment that accounted for 10% or more of that segment’s total product sales during 2007, the Transition Period, fiscal 2006 or fiscal 2005:

			Fiscal
		Transition
	2007	Period	2006	2005
Oral contraceptives	24%	53%	48%	53%
Desmopressin	*	*	13%	*

*	Denotes less than 10% in the period indicated.
Sales and Marketing
     We market our generic products to customers in the U.S. and Puerto Rico through an integrated sales and marketing team that includes a four-person national accounts sales force. The activities of the sales force are supported by our marketing and customer service organization in our Montvale, New Jersey offices. The U.S. customer base for our generic products includes drug store chains, supermarket chains, mass merchandisers, wholesalers, distributors, managed care organizations, mail order accounts, group purchasing organizations, government/military and repackagers.
     We promote our generic products in Europe and the ROW through over 1,300 sales representatives, including contract sales representatives and marketing employees. While products may be promoted to different audiences in different countries, the sales representatives generally promote branded generic products to physicians and pharmacists. While we have very few dedicated sales representatives for our generics business in the U.S., the significant number of sales representatives in Europe is attributable to Europe being largely a “branded generics” market, as compared with the substitution-based generics market in the U.S., where bioequivalent generic products can be easily substituted for the brand product and other generics.
     Net sales to customers who accounted for 10% or more of our generic product sales during 2007, the Transition Period, fiscal 2006 or fiscal 2005 were as follows:

			Fiscal
		Transition
	2007	Period	2006	2005
McKesson Drug Company	15%	17%	22%	15%
Cardinal Health	*	*	10%	13%
AmeriSource Bergen	*	*	*	10%
Walgreens	*	11%	13%	15%
CVS	*	*	12%	12%

*	Denotes less than 10% in the period indicated.
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
     Our Patent Challenge History
     Our efforts in the area of challenging patents on branded pharmaceutical products have resulted in the successful conclusion of 19 out of 22 cases that have been finally resolved as of December 31, 2007. Successful outcomes have included: court rulings in our favor invalidating patents or finding that our product does not infringe an existing patent; situations in which we have not been sued for patent infringement; situations where we launched our generic product at risk; and settlements with the patent holder. Unfavorable outcomes, including court rulings in favor of the patent holder and cases that are dismissed, result in our not being able to launch a generic product until the patent on the brand pharmaceutical product expires. Recent examples of successful outcomes to our patent challenges include:
•	ADDERALL XR. ADDERALL XR is a once-daily, extended-release, mixed salt amphetamine product that is indicated for the treatment of ADHD. In August 2006, we entered into a product acquisition agreement, a product development agreement, and settlement and license agreements with Shire plc to settle our pending patent infringement dispute. Under the terms of the agreements, we (1) purchased Shire’s ADDERALL® (immediate-release mixed amphetamine salts) tablets for $63.0 million; (2) granted Shire a license to obtain regulatory approval for and market in certain specified territories our SEASONIQUE extended-cycle oral contraceptive product, along with five products in various stages of development, for an initial $25.0 million payment for previously incurred product development expenses, and for reimbursement of development expenses incurred going forward, up to a maximum of $140.0 million over an eight-year period, not to exceed $30.0 million per year; and (3) are able to launch a generic version of ADDERALL XR on April 1, 2009, more than nine years earlier than the last-to-expire Shire listed patent.

•	Desmopressin. Desmopressin is the generic equivalent of Ferring B.V.’s DDAVP® Tablets. DDAVP Tablets are indicated as antidiuretic replacement therapy in the management of central diabetes insipidus and for the management of the temporary polyuria and polydipsia following head trauma or surgery in the pituitary region. DDAVP is also indicated for the management of primary nocturnal enuresis. Following the February 2005 summary judgment ruling by the U.S. District Court for the Southern District of New York that the patent alleged to cover DDAVP is unenforceable and not infringed by our product, we launched Desmopressin Acetate tablets, 0.1 mg and 0.2 mg, on July 5, 2005. In February 2006, the Federal Circuit Court affirmed the District Court’s ruling that the patent at issue is unenforceable. In October 2006, the U.S. Supreme Court denied Ferring’s petition for a writ of certiorari.

•	Modafinil. Modafinil is the generic equivalent of Cephalon’s Provigil®. In February 2006, we entered into an agreement with Cephalon to settle our pending patent infringement dispute in the U.S. related to Provigil. Under the terms of the settlement, Cephalon granted us a non-exclusive, royalty-bearing right to market and sell a generic version of Provigil in the U.S. Our license will become effective in October 2011, unless Cephalon obtains a pediatric extension for Provigil, in which case we would be permitted entry in April 2012. Cephalon has announced that it has been granted a pediatric extension for Provigil. We may be allowed to enter at an earlier date based upon the entry of another generic version of Provigil.

•	Niacin. Niacin is the generic equivalent of Abbott Laboratories’ (formerly Kos Pharmaceuticals’) NIASPAN® product. In April 2005, we entered into co-promotion, licensing and manufacturing, and settlement and license agreements relating to the resolution of the patent litigation involving NIASPAN. Under the terms of the agreements, we: (1) co-promote the current NIASPAN and ADVICOR® products (the “Kos Products”) to obstetricians, gynecologists and other practitioners with a focus on women’s healthcare in the U.S. using our 93-person specialty sales force, and in return we receive a royalty based upon overall sales of the Kos Products, whether by Kos or our sales force; (2) serve as a stand-by, alternate supply source for the Kos Products; and (3) will be allowed to launch generic versions of the Kos Products on September 20, 2013, about four years before the last of the applicable Kos patents is set to expire.
     Pending Patent Challenges
     During 2007, 11 patent litigation suits were initiated against Barr in response to ANDAs we had filed, representing the largest number of cases initiated against us in any 12 month period. At December 31, 2007, we had publicly disclosed the following patent challenges that are in various stages of litigation:

($ millions as of December 31, 2007)

MARKET
ANDA NAME(Brand Product)	VALUE
Alendronate Sodium (Fosamax®)	$1,836.3
Alfuzosin Hydrochloride Extended Release (Uroxatral®)	154.0
Argatroban Injection (Argatroban®)	114.6
Aripiprazole (Abilify® and ABILIFY® Discmelt)	2,347.4
Aspirin/Extended-Release Dipyridamole (Aggrenox®)	297.4
Dexmethylphenidate Hydrochloride (Focalin® XR)	268.8
Drospirenone and Ethinyl Estradiol (YASMIN®)	572.0
Fexofenadine (Allegra® Tablets, Allegra® Capsules and Allegra® D)	1,153.9
Galantamine Hydrobromide (RAZADYNE®)	116.0
Galantamine Hydrobromide (RAZADYNE® ER)	109.3
Levalbuterol Hydrochloride (Xopenex®)	633.2
Methylphenidate Hydrochloride (Ritalin® LA)	105.4
Norethindrone/Ethjnyl Estradiol (Femcon® FE)	46.1
Norgestimate/Ethjnyl Estradiol (TRI-CYCLEN LO®)	407.9
Olopatadine Hydrochloride (Patanol®)	301.0
Pramipexole Dihydrochloride (MIRAPEX®)	350.2
Raloxifene Hydrochloride (EVISTA®)	690.8
Temozolomide (TEMODAR®)	286.0
Thalidomide (Thalomid®)	400.1
Tramadol HCl & Acetaminophen (ULTRACET®)	101.9
Triamcinolone Acetonide (NASACORT® AQ)	369.1
Zolpidem Tartrate (AMBIEN® CR)	932.8

TOTAL	$11,594.2

*	Source: IMS Health — twelve months sales ended December 31, 2007.
     Set forth below is a discussion of a patent-challenge matter listed in the above table.
     Fexofenadine (Allegra Tablets). Several patents related to fexofenadine hydrochloride, 30 mg, 60 mg and 180 mg tablets, the generic versions of Sanofi-Aventis’ Allegra® tablets, are subject to litigation. Through an arrangement with Teva, we launched a limited quantity of our generic fexofenadine hydrochloride tablet product in order to enable Teva to market its generic fexofenadine hydrochloride tablet product during our 180-day generic exclusivity period. We participate in the profits Teva earns from the ongoing sales of its product. We and Teva launched this product “at risk,” meaning prior to the rendering of a final decision in the patent challenge litigation. If we are unsuccessful in the litigation, we and Teva could be liable for substantial damages that could have material adverse effect on the results of our operations. See “Item 3 — Legal Proceedings —Pending Litigation Matters — Patent Matters — Fexofenadine Hydrochloride Suit” below for additional information on the status of this litigation.
     We will continue to pursue patent challenges and will evaluate future “at risk” launches based on the strength of our case.

     PROPRIETARY PHARMACEUTICALS
     We manufacture and market proprietary pharmaceutical products under the Duramed label in the United States and Canada. These products include both products that we develop internally and products that we acquire, whether through licensing or acquisition. Proprietary products often are patent-protected or benefit from other non-patent market exclusivities. Although the proprietary products that we develop involve substantially higher risk to bring to market and require more extensive research and development activities on our part when compared with our generic products, they offer the potential for a longer period of market or product exclusivity and may generate greater returns than our generic products. The same is true for the proprietary products that we acquire, although they often involve less development risk. Actively promoted proprietary products require greater sales and marketing expenses than generic products because we need to promote them directly to healthcare providers using our sales representatives and, in some cases, directly to consumers through direct-to-consumer advertising.
     In the U.S., FDA approval is required before any new drug can be marketed. An NDA contains complete pre-clinical and clinical safety and efficacy data (or a right of reference to such data), and must be submitted to the FDA to obtain approval of a new drug. Before dosing of a new drug may begin in healthy human subjects or patients, stringent government requirements for pre-clinical data must be satisfied. The pre-clinical data, derived primarily from laboratory studies, is submitted in an Investigational New Drug (“IND”) application, or its equivalent in countries outside the U.S. where clinical trials are to be conducted. The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.
     The regulatory process for approval of an NDA is discussed in greater detail below under “Government Regulation — New Drug Application Process.”
     Our proprietary development activities are focused primarily on expanding our portfolio of women’s healthcare products, which includes oral contraceptives, intrauterine contraception, hormone therapy treatments for menopause/perimenopause and treatment for endometriosis and labor and delivery. An important part of our product development strategy is to develop a broad line of products, to be prescribed primarily by OB/GYNs, that are designed to meet the unmet medical needs of women. Our focus in the area of extended-cycle oral contraception, which we established with the launch of SEASONALE® in 2003 and subsequent launch of the next-generation SEASONIQUE in July 2006, is providing women with the option of four periods per year. In addition, and in response to current contraception trends of altering the hormone interval, we also provide women with the option of low-dose estrogen instead of a hormonal-free interval, through our SEASONIQUE and MIRCETTE products. We are also pursuing several products that utilize our transvaginal ring technology to treat urinary incontinence, endometriosis and infertility.
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
     As a result of internal development and business development activities, at December 31, 2007 we had a broad pipeline of short-, mid- and long-term opportunities that include several proprietary products in clinical development, two of which are starting Phase III studies, another four of which are in Phase III studies, and three NDAs pending at the FDA. See “Products in Development.”
     Our proprietary research and development team has experience in managing clinical development programs and regulatory matters. This team works closely with our generic formulation, manufacturing and regulatory groups to maximize the efficiency and effectiveness of our development process.
Proprietary Product Portfolio
     The following is a list of the proprietary products that we are actively promoting:

•	SEASONIQUE® (Levonorgestrel/Ethinyl Estradiol and Ethinyl Estradiol) extended-cycle oral contraceptive

•	PLAN B™ OTC/Rx (Levonorgestrel) emergency oral contraceptive

•	PARAGARD® T 380A (Intrauterine Copper Contraceptive) IUD

•	ENJUVIA™ (Synthetic Conjugated Estrogens, B) hormone therapy

•	MIRCETTE® (Desogestrel and Ethinyl Estradiol) oral contraceptive

•	NIASPAN® (Niacin Extended-Release Tablets) for high cholesterol (marketed under agreement with Kos Pharmaceuticals, Inc., a wholly owned subsidiary of Abbott)

•	ADVICOR® (Niacin Extended-Release/Lovastatin Tablets) for high cholesterol (also marketed under agreement with Kos Pharmaceuticals, Inc.)
     Set forth below are descriptions of certain of the proprietary products listed above.
     SEASONIQUE®. SEASONIQUE (levonorgestrel/ethinyl estradiol tablets 0.15 mg/0.03 mg and ethinyl estradiol tablets 0.01 mg) is our next generation extended-cycle oral contraceptive product. SEASONIQUE provides continuous hormonal support in the form of a low-dose of estrogen in place of the seven placebo pills. Under the SEASONIQUE extended-cycle regimen, women take active tablets of 0.15 mg levonorgestrel/0.03 mg of ethinyl estradiol for 84 consecutive days, followed by seven days of low-dose estrogen (0.01 mg of ethinyl estradiol). We launched SEASONIQUE in July 2006. In August 2006, we initiated full-scale detailing for SEASONIQUE utilizing our Women’s Healthcare and Specialty Sales Forces to approximately 40,000 healthcare providers. We have also initiated a fully integrated marketing campaign aimed at healthcare providers and patients which includes professional education materials, medical education initiatives, published data from our clinical studies demonstrating the safety and efficacy of the extended-cycle SEASONIQUE regimen, and product sampling kits that contain extensive information for patients. We are reinforcing our detailing activities with medical journal advertising and a direct-to-consumer advertising campaign, including television, print and web-based advertising.
     On January 22, 2008, the U.S. Patent and Trademark Office issued U.S. Patent No. 7,320,969 for SEASONIQUE. The patent will expire on January 30, 2024. The Company immediately submitted the patent to the FDA for listing in the Orange Book. On January 23, 2008, Watson Pharmaceuticals, Inc. notified the Company pursuant to the Hatch-Waxman Act, that Watson had filed an ANDA with the FDA for SEASONIQUE and that Watson had amended its application to include a paragraph IV certification asserting that the SEASONIQUE patent is invalid. The Company believes that the SEASONIQUE patent is valid and enforceable and intends to file a legal action against Watson to enforce the patent and to prevent Watson from marketing a competing product prior to patent expiry in 2024. If we are unsuccessful in this litigation, we may face generic competition for SEASONIQUE as early as May 25, 2009, the date of expiration of our existing new product regulatory exclusivity for SEASONIQUE.
     PLAN B™ Emergency Contraceptive. PLAN B, which contains the synthetic progestin levonorgestrel, is an emergency oral contraceptive that is intended to prevent pregnancy when taken as soon as possible within 72 hours following unprotected intercourse or contraceptive failure. In August 2006, the FDA approved our application to market PLAN B as an over-the-counter (OTC) product for consumers 18 years of age and older, while maintaining the prescription status for women 17 and younger. Our Women’s Healthcare Sales Force promotes the dual-label PLAN B OTC/Rx to a professional audience that includes pharmacists, physicians and other healthcare providers.
     We implemented and support a CARE(SM) program (Convenient Access, Responsible Education) that provides information to pharmacists, physicians and other healthcare providers, as well as consumers, regarding the appropriate distribution, use and monitoring for compliance with prescription age requirements of PLAN B OTC/Rx. The program also includes a comprehensive education program for healthcare professionals and consumers. In addition, we support various continuing education programs for pharmacists and other healthcare practitioners, a publication plan and journal advertising. We continue to work closely with retail pharmacies and drug wholesalers to ensure that they understand and follow the FDA’s prescription age requirement for the dispensing of the product.
     PARAGARD® IUC. Our PARAGARD T 380A (Intrauterine Copper Contraceptive) provides women with a long-term, reversible, non-hormonal contraceptive option. It is the only IUC approved for up to 10 years of continuous use and is more than 99% effective at preventing pregnancy. We believe that IUCs represent an under-utilized contraceptive option for women in the United States, and we are well positioned to grow this category through professional education and marketing. PARAGARD was approved in 1984 and has been marketed in the United States since 1988. Duramed acquired FEI Women’s Health, LLC and the PARAGARD IUC in November 2005 and promotes the product to physicians and health care practitioners using its Specialty Sales Force.
     ENJUVIA™. In May 2006, we launched our ENJUVIA (synthetic conjugated estrogens, B) tablets and immediately initiated physician detailing using our Women’s Healthcare Sales Force. ENJUVIA is approved for the treatment of moderate-to-severe vasomotor symptoms associated with menopause. ENJUVIA tablets are available in a variety of dosage strengths, including 0.3 mg, 0.45 mg, 0.625 mg and 1.25 mg. ENJUVIA uses a unique delivery system, consisting of Surelease® technology with a cellulose-based polymer tablet design, to provide slow release of estrogens over several hours. In April 2007, we received two FDA approvals related to our ENJUVIA product. First, our supplemental New Drug Application (sNDA) for ENJUVIA 0.9 mg tablet strength was approved. Second, ENJUVIA became the first and only oral estrogen to be approved by FDA to treat moderate-to-severe vaginal dryness and pain with intercourse, symptoms of vulvar and vaginal atrophy associated with menopause. We launched the ENJUVIA 0.9 mg tablet and the new indication for the ENJUVIA product line in October 2007 at the North American Menopausal Society Annual Meeting.
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
     As an on-going part of our product acquisition strategy, we have acquired more mature branded products, through litigation settlements, licensing agreements or direct acquisitions. We currently have 19 branded products that we do not directly promote to physicians but may undertake some limited marketing initiatives in an effort to maintain sales levels. These products include ADDERALL IR, which we acquired from Shire plc during August 2006, and five proprietary products that we acquired through PLIVA that were formerly marketed under the Odyssey label and are now being sold under the Duramed label, which are Antabuse® (for Alcohol Dependency), Nystatin® (Anti-fungal), Surmontil® (Anti-Depression), Urecholine® (Urinary Tract and Bladder Treatment), and Vivactil® (Anti-Depression).
     The table below sets forth those products, or classes of products, within our proprietary segment that accounted for 10% or more of that segment’s total product sales during 2007, the Transition Period, fiscal 2006 or fiscal 2005:

		Transition	Fiscal
	2007	Period	2006	2005
PLAN B	21%	14%	*	*
PARAGARD	16%	16%	11%	*
SEASONALE	*	14%	30%	31%
CENESTIN	*	*	11%	16%
LOESTRIN	*	*	*	15%

*	Denotes less than 10% in the period indicated.
Products in Development
     We have several proprietary products in clinical development in multiple product categories. Examples of these products are discussed in detail below.
     Bijuva™ (Synthetic Conjugated Estrogens, A) Cream. In June 2004, we filed an NDA for our Bijuva (Synthetic Conjugated Estrogens, A) vaginal cream product. In April 2005, the FDA issued a “not approvable” letter for our application pending submission of additional data. We have completed Phase III clinical work that we believe will provide the additional information needed to support the Bijuva application. If approved, we intend to market Bijuva for the treatment of moderate-to-severe symptoms of vulvar and vaginal atrophy associated with menopause.
     Transvaginal Ring (TVR) Products. We have three products that utilize our proprietary, novel, TVR drug delivery system, which have completed Phase II studies and for which we are designing Phase III studies. One of these products is a urinary incontinence product that offers the potential to deliver higher doses of oxybutynin to the bladder neck with lower systemic exposure. The second product offers the potential to treat infertility. The third product offers the potential to treat endometriosis. We have several other products in early stages of development that are focused on treating endometriosis, infertility, fibroids, labor and delivery, and urinary incontinence based on this TVR drug delivery system.
     Vaccines. We are developing Adenovirus Vaccines Type 4 and 7 under a $68.9 million, six-year contract awarded in September 2001 by the U.S. Department of Defense (“DOD”). The Adenovirus Vaccines are intended to be dispensed to armed forces recruits to prevent epidemics of an acute respiratory disease that has been a leading cause of hospitalizations of military trainees. In July 2003, we completed construction of a 20,000 square foot manufacturing and packaging facility designed specifically to produce these vaccines. The facility is located on our Virginia manufacturing and distribution campus. We completed the Phase I study in April 2006. In September 2006, we began our Phase II/III clinical program, which completed enrollment in late 2007. The results from the study, if positive, would support the filing of a Biologics License Application (“BLA”) in 2008. In addition to supplying the vaccine to the armed forces, we have the right to market the product to other populations, such as immunosuppressed patients, and foreign markets where the same needs exist as those of the DOD.
Sales and Marketing
     We market our proprietary products through three sales teams: our Women’s Healthcare Sales Force, our Specialty Sales Force and our Institutional Sales Force.
•	Our Women’s Healthcare Sales Force, which has approximately 200 sales representatives, currently promotes SEASONIQUE extended-cycle oral contraceptive, our ENJUVIA hormone therapy products and our PLAN B OTC/Rx emergency contraceptive product to women’s healthcare practitioners. This sales force may market additional women’s healthcare products we develop or acquire.

•	Our Specialty Sales Force, which has 90 sales representatives, promotes the PARAGARD IUD product and MIRCETTE to obstetricians, gynecologists and other practitioners with a focus on women’s healthcare. This sales force also promotes NIASPAN and ADVICOR cholesterol treatments under a co-promotion agreement with Kos Pharmaceuticals, Inc. that we entered into in April 2005.

•	Our Institutional Sales Force, which has approximately 40 sales representatives, promotes the Company’s proprietary products at teaching hospitals and other institutions, targeting attending physicians and OB/GYN residents. In addition, this sales force promotes our generic injectable products to various hospitals.
     The customer base for our proprietary products includes drug store chains, supermarket chains, mass merchandisers, wholesalers, distributors, managed care organizations, mail order accounts, and the government/military. Net sales to customers who accounted for 10% or more of our proprietary sales during 2007, the Transition Period, fiscal 2006 or fiscal 2005 were as follows:

		Transition	Fiscal
	2007	Period	2006	2005
McKesson Drug Company	32%	36%	30%	26%
Cardinal Health	25%	16%	15%	20%
Integrated Commercialization Services	16%	15%	11%	*
AmeriSource Bergen	*	*	*	11%

*	Denotes less than 10% in the period indicated.

BIOLOGICS
     Biologics involve the use of live organisms, as opposed to chemical (non-biological) compounds, for their production. Biologics worldwide represent one of the fastest-growing segments of the global pharmaceutical industry. Biologic products provide treatment for diseases like cancer, arthritis, and rare genetic disorders. Spending on biologics in the United States increased 127% from 2001 to 2005. In 2006, biologic sales increased 20% to $40.3 billion, compared to 8% sales growth for traditional drugs. Eighteen of the 101 drugs that brought in more than $1.0 billion in worldwide sales in 2006 were biologics. Biologics are a major driver of increasing prescription drug costs. We believe this area represents a major growth opportunity for us and the generic pharmaceutical industry as a whole. We also believe that we are among a few companies uniquely qualified to research, characterize, formulate, manufacture, address complex biologics-related issues and commercialize generic biologics in-house.
     In the U.S., the FDA has not recognized an abbreviated regulatory pathway for the timely and cost-efficient approval of generic versions of biologic products under the Public Health Service Act (“PHSA”). We are working with Congress, the Department of Health and Human Services (“HHS”), including the FDA, and the generic industry’s trade association, the Generic Pharmaceutical Association (“GPhA”), to help define the regulatory pathway for approval of these products. We have been developing these products in anticipation of Congress and the FDA creating a regulatory pathway for generic biologics in the United States. In Europe, the EMEA has developed a regulatory pathway for generic biologics, which also are known as “similar biological medicinal products.” As a result, generic biologics are at a more advanced stage in Europe than they are in the United States.
     We are actively pursuing business development initiatives and internal development activities that we believe will enable us to bring generic versions of biologic products to market, both in the U.S. and in Europe, and we intend to build a leadership position in the development and marketing of such products. We currently have a biologics development portfolio that includes recombinant human G-CSF, a protein that stimulates the growth of certain white blood cells. Our recombinant human G-CSF is intended to be a generic version of Amgen’s Neupogen®, and is intended for submission in both the European Union (via a partner) and the U.S. We are also developing an Adenovirus vaccine for the U.S. Department of Defense, and several additional biologic products that are in various stages of development.
     There are, however, three major challenges in pursuing generic biologics: regulatory challenges, intellectual property challenges and scientific/manufacturing challenges. The key regulatory challenge facing us in the U.S. is that the FDA has not recognized an abbreviated regulatory pathway that would enable the timely and cost-efficient approval of generic versions of biologics approved under the PHSA. We are working with Congress and the FDA to overcome this barrier.
     Brand manufacturers of biologic products have sought and obtained intellectual property protection of many aspects of biologic development and manufacturing, including processes, characterization, naturally occurring by-products of biologic raw material production and processes related to scale-up, manufacturing and analysis of the purity, quality and efficacy of the finished product. We believe that we are well situated, in terms of our experience with complex intellectual property issues, to overcome patent and other barriers to the introduction of these products.
     There have been significant recent developments in the generic biologic arena. Both Houses of the U.S. Congress debated generic biologics legislation in 2007. Several Committees, including the Senate Health, Education, Labor and Pensions Committee (“HELP”), the House Oversight and Government Reform Committee, and the House Energy & Commerce Committee held hearings on a generic biologics pathway. Several advocacy groups have also released economic reports on generic biologics, such as that issued by Citizens Against Government Waste (“CAGW”), which estimated savings of $43.2 billion between 2011 and 2020 if an approval pathway is established.
     On February 14, 2007, Representative Waxman introduced House Bill 1038 (“Access to Life Saving Medicine Act”) in the U.S. House of Representatives seeking to provide a regulatory pathway for generic biologics. The Access to Life Saving Medicine Act, as currently written, would allow the FDA to approve abbreviated applications for generic versions of biologic products licensed under the PHSA, without necessarily having to repeat expensive and duplicative clinical trials. The bill establishes a scientifically rigorous process for approval of generic versions of biologic products, authorizing the FDA to determine, on a product-by-product basis, what studies will be necessary to show that a new product is clinically comparable to the brand name product. The bill would also create an improved process for ensuring that patent disputes are resolved early to avoid delays in competition. On February 15, 2007, Senators Clinton and Schumer, among others, introduced a companion bill in the Senate, Senate Bill 623. In April 2007, Representative Inslee introduced House Bill 1956 the “Patient Protection and Innovative Biologic Medicines Act of 2007.” That bill would create significant barriers to timely and expedited approval of generic biologic products. Senator Greg introduced a similar bill in the U.S. Senate in May 2007, Senate Bill 1505. On June 26, 2007, a bipartisan group of Senators, including Senators Clinton, Kennedy, Hatch, and Enzi, introduced Senate Bill 1695, “Biologics Price Competition and Innovation Act of 2007.” That bill would allow the FDA to approve abbreviated applications for generic versions of biologic products licensed under the PHSA and would give the FDA the discretion to decide what data and tests would be necessary for approval. The bill also includes a complex patent dispute resolution mechanism. Barr continues to work in support of passage of a workable bill.
RESEARCH AND DEVELOPMENT
     Our commitment to research and development, which includes generics, proprietary products and biologics, resulted in investments of $248 million in 2007, $107 million in the Transition Period, $140 million in fiscal 2006 and $128 million in fiscal 2005. We have consistently made substantial investments in research and development because of our belief that a significant portfolio of products in development is critical to our long-term success. Research and development expenditures for generic development activities typically include those related to internal personnel, third-party bioequivalence studies, clinical studies related to biologic product development, costs paid to third-party development partners and raw materials used in developing products. Proprietary product development costs typically include those related to internal personnel, clinical studies, third-party toxicology studies, clinical trials conducted by third-party clinical research organizations, raw materials and acquired in-process research and development charges. We expect to continue to invest aggressively in research and development projects in generic, proprietary and generic biologics categories.
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
     From time-to-time, we may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. Litigation concerning patents, trademarks, copyrights and proprietary technologies can often be protracted and expensive and, as with litigation generally, the outcome is often uncertain. See Item 3 — “Legal Proceedings.”

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
     Abbreviated New Drug Application Process
     In the U.S., generic pharmaceutical products are the chemical and therapeutic equivalent of branded drug products listed in the FDA publication entitled “Approved Drug Products with Therapeutic Equivalence Evaluations,” popularly known in the industry as the “Orange Book.” The Drug Price Competition and Patent Term Restoration Act of 1984, as amended, which is known as the “Hatch-Waxman Act,” has been largely credited with launching the generic drug industry in the United States. Generic drugs are bioequivalent to their brand-name counterparts, meaning they deliver the equivalent amount of active ingredient at the same rate as the brand-name drug. Accordingly, generic products provide safe and effective alternatives to branded products, typically at a significantly lower price than the branded equivalent.
     FDA approval is required before a generic equivalent can be marketed. We seek approval for such products by submitting an Abbreviated New Drug Application (“ANDA”) to the FDA. ANDAs are abbreviated versions of NDAs that must be filed with the FDA for a branded product. The Hatch-Waxman Act provides that generic drugs may enter the market upon approval of an ANDA. When processing an ANDA, the FDA waives the requirement of conducting complete clinical studies, although it normally requires bioavailability and/or bioequivalence studies. “Bioavailability” indicates the rate and extent of which the active ingredient is absorbed from a drug product and becomes available at the site of action. “Bioequivalence” compares the bioavailability of one drug product with another, and when established, indicates that the rate of absorption and levels of concentration of the active drug substance in the body are equivalent for the generic drug and the previously approved drug. An ANDA may be submitted for a drug on the basis that it is the equivalent of a previously approved drug or, in the case of a new dosage form, is suitable for use for the indications specified.
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
     Over the past few years the use of so-called “authorized” generics has increased significantly in response to generic pharmaceutical patent challenges. Authorized generics involve the brand pharmaceutical maker either marketing a “generic” version of its brand product or licensing its brand drug to another company, which is then marketed in competition with the true generic during the 180-day generic exclusivity period. Because the “authorized” generic is not sold under an ANDA, but rather is sold under the brand pharmaceutical maker’s NDA, courts have held to date that the authorized generic can compete against the patent challenger’s generic product during the 180-day exclusivity period.
     We believe that the marketing of “authorized” generics during a generic company’s 180-day exclusivity period undermines the original intent of the Hatch-Waxman Act and devalues the incentives the Hatch-Waxman Act provided for pursuing paragraph IV certifications. In addition, “authorized” generics may have a chilling effect on investment in future patent challenges by some generic pharmaceutical companies. We continue to work with Congress to seek legislation that would restore the full value of the incentive period. In January 2007, Senators Rockefeller, Schumer, Leahy and Kohl introduced Senate Bill 438 seeking to prohibit the entry of an authorized generic drug into the market during a generic company’s 180-day exclusivity period.
     Sales of several of our products have been impacted by the brand company’s authorized generic product launch during our 180-day exclusivity period and we anticipate that certain future products may also face competition from authorized generics.

     In January 2007, Senators Kohl, Leahy, Grassley, Schumer, and Feingold introduced Senate Bill 316 which would significantly limit the ability of companies to settle Hatch-Waxman patent litigation. In March and April 2007, similar legislation was introduced in the U.S. House. We believe that such potential legislation undermines the original intent of the Hatch-Waxman Act and devalues the 180-day generic exclusivity incentive. We continue to work with Congress to seek legislation that would not so limit the ability of brand and generic companies to enter into pro-consumer settlements.
     In 2006, patent reform legislation was introduced in both the House and Senate. Those bills would make certain changes to the Patent Act. In 2007, new patent reform legislation was introduced in the House and Senate, House Bill 1908 and Senate Bill 1145. The House passed House Bill 1908 in September 2007. The full Senate has not voted on Senate Bill 1145. If adopted, the proposals set forth in these bills could significantly change the way that patent laws currently operate. We continue to work with Congress to seek legislation that would not negatively impact a company’s ability to challenge the validity, enforceability, or infringement of patents.
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
     At the time an ANDA is filed with the FDA, a generic company that wishes to challenge the patent files a paragraph IV certification. After receiving notice from the FDA that its application is accepted for filing, the generic company sends the patent holder and NDA owner a notice explaining why it believes that the patent(s) in question are invalid, unenforceable, or not infringed. If the patent holder and NDA owner bring suit in federal district court against the generic company to enforce the challenged patent within 45 days of the receipt of the notice from the generic company, the Hatch-Waxman Act provides for an automatic stay of the FDA’s authority to grant the approval that would otherwise give the patent challenger the right to market its generic product. This stay is set at 30 months, or such shorter or longer period as may be ordered by the court. The 30 months often does not coincide with the timing of a trial or the expiration of a patent. The discovery, trial, and appeals process can take several years.
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

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (“MMA”) was signed into law. The MMA included provisions modifying the Hatch-Waxman Act and generic exclusivity related to patent challenges. The MMA includes several provisions regarding the patent challenge process designed to level the playing field for generic companies. Generally speaking, the MMA provisions apply when the first ANDA containing a paragraph IV certification was filed after December 8, 2003. These reforms included:
•	Only one 30-month stay allowed per drug;

•	Product-by-product exclusivity;

•	Shared 180-day exclusivity in limited circumstances;

•	Counterclaim for an Orange Book delisting allowed; and

•	180-day exclusivity cannot be triggered by a district court decision.
     First, under the MMA, only patents submitted to the FDA before an ANDA is filed can result in a 30-month stay. No additional 30-month stay can be obtained on patents listed in the Orange Book after the ANDA has been filed. Second, exclusivity is expressly on a product-by-product basis, meaning that there will only be one 180-day exclusivity period per listed drug. Third, because exclusivity is product-by-product, shared exclusivity will result only when multiple companies submit the first ANDA containing a paragraph IV certification on the same day. Fourth, ANDA applicants now have the ability to challenge the propriety of a patent listing. If an ANDA applicant is sued, the company can now bring a counterclaim seeking to have a patent removed from the Orange Book. Finally, for ANDAs where the first paragraph IV certification was filed before December 8, 2003, Congress reinstated FDA’s prior interpretation of “court decision,” meaning that exclusivity for such applications can be triggered by first commercial marketing or by the appellate court’s affirmance of an appealed district court’s ruling. Thus, for such applications, the 180-day exclusivity period cannot be triggered by a district court decision that is on appeal.
     Where the first paragraph IV ANDA was submitted after the enactment of the MMA, the MMA made changes to the generic exclusivity provision. Under the MMA, the start of the 180-day exclusivity period can only be triggered by the first ANDA filer’s marketing of its own generic product or a product made by the brand company. The MMA also includes a series of provisions under which the 180-day exclusivity period can be “forfeited.” While exclusivity could be forfeited as a result of a court decision, that court decision must either be an unappealed district court decision or an appellate court decision.
     New Drug Application Process
     FDA approval is required before any new drug can be marketed in the U.S. A New Drug Application (“NDA”) is a filing submitted to the FDA to obtain approval of a new drug and must contain complete pre-clinical and clinical safety and efficacy data or a right of reference to such data. Before dosing a new drug in healthy human subjects or patients may begin, stringent government requirements for pre-clinical data must be satisfied. The pre-clinical data, typically obtained from studies in animal species as well as from laboratory studies, are submitted in an Investigational New Drug, or IND, application, or its equivalent in countries outside the U.S. where clinical trials are to be conducted. The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.
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
     Medicaid
     In November 1990, a law regarding reimbursement for prescribed Medicaid drugs was passed as part of the Congressional Omnibus Budget Reconciliation Act of 1990. All generic pharmaceutical manufacturers whose products are covered by the Medicaid program are required to rebate to each state a percentage of their Average Manufacturer Price (“AMP”) for the products in question. For 2007, these percentages were 11% in the case of products sold by us which are covered by an ANDA and the greater of 15% or the difference between AMP minus the lowest non-government price, or Best Price, for products sold by us which are covered by an NDA. For products covered by an NDA, rebates may include an additional penalty if prices increased faster than the Consumer Price Index-Urban over time.

     The Deficit Reduction Act required changes to our methods of calculating the AMP and Best Price effective October 1, 2007. It is too early to determine the financial effect of these changes. We believe that federal and/or state governments may continue to enact measures in the future aimed at reducing the cost of providing prescription drug benefits to the public, particularly senior citizens. We cannot predict the nature of such measures or their impact on our profitability.
     Medicare
     In January 2006, the Medicare Part D prescription drug benefit, which provides for comprehensive prescription drug coverage to seniors, took effect with the implementation of the Medicare Prescription Drug and Modernization Act (“MMA”). During 2006 and 2007, we finalized negotiated rebate agreements involving Cenestin, ENJUVIA and Trexall with numerous Part D Sponsors. We also calculated and reported our quarterly Average Sales Price (ASP) for products covered under Medicare Part B, as required by the MMA.
Other Countries
     In Europe and ROW, the manufacture and sale of pharmaceutical products is regulated in a manner substantially similar to that in the United States. Legal requirements generally prohibit the handling, manufacture, marketing and importation of any pharmaceutical product unless it is properly registered in accordance with applicable law. The registration file relating to any particular product must contain medical data related to product efficacy and safety, including results of clinical testing and/or references to medical publications, as well as detailed information regarding production methods and quality control. Health ministries are authorized to cancel or suspend the registration of a product if it is found to be harmful or ineffective or manufactured and marketed other than in accordance with registration conditions.
     A directive of the European Union requires that medicinal products shall have a valid marketing authorization before they are sold or supplied in the European Union. Marketing authorizations are granted after the assessment of quality, safety and efficacy. In order to control expenditures on pharmaceuticals, most member states of the European Union regulate the pricing of such products and in some cases limit the range of different forms of a drug available for prescription by national health services. These controls can result in considerable price differences among member states. As part of the mutual recognition and decentralization registration procedures established by the European Union, an attempt was made to simplify the registration process and achieve harmonization for a given product within the community. The centralized registration procedure is mandatory for biosimilar products but is optional for generic versions of centrally approved products. To date, only a few generic products have been approved using this procedure.
     The duration of certain pharmaceutical patents may be extended in Europe and the ROW by up to five years in order to extend effective patent life to fifteen years. Additionally, data exclusivity provisions in Europe (as discussed below) may prevent the submission of a marketing authorization application for a generic product by six or ten years from the date of grant of the first marketing authorization for the originator product in the European Union. New legislation, effective as of November 2005, lengthens the exclusivity period for new products to 10 years for all members of the EU, with a possibility of extending the period up to 11 years under certain circumstances. As this legislation is not retrospective, the old periods of data exclusivity continue to apply to products submitted prior to implementation of the new law. This new legislation also enables the submission of a marketing authorization application for a generic product to the health authorities eight years after the first marketing authorization for the originator product was approved in the EU, and allows for research and development work during the patent term for the purpose of submitting registration dossiers.
     Data exclusivity provisions exist in many countries worldwide, including in the European Union, although their application is not uniform. Similar provisions may be adopted by additional countries or otherwise strengthened. In general, these exclusivity provisions prevent the approval and/or submission of generic drug applications to the health authorities for a fixed period of time following the first approval of a novel brand-name product in that country. As these exclusivity provisions operate independently of patent protection, they may prevent the approval and/or submission of generic drug applications for some products even after the patent protection has expired.

Government Relations Activities
     Because we believe a balanced and fair legislative and regulatory arena is critical to the pharmaceutical industry, we have and will continue to place a major emphasis in terms of management time and financial resources on government affairs activities. We currently maintain an office and staff a full-time government affairs department in Washington, D.C., which is responsible for coordinating state and federal legislative activities and coordinating with the generic industry trade association and other associations, such as the Consumer Health Product Association and National Association of Manufacturers, whose interests and goals are aligned with ours. Outside the U.S., we participate in the European Generic Association, and local government affairs matters are handled by country managers on a local level, subject to overall coordination by our government affairs department.
     COMPETITION
     We face intense competition from numerous branded and generic pharmaceutical companies in nearly every country where our pharmaceutical products are marketed. Our competitors include:
•	the generic divisions and subsidiaries of brand pharmaceutical companies, including Sandoz US, a subsidiary of Novartis AG;

•	large independent domestic and international generic manufacturers including Mylan Inc., Watson Pharmaceuticals, Inc., Teva Pharmaceuticals and distributors with large product lines where there is competition with some of our products;

•	generic manufacturers in Europe such as Ratiopharm, Gedeon Richter Ltd, Actavis and Krka d.d.;

•	generic manufacturers in India that have certain cost advantages over U.S. generic manufacturers, such as Ranbaxy and Dr. Reddy’s; and

•	brand pharmaceutical companies whose therapies compete with our generic and proprietary products, including Johnson & Johnson, Wyeth, Bayer and Warner Chilcott.
     The expiration of patents and other market exclusivities on branded products results in generic competitors entering the marketplace. In most cases, there is significant unit price decline as additional generic competitors enter the market and we may lose market share as well. The timing of price decreases is often unpredictable and can result in a significantly curtailed period of profitability for a particular generic product. In addition, brand-name manufacturers frequently take actions in the U.S. to prevent or discourage the use of a competitor’s generic equivalents. These actions may include:
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
     In the generic oral contraceptive market, which represents the largest category of our generics segment, our most significant competitor is Watson Pharmaceuticals, which markets and distributes a sizeable portfolio of generic oral contraceptive products. Teva Pharmaceuticals, which currently markets two generic oral contraceptive products manufactured by Andrx Corporation, now a subsidiary of Watson Pharmaceuticals, is also a competitor. As a result of Watson’s acquisition of Andrx, Teva has gained the rights to Andrx’s oral contraceptive products and pending applications. In addition, a small, privately held pharmaceutical company distributes authorized generic versions of two oral contraceptive products that we manufacture and market. Although we expect competition in the generic oral contraceptive field to intensify, we believe that our large portfolio of generic oral contraceptives will remain a significant component of our total revenues in 2008.
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
     EMPLOYEES
     Our success depends on our ability to recruit and retain highly qualified scientific and management personnel. We face competition for personnel from other companies (including other pharmaceutical companies), academic institutions, government entities and other organizations. As of December 31, 2007, we had approximately 8,900 full-time employees. In the U.S., approximately 80 of our employees are represented by unions. Outside of the U.S., approximately 2,650 of our employees are represented by unions, and approximately 5,100 employees are covered by collective bargaining agreements in Croatia, the Czech Republic, Germany and Poland.

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
     We maintain third-party insurance that provides coverage, a portion of which is subject to specified co-insurance requirements, for the cost of product liability claims arising during the current policy period, which began on October 1, 2007 and ends on September 30, 2008, up to an aggregate amount of $75.0 million. For claims related to products distributed in North America, we have retained liability for the first $25.0 million of costs incurred while claims related to products distributed outside of North America are subject to per claim and aggregate retentions of $1.0 million and $5.0 million, respectively.
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
     Our disclosure and analysis in this Form 10-K contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, potential acquisitions, future performance or results of current and anticipated products, sales efforts, expenses, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results.
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
Our success depends on our ability to successfully develop and commercialize additional pharmaceutical products
     Our future results of operations depend, to a significant degree, upon our ability to successfully commercialize additional generic and proprietary pharmaceutical products. With respect to our generic products, we must develop, test and manufacture these products, as well as prove that our generic products are bioequivalent to their branded counterparts. With respect to our proprietary products, we must complete typically lengthy clinical studies that prove the safety and efficacy of our proprietary products. All of our products must meet and continue to comply with regulatory and safety standards and receive regulatory approvals. We may be forced to withdraw a product from the market if health or safety concerns arise with respect to the product. The development and commercialization process, particularly with respect to proprietary products, is both time-consuming and costly and involves a high degree of business risk. Our products currently under development, if and when fully developed and tested, may not perform as we expect, necessary regulatory approvals may not be obtained in a timely manner, if at all, and we may not be able to successfully and profitably produce and market such products. Delays in any part of the process or our inability to obtain regulatory approval of our products could adversely affect our operating results by restricting or delaying our introduction of new products. Our ability to introduce and benefit from new generic products may depend upon our ability to successfully challenge patent rights held by branded companies. The continuous introduction of new products is critical to our business.

Impact on our revenues and profits as competition is introduced
     We attempt to select our generic products based on the prospects for limited competition from competing generic companies. We do so because we believe that the more generic competitors that market the same generic product, the lower the revenue and profitability we will record for our product. Therefore, if any of our currently marketed products or any newly launched generic product are subject to additional generic competition from one or more competing products, our price and market share for the affected generic product and our operating results as a whole could be dramatically reduced. As a consequence, unless we successfully replace generic products that are declining in profitability with new generic products with higher profitability, our business could be adversely affected.
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
Resolving Paragraph IV patent challenges
     Our operating results have historically included significant contributions from products that arise from the success we have had from our patent challenge activities. However, the success we have had in the past from challenging branded companies’ patents, whether through court decisions that permit us to launch our generic products or through settlements, may not be repeated in the future due to the following:
•	legislation currently pending in Congress that, if passed as currently written, could significantly limit the ability of brand and generic companies to settle patent litigation under the Hatch-Waxman Act;

•	“patent reform” legislation proposals that would make it more difficult to invalidate patents or render them unenforceable;

•	an increase in the number of competitors who pursue patent challenges could make it more difficult for us to be the first to file a Paragraph IV certification on a patent protected product;

•	a branded company’s decision to launch an authorized generic version of a product will reduce our market share and lower the revenues and gross profits we could have otherwise earned if an authorized generic were not launched;

•	claims brought by third parties, including the FTC, various states’ Attorneys General and other third-party payers challenging the legality of our settlement agreements could affect the way in which we resolve our patent challenges with the brand pharmaceutical companies; and

•	the efforts of brand companies to use legislative and regulatory tactics to delay the launch of generic products.
Impact of “At Risk” Launches
     There are situations in which we have used our business and legal judgment and decided to market and sell products, subject to claims of alleged patent infringement, prior to final resolution by the courts, based upon our belief that such patents are invalid, unenforceable or would not be infringed. This is referred to in the pharmaceutical industry as an “at risk” launch. One such example of this is our “at risk” launch of Fexofenadine hydrochloride 30 mg, 60 mg and 180 mg tablets, the generic versions of Sanofi-Aventis’ Allegra® tablets, together with Teva, as discussed above. The risk involved in an “at risk” launch can be substantial because, if a patent holder ultimately prevails, the remedies available to such holder may include, among other things, damages measured by the profits lost by the holder, which are often significantly higher than the profits we make from selling the generic version of the product. Should we elect to proceed in this manner we could face substantial damages if the final court decision is adverse to us. In the case where a patent holder is able to prove that our infringement was “willful”, the definition of which is subjective, such damages may be trebled.
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
Managed Care Trends
     The trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. Such cost containment measures and healthcare reform could affect our ability to sell our products and may have a material adverse effect on us. Additionally, reimbursements to patients may not be maintained and third-party payers, which place limits on levels of reimbursement, may reduce the demand for, or negatively affect the price of, those products and could significantly harm our business. We may also be subject to lawsuits relating to reimbursement programs that could be costly to defend, divert management’s attention and could have a material adverse effect on our business.
Government Regulation
     We are dependent on obtaining timely approvals before marketing most of our products. Any manufacturer failing to comply with FDA or other applicable regulatory agency requirements may be unable to obtain approvals for the introduction of new products and, even after approval, initial product shipments may be delayed. For example, on May 8, 2006, prior to the acquisition, PLIVA received a warning letter from the FDA that raised numerous concerns regarding our manufacturing facility in Zagreb, Croatia, and in connection with that letter, the FDA imposed a temporary hold on approvals of ANDAs for products produced at this facility which has since been lifted. The FDA also has the authority, in certain circumstances, to revoke drug approvals previously granted and remove from the market previously approved drug products containing ingredients no longer approved by the FDA. Our major facilities, both in the U.S. and outside the U.S., and our products are periodically inspected by the FDA, which has extensive enforcement powers over the activities of pharmaceutical manufacturers, including the power to seize, force to recall and prohibit the sale or import of non-complying products, and to halt operations of and criminally prosecute non-complying manufacturers.
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
Dependence on Third Parties
     We rely on numerous third parties to supply us with most of our raw materials, inactive ingredients and other components for our manufactured products and for certain of our finished goods. In many instances there is only a single supplier. In addition, we rely on third-party distributors and alliance partners to provide services for our business, including product development, manufacturing, warehousing, distribution, customer service support, medical affairs services, clinical studies, sales and other technical and financial services for certain of our products. Also, in Europe we often in-license products that are manufactured by others for us. Nearly all third-party suppliers and contractors are subject to governmental regulation and, accordingly, we are dependent on the regulatory compliance of these third parties. We also depend on the strength, validity and terms of our various contracts with these third-party manufacturers, distributors and collaboration partners. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements or obligations with us could have a material adverse effect on our business.
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
Integration of PLIVA
     We acquired PLIVA in October 2006. The acquisition involved the integration of two companies that had previously operated independently. There continues to be a number of operational and financial risks associated with this acquisition and related integration. The operational risks include, but are not limited to, the following:

•	the necessity of coordinating and consolidating geographically separated organizations, systems and facilities, including as they relate to disclosure controls and internal controls for purposes of regulations promulgated under the Sarbanes-Oxley Act;

•	the successful integration of our management and personnel with that of PLIVA and retaining key employees; and

•	changes in intellectual property legal protections and remedies, trade regulations and procedures and actions affecting approval, production, pricing, reimbursement and marketing of products.
     The financial risks include, but are not limited to, the following:
•	our ability to satisfy obligations with respect to the $1.8 billion of debt outstanding as of December 31, 2007 that we incurred to help finance this transaction, a significant portion of which is at a variable rate of interest based upon LIBOR;

•	charges associated with this transaction, including additional depreciation and amortization of acquired assets and interest expense which have impacted, and will continue to negatively impact, our net income;

•	our ability to accurately forecast financial results is affected by a significant increase in the scope and complexity of our business;

•	our international-based revenues and expenses are subject to foreign currency exchange rate fluctuations; and

•	to the extent goodwill or intangible assets associated with the acquisition become impaired, we may be required to incur material charges to our earnings for those impairments.
     If management is unable to successfully integrate the operations and manage the financial risks, the anticipated benefits of this acquisition may not be realized and it could result in a material adverse effect on our operations and cash flow.
We have substantial indebtedness which requires us to apply a substantial portion of our cash flows from operation to service our indebtedness.
     In connection with our acquisition of PLIVA, we incurred significant debt. As of December 31, 2007 our total outstanding debt was $2.1 billion. Our current indebtedness requires us to apply a significant portion of our operating cash flows to service our indebtedness which may prevent us from:
•	making additional product acquisitions;

•	completing additional business combinations;

•	investing in all contemplated capital projects;

•	securing additional debt;

•	having a competitive advantage over our competitors that have less debt; and

•	having the ability to invest larger portions of our excess cash flow from operations in marketable securities.
Volatility in interest rates, commodity prices and credit markets may adversely affect our financial condition, result of operations or cash flows
     The current volatility in interest rates, commodity prices and credit markets could affect the following items:
•	our ability to invest in higher earning marketable securities in both the short-term and long-term markets;

•	our ability to raise additional liquidity due to credit concerns in the capital markets;

•	our ability to liquidate certain investments under our marketable securities portfolio (including auction-rate securities) due to credit concerns in the capital markets; and

•	our exposure to the volatile interest rate market and the inability to secure favorable interest rates.
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

We are subject to the restrictions imposed by the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws
     The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.
Changes in foreign currency exchange rates may adversely affect our results
     We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. As a result of our PLIVA acquisition, sales in non-U.S. markets now represent a significant portion of our net sales. Therefore, when the U.S. dollar strengthens in relation to the currencies of the countries where we sell our products, such as the Euro or Croatian Kuna, our U.S. dollar reported revenue and income will decrease. Changes in the relative values of currencies occur from time to time and, in some instances, may have a significant effect on our operating results.
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
Availability of Product Liability Insurance
     Our business inherently exposes us to claims relating to the use of our products. We sell, and will continue to sell, pharmaceutical products for which product liability insurance coverage may not be available, and, accordingly, if we are sued and if adverse judgments are rendered, we may be subject to claims that are not covered by insurance, as well as claims that exceed our policy limits. Additional products for which we currently have coverage may be excluded in the future. In addition, product liability coverage for pharmaceutical companies is becoming more expensive and increasingly difficult to obtain. As a result, we may not be able to obtain the type and amount of coverage we desire on commercially reasonable terms.
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
     Certain environmental laws assess liability on current or previous owners or operators of real property for the costs of investigation, removal or remediation of hazardous substances or materials at their properties or at properties at which they have disposed of hazardous substances. Liability for investigative, removal and remedial costs under certain federal and state laws is retroactive, strict and joint and several. In addition to clean-up actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have received notification from the U.S. Environmental Protection Agency and similar state environmental agencies that conditions at a number of formerly owned sites where we and others have disposed of hazardous substances require investigation, clean-up and other possible remedial action and may require that we reimburse the government or otherwise pay for the costs of investigation and remediation and for natural resource damage claims from such sites.
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
Managing Rapidly Growing Operations
     We have grown significantly over the past several years, extending our processes, systems and people. In particular, our acquisition of PLIVA has significantly added to the scope and complexity of our operations. We have made and continue to make significant investments in global enterprise resource systems and our internal control processes to help manage the increased scope and complexity of our business. We must also attract, retain and motivate executives and other key employees, including those in managerial, technical, sales and marketing and support positions to support our growth. As a result, hiring and retaining qualified executives, scientists, technical staff, manufacturing personnel, qualified quality and regulatory professionals and sales representatives are critical to our business and competition for these people can be intense. If we are unable to hire and retain qualified employees and if we do not continue to invest in systems and processes to manage our growth, our operations could be adversely impacted.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.

ITEM 2. PROPERTIES
     The following table lists the principal facilities owned or leased by us as of December 31, 2007 and indicates the location and principal use of each of these facilities:

		Owned/
Location	Sq. Feet	Leased	Principal Usage(s)
Montvale, NJ	142,500	Leased	Administrative
Woodcliff Lake, NJ	90,000	Leased	Administrative
East Hanover, NJ	280,000	Leased/Owned	Manufacturing; Warehousing; Administrative. (18,500 sqft owned)
Pomona, NY	181,000	Owned	R&D; Laboratories; Administrative; Manufacturing; Warehousing
North Tonawanda, NY	23,500	Leased	Manufacturing
Cincinnati, OH	305,000	Owned	Manufacturing; Laboratories; Packaging; Warehousing; Administrative
Bala Cynwyd, PA	39,000	Leased	Proprietary R&D; Administrative
Forest, VA	20,000	Owned	Adenovirus Facility
Forest, VA	407,000	Owned	Administrative; Warehousing; Packaging; Distribution
Washington, D.C.	8,700	Leased	Government Affairs
Brno, Czech Republic	453,200	Owned	Manufacturing; API; Warehousing; Engineering; R&D; Administrative
Zagreb, Croatia, PbF	1,277,900	Owned	Administrative, Manufacturing, Packaging, R&D, API, Warehousing
Zagreb, Croatia, Vukovarska	175,500	Owned	Administrative Headquarters
Zagreb, Croatia, SM	579,300	Owned	API; Biologics; Warehousing
Zagreb, Croatia, HL	96,700	Owned	Manufacturing; Packaging, Warehousing
Zagreb, Croatia, Jagićeva	18,000	Owned	Administrative
Radebeul, Germany	8,300	Owned	Administrative
Krakow, Poland	948,500	Owned	Manufacturing; Warehousing; Engineering; Administrative
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

ITEM 3. LEGAL PROCEEDINGS
Litigation Settlement
     On October 22, 1999, we entered into a settlement agreement with Schein Pharmaceutical, Inc. (now part of Watson Pharmaceuticals, Inc.) relating to a 1992 agreement regarding the pursuit of a generic conjugated estrogens product. Under the terms of the settlement, Schein relinquished any claim to rights in CENESTIN in exchange for a payment of $15.0 million made to Schein in 1999. An additional $15.0 million payment is required under the terms of the settlement if CENESTIN achieves total profits, as defined, of greater than $100.0 million over any rolling five-year period prior to October 22, 2014. We believe that it is probable that this payment will be earned at some point during the next two years, most likely during 2008. As a result, we have recorded a contingent liability as of December 31, 2007 in the amount of $13.7 million, representing an estimated pro-rata amount of the liability incurred as of December 31, 2007.
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
     Summarized below are the more significant matters pending to which we are a party. As of December 31, 2007, our reserve for the liability associated with claims or related defense costs for these matters is not material.
     Patent Matters
     Fexofenadine Hydrochloride Suit
     In June 2001, we filed an ANDA seeking approval from the FDA to market fexofenadine hydrochloride tablets in 30 mg, 60 mg and 180 mg strengths, the generic equivalent of Sanofi-Aventis’ Allegra tablet products for allergy relief. We notified Sanofi-Aventis pursuant to the provisions of the Hatch-Waxman Act and, in September 2001, Sanofi-Aventis filed a patent infringement action in the U.S. District Court for the District of New Jersey — Newark Division, seeking to prevent us from marketing this product until after the expiration of various U.S. patents, the last of which is alleged to expire in 2017.
     After the filing of our ANDA, Sanofi-Aventis listed an additional patent on Allegra in the Orange Book. We filed appropriate amendments to our ANDAs to address the newly listed patent and, in November 2002, notified Merrell Pharmaceuticals, Inc., the patent holder, and Sanofi-Aventis pursuant to the provisions of the Hatch-Waxman Act. Sanofi-Aventis filed an amended complaint in November 2002 claiming that our ANDA infringes the newly listed patent.
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
     On November 14, 2006, Sanofi-Aventis sued Barr and Teva in the U.S. District Court for the Eastern District of Texas, alleging that Teva’s fexofenadine hydrochloride tablets infringe a patent directed to a certain crystal form of fexofenadine hydrochloride, and that we induced Teva’s allegedly infringing sales. On November 21, 2006, Sanofi-Aventis filed an amended complaint in the same court, asserting that our fexofenadine hydrochloride tablets infringe a different patent directed to a different crystal form of fexofenadine hydrochloride. On January 12, 2007, we moved to dismiss the suit against Barr Pharmaceuticals, answered the complaint on behalf of Barr Laboratories, denied the allegations against it, and moved to transfer the action to the U.S. District Court for New Jersey. On September 27, 2007, the U.S. District Court for the Eastern District of Texas granted our motion to transfer the case to the U.S. District for New Jersey and denied Barr Pharmaceutical, Inc.’s motion to dismiss as moot.
     Sanofi-Aventis also has brought a patent infringement suit against Teva in Israel, seeking to have Teva enjoined from manufacturing generic versions of Allegra tablets and seeking damages.
     If Barr and/or Teva are unsuccessful in the Allegra litigation, Barr potentially could be liable for a portion of Sanofi-Aventis’ lost profits on the sale of Allegra, which could potentially exceed our profits earned from our arrangement with Teva on generic Allegra.
     Product Liability Matters
     Hormone Therapy Litigation
     We have been named as a defendant in approximately 5,080 personal injury product liability cases brought against us and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of certain estrogen and progestin medications prescribed to treat the symptoms of menopause. The cases against us involve our CENESTIN products and/or the use of our medroxyprogesterone acetate product, which typically has been prescribed for use in conjunction with Premarin or other hormone therapy products. All of these products remain approved by the FDA and continue to be marketed and sold to customers. While we have been named as a defendant in these cases, fewer than a third of the complaints actually allege the plaintiffs took a product manufactured by us, and our experience to date suggests that, even in these cases, a high percentage of the plaintiffs will be unable to demonstrate actual use of our product. For that reason, approximately 4,624 of such cases have been dismissed (leaving approximately 456 pending) and, based on discussions with our outside counsel, more are expected to be dismissed.

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
     The lawsuits include nine consolidated in California state court, one in Kansas state court, one in Wisconsin state court, one in Florida state court, and two consolidated in New York state court, with the remainder of the actions pending in the U.S. District Court for the Eastern District of New York for coordinated or consolidated pre-trial proceedings (the “MDL Case”). On March 31, 2005, the Court in the MDL Case granted summary judgment in the Company’s favor and dismissed all of the federal actions before it. On June 7, 2005, plaintiffs filed notices of appeal to the U.S. Court of Appeals for the Second Circuit. On November 2, 2007, the Company and the other defendants filed a motion for summary affirmance, based on the Second Circuit’s decision in the Company’s favor in the Tamoxifen antitrust case. On November 7, 2007, the Second Circuit transferred the appeal involving certain parties to the United States Court of Appeals for the Federal Circuit, while retaining jurisdiction over the appeals of the other parties in the case. Briefing on the merits is now proceeding in the Federal Circuit. Merits briefing has not been scheduled or commenced in the Second Circuit, pending a ruling on the defendants’ motion for summary affirmance.
     On September 19, 2003, the Circuit Court for the County of Milwaukee dismissed the Wisconsin state class action for failure to state a claim for relief under Wisconsin law. The Court of Appeals reinstated the complaint on May 9, 2006 and the Wisconsin Supreme Court affirmed that decision on July 13, 2007, while not addressing the underlying merits of the plaintiffs’ case. The matter was returned to the trial court for further proceedings, and the trial court has stayed the case.
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
     On April 13, 2005, the Superior Court of San Diego, California ordered a stay of the California state class actions until after the resolution of any appeal in the MDL Case. Plaintiffs have moved to lift the stay. The court has not ruled on the motion but has scheduled a further status hearing for March 7, 2008.
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

     Ovcon Antitrust Proceedings
      We have entered into settlements with the FTC, the State Attorneys General (as described below) and the class representatives of the indirect purchasers. Only the claims of the direct purchasers remain active in the litigation.
      Under the FTC settlement, the FTC agreed to dismiss its case against us, and we agreed to refrain from entering into exclusive supply agreements in certain non-patent challenge situations where we are an ANDA holder and the party being supplied is the NDA holder. The settlement was entered and the FTC's lawsuit against us was dismissed with prejudice on November 27, 2007.
      Under the State Attorneys General Settlement, the states agreed to dismiss their claims against us in exchange for a cash payment of $5.9 million and commitments by us not to engage in certain future conduct similar to the commitments contained in the FTC settlement. The State Attorneys General Settlement was finalized on February 25, 2008.
      In the actions brought on behalf of the indirect purchasers, we reached court-approved settlements with the class representatives of the certified class of indirect purchasers on behalf of the class. The settlements require us to pay $1.8 million to funds established by plaintiffs' counsel and to donate branded drug products to, among others, charitable organizations and university health centers.
      In the actions brought on behalf of the direct purchasers, on October 22, 2007, the Court granted plaintiffs' motion to certify a class on behalf of all entities that purchased Ovcon-35 directly from Warner Chilcott (or its affiliated companies) from April 22, 2004.
      In November 2007, we and the direct purchasers filed cross motions for summary judgment. No ruling has been made on the motions and no trial date has been set.
      During 2007, we recorded charges in the amount of $15.3 million related to these and other settlement offers in the Ovcon litigation.
     Provigil Antitrust Proceedings
     To date, we have been named as a co-defendant with Cephalon, Inc., Mylan Laboratories, Inc., Teva Pharmaceutical Industries, Ltd., Teva Pharmaceuticals USA, Inc., Ranbaxy Laboratories, Ltd., and Ranbaxy Pharmaceuticals, Inc. (the “Provigil Defendants”) in ten separate complaints filed in the U.S. District Court for the Eastern District of Pennsylvania. These actions allege, among other things, that the agreements between Cephalon and the other individual Provigil Defendants to settle patent litigation relating to Provigil® constitute an unfair method of competition, are anticompetitive and restrain trade in the market for Provigil and its generic equivalents in violation of the antitrust laws. These cases remain at a very early stage and no trial dates have been set.
     We were also named as a co-defendant with the Provigil Defendants in an action filed in the U.S. District Court for the Eastern District of Pennsylvania by Apotex, Inc. The lawsuit alleges, among other things, that Apotex sought to market its own generic version of Provigil and that the settlement agreements entered into between Cephalon and the other individual Provigil Defendants constituted an unfair method of competition, are anticompetitive and restrain trade in the market for Provigil and its generic equivalents in violation of the antitrust laws. The Provigil Defendants have filed motions to dismiss, and briefing has taken place with respect to these motions.
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
     In the Massachusetts case, the parties reached a settlement under which the Company denied any wrongdoing and the case was dismissed on October 9, 2007.
     The Iowa and New York cases, with the exception of the actions filed by Erie, Oswego, and Schenectady Counties in New York, are currently pending in the U.S. District Court for the District of Massachusetts. In the Iowa case, briefing on the defendants’ motions to dismiss is underway. In the consolidated New York cases, discovery is underway, but no trial dates have been set. The Erie, Oswego, and Schenectady County cases were filed in state courts in New York, again with no trial dates set.
     The Alabama, Illinois, and Kentucky cases were filed in state courts, removed to federal court, and then remanded back to their respective state courts. Discovery is underway. The Alabama trial court has completed the trial of a different defendant, with the remaining defendants to be tried thereafter but with the sequencing not yet known. The Kentucky trial court has scheduled the first trial to begin next year on May 19, 2009, but has not yet determined which defendant(s) will be tried.
     The State of Mississippi case was filed in Mississippi state court on October 25, 2005. Discovery was underway, but that case, along with the Illinois case and the actions brought by Erie, Oswego, and Schenectady Counties in New York, were removed to federal court on the motion of a co-defendant. Remand motions were granted on September 17, 2007, and thus the cases have returned to their respective state courts of origin, again with no trial dates set.
     The State of Hawaii case was filed in state court in Hawaii on April 26, 2007, removed to the United States District Court for the District of Hawaii, and remanded to state court. Discovery is underway. No trial date has been set.
     The State of Alaska case was filed in state court in Alaska on October 6, 2006. Discovery is underway. No trial date has been set.
     The State of South Carolina cases consist of two complaints, one brought on behalf of the South Carolina Medicaid Agency and the other brought on behalf of the South Carolina State Health Plan. Both cases were filed in state court in South Carolina on January 16, 2007. Briefing on the defendants’ motions to dismiss is underway. No trial date has been set.
     The State of Idaho case was filed in state court in Idaho on January 26, 2007. Discovery is underway. No trial date has been set.
     The State of Utah case was filed in state court in Utah on September 21, 2007. Defendants removed the case to federal court and moved to transfer the action to the U.S. District Court for the District of Massachusetts. The State has opposed both removal and transfer. No trial date has been set.
     We believe that we have not engaged in any improper conduct and are vigorously defending these matters.

     Breach of Contract Action
     On October 6, 2005, plaintiffs Agvar Chemicals Inc., Ranbaxy Laboratories, Inc. and Ranbaxy Pharmaceuticals, Inc. filed suit against us and Teva Pharmaceuticals USA, Inc. in the Superior Court of New Jersey. In their complaint, plaintiffs seek to recover damages and other relief, based on an alleged breach of an alleged contract requiring us to purchase raw material for our generic Allegra product from Ranbaxy, prohibiting us from launching our generic Allegra product without Ranbaxy’s consent and prohibiting us from entering into an agreement authorizing Teva to launch Teva’s generic Allegra product. In an amended complaint, plaintiffs further asserted claims for fraud and negligent misrepresentation. The court has entered a scheduling order providing for the completion of discovery by December 8, 2008, but has not yet set a date for trial. We believe there was no such contract, fraud or negligent misrepresentation and are vigorously defending this matter.
     Other Litigation
     As of December 31, 2007, we were involved with other lawsuits incidental to its business, including patent infringement actions, product liability, and personal injury claims. Management, based on the advice of legal counsel, believes that the ultimate outcome of these other matters will not have a material adverse effect on our consolidated financial statements.
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
      On February 13, 2008, the FTC filed an action against Cephalon in the U.S. District Court for the District of Columbia, claiming that Cephalon engaged in unfair methods of competition by entering into separate settlement agreements with us and three other generic companies concerning the Modafinil patent litigation. We were not named as a defendant in the litigation.
      We believe that our settlement agreement is in compliance with all applicable laws and intend to cooperate with the FTC’s investigation in this matter.
     On October 3, 2006, the FTC notified Barr it was investigating a patent litigation settlement reached in matters pending in the U.S. District Court for the Southern District of New York between Barr and Shire PLC concerning Shire’s ADDERALL XR product. On June 20, 2007, the Company received a Civil Investigative Demand, seeking documents and data. We are cooperating with the agency in its investigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters put to the vote of our stockholders during the quarter ended December 31, 2007.
     PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market for Barr’s Common Equity
     Our common stock is traded on the New York Stock Exchange under the symbol “BRL.” The following table sets forth the quarterly high and low share trading price information for the periods indicated:

	High	Low
Year Ended December 31, 2007:
First quarter	$56.66	$45.77
Second quarter	55.10	45.41
Third quarter	57.25	49.49
Fourth quarter	58.38	50.59

Transition Period
Three months ended September 30, 2006	$59.25	$44.60
Three months ended December 31, 2006	53.89	47.52

Fiscal year ended June 30, 2006:
First quarter	$55.08	$45.00
Second quarter	63.60	53.53
Third quarter	70.25	60.83
Fourth quarter	64.51	47.24
     As of February 15, 2008, we estimate that there were 1,467 holders of record of our common stock. We believe that a significant number of investors in our common stock hold their shares in street name. Therefore, the number of beneficial owners of our common stock is much greater than the number of record holders of our common stock.
     We have not paid any cash dividends on our common stock during 2007 or during the last two fiscal years and we do not anticipate paying any cash dividends in the foreseeable future.
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

ITEM 6. SELECTED FINANCIAL DATA
     In September 2006, we changed our fiscal year from June 30th to December 31st. We made this change to align our fiscal year end with that of our subsidiary, PLIVA, and with other companies within our industry. The following tables set forth selected consolidated financial data for the year ended December 31, 2007, the Transition Period, the six months ended December 31, 2005 (unaudited), and the four-year period ended June 30, 2006. The data for the year ended December 31, 2007, the Transition Period and the four fiscal years ended June 30, 2006 have been derived from our audited financial statements. The data for the six months ended December 31, 2005 is unaudited and is being provided for comparison purposes. The results of operations of our PLIVA subsidiary are included from October 25, 2006.

			Six months
	Year Ended		ended
(in thousands, except per share data)	December 31,	Transition	December 31,
Statements of Operations Data	2007	Period	2005
Total revenues	$2,500,582	$904,764	$635,956
Earnings (loss) before income taxes and minority interest	207,835	(302,359)	279,634
Income tax expense	64,546	34,630	101,507
Net earnings (loss)	128,350	(338,155)	178,127
Earnings (loss) per common share — basic	1.20	(3.18)	1.71
Earnings (loss) per common share — diluted	1.18	(3.18)	1.66

	As of	As of
	December 31,	December 31,
Balance Sheet Data	2007	2006
Working capital	$970,854	$876,106
Total assets	4,761,627	4,961,862
Long-term debt (1)	1,781,692	1,935,477
Shareholders’ equity (3)	1,866,321	1,465,228

(in thousands, except per share data)	Fiscal Year Ended June 30,
Statements of Operations Data	2006	2005	2004	2003
Total revenues	$1,314,465	$1,047,399	$1,309,088	$902,864
Earnings (loss) before income taxes and minority interest	522,948	329,876	194,440	262,715
Income tax expense	186,471	114,888	71,337	95,149
Net earnings (loss)	336,477	214,988	123,103	167,566
Earnings (loss) per common share — basic	3.20	2.08	1.21	1.69	(2)
Earnings (loss) per common share — diluted	3.12	2.03	1.15	1.62	(2)

	As of June 30,
Balance Sheet Data	2006	2005	2004	2003
Working capital	$921,663	$780,386	$670,601	$582,183
Total assets	1,921,419	1,490,306	1,333,269	1,180,937
Long-term debt (1)	7,431	15,493	32,355	34,027
Shareholders’ equity (3)	1,690,956	1,233,970	1,042,046	867,995
(1)	Includes capital leases and excludes current installments.

(2)	Amounts have been adjusted for the March 16, 2004 3-for-2 stock split effected in the form of a 50% stock dividend.

(3)	The Company has not paid a cash dividend in any of the above years.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Change in Fiscal Year
     On September 21, 2006, we changed our fiscal year end from June 30 to December 31. We made this change to align our fiscal year end with that of our subsidiary, PLIVA, and with other companies within our industry. We have defined various periods that are covered in the discussion below as follows:
•	“2007” — January 1, 2007 through December 31, 2007

•	“2006” — January 1, 2006 through December 31, 2006

•	“Transition Period” — July 1, 2006 through December 31, 2006

•	“comparable 2005 six months” — July 1, 2005 through December 31, 2005

•	“fiscal 2006” — July 1, 2005 through June 30, 2006

•	“fiscal 2005” — July 1, 2004 through June 30, 2005

•	“PLIVA Stub Period” — October 25, 2006 through December 31, 2006
     All information, data and figures for “2006” were derived by combining the Transition Period along with the six-month period ended June 30, 2006. The six-month period ended June 30, 2006 relates solely to Barr’s financials. The Transition Period includes PLIVA’s results of operations from October 25, 2006 through December 31, 2006.
     All information, data and figures provided for the comparable 2005 six months, as well as fiscal 2006 and 2005, relate solely to Barr’s financial results and do not include the results of PLIVA, which we acquired on October 24, 2006. PLIVA’s results of operations are included from October 25, 2006 through December 31, 2006.
Executive Overview
     We are a global specialty pharmaceutical company that operates in more than 30 countries. Our operations are based primarily in North America and Europe, with our key markets being the United States, Croatia, Germany, Poland and Russia. We are primarily engaged in the development, manufacture and marketing of generic and proprietary pharmaceuticals. During 2007, we recorded $2.3 billion of product sales and $2.5 billion of total revenues.
     During 2007, sales of our generic products grew to $1.9 billion from $1.0 billion in 2006, accounting for 81% of our total product sales, while sales of our proprietary products grew to $438.3 million from $391.4 million in 2006, accounting for 19% of our total product sales. In addition, we recorded $121.9 million of alliance and development revenues during 2007 and $44.6 million of other revenues. Alliance and development revenues are derived mainly from profit-sharing arrangements, co-promotion agreements, and standby manufacturing fees and other reimbursements and fees we received from third parties, including marketing partners. Other revenues primarily are derived from our non-core operations which include our diagnostics, disinfectants, dialysis and infusions (“DDD&I”) business.
     During 2007, we generated $383.2 million of operating cash flows. Our operating cash flows are a significant source of liquidity, and we expect to utilize a significant portion of these operating cash flows to service our debt obligations as well as fund our capital needs during 2008.
  PLIVA Acquisition
     On October 24, 2006, we completed the acquisition of PLIVA d.d., headquartered in Zagreb, Croatia. Under the terms of our cash tender offer, we made a payment of approximately $2.4 billion based on an offer price of HRK 820 per share for all shares tendered during the offer period. The transaction closed with 17,056,977 shares being tendered as part of the process, representing 92% of PLIVA’s total share capital being tendered to us. Subsequent to the close of the offer period, we purchased an additional 390,809 shares on the Croatian stock market for $58.3 million, and own 98.1% of all shares of PLIVA as of December 31, 2007.
     For a detailed discussion of our PLIVA acquisition, see Item 1, “Business — Overview — PLIVA Acquisition” above.
  Generic Products
     For many years, we have successfully utilized a strategy of developing the generic versions of branded products that possess a combination of unique factors that we believe have the effect of limiting competition for generics. Such factors include difficult formulation, complex and costly manufacturing requirements or limited raw material availability. By targeting products with some combination of these unique factors, we believe that our generic products will, in general, be less affected by the intense and rapid pricing pressure often associated with more commodity-type generic products. As a result of this focused strategy, we have been able to successfully identify, develop and market generic products that generally have few competitors or that are able to enjoy longer periods of limited competition, and thus generate profit margins higher than those often associated with commodity-type generic products. The development and launch of our generic oral contraceptive products is an example of our generic development strategy.
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
     We also develop and manufacture active pharmaceutical ingredients (“API”), primarily for use internally and, to a lesser extent, for sale to third parties. We manufacture 23 different APIs for use in pharmaceuticals through our facilities located in Croatia and the Czech Republic. We believe that our ability to produce API for internal use may provide us with a strategic advantage over competitors that lack such ability, particularly as to the timeliness of obtaining API for our products.
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
  Proprietary Products
     To help diversify our generic product revenue base, we initiated a program in 2001 to develop and market proprietary pharmaceutical products. We formalized this program through our acquisition of Duramed Pharmaceuticals in October 2001, and thereafter by establishing Duramed Research as our proprietary research and development subsidiary. Today, Duramed is recognized as a leader in the area of women’s healthcare. We implement our women’s healthcare platform through a substantial number of employees dedicated to the development and marketing of our proprietary products, including approximately 335 sales representatives that promote directly to physicians five of our products — SEASONIQUE®, Enjuvia™, Mircette®, ParaGard® and Plan B™— and two products under our co-promotion agreement with Kos Pharmaceuticals — Niaspan® and Advicor®. We have accomplished significant growth in proprietary product sales over the last several years through both internally-developed products, such as SEASONALE®, the first and largest selling extended-cycle oral contraceptive in the U.S., and through product acquisitions, including ParaGard, the only non-drug loaded IUC currently on the market in the U.S., in November 2005; Mircette, a well established 28-day oral contraceptive, in

December 2005; and Adderall IR, an immediate-release, mixed salt amphetamine product that is indicated for the treatment of attention deficit hyperactivity disorder and narcolepsy, in October 2006.
  Foreign currency exchange rate fluctuations
     Our international revenues and expenses are subject to foreign currency exchange rate fluctuations. These results are first converted from local currencies into Croatian Kuna (“HRK”), and then converted from HRK into U.S. dollars (“USD”). In general, the HRK exchange rate follows the exchange rate fluctuations between the USD and the Euro. Depending on the direction of change relative to the USD, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. While we cannot predict with certainty changes in foreign exchange rates or the effect they will have on us, we attempt to mitigate their impact through operational means and by using various foreign exchange financial instruments. We use foreign exchange financial instruments to hedge forecasted transactions even though none of the instruments are eligible for hedge accounting. Since our derivatives do not qualify for hedge accounting, the changes in fair value of these instruments are being measured each period and reported in other income (expense), which could lead to volatility of our reported net earnings. Despite the potential for increased earnings volatility, we still use such instruments to offset the economic risk from foreign exchange rate fluctuations.
  Discontinued Operations
     Since its acquisition of PLIVA on October 24, 2006, the Company has been evaluating PLIVA’s operations, and during the second half of 2007, has divested its non-core operations in Spain and Italy, and its animal health and veterinary business operated by Veterina d.d. As a result of these divestments, during 2007 we reclassified the combined amounts of these entities from continuing operations to discontinued operations. The total net loss from discontinued operations, including losses incurred on disposal, for the year ended December 31, 2007 and the Transition Period were $13.8 million and $1.8 million, respectively. These losses were higher in 2007, due to a full year of results incurred in 2007, as compared to 2006, which only included 68 days of activity subsequent to the Pliva acquisition.

Comparison of the Year ended December 31, 2007 and December 31, 2006
     The following table sets forth revenue data for 2007 and the comparable year 2006 (unaudited) (dollars in millions):

	Year Ended December 31,
			Change
	2007	2006	$	%
Generic products:
Oral contraceptives	$459.1	$444.0	$15.1	3%
Other generics	1,436.7	608.9	827.8	136%

Total generic products	1,895.8	1,052.9	842.9	80%
Proprietary products	438.3	391.4	46.9	12%

Total product sales	2,334.1	1,444.3	889.8	62%
Alliance and development revenue	121.9	131.3	(9.4)	-7%
Other revenue	44.6	7.5	37.1	495%

Total revenues	$2,500.6	$1,583.1	$917.5	58%

Product Sales
Generic Products
     Sales of our generic products were $1.9 billion during 2007, up from $1.0 billion during 2006. Of this $842.9 million increase, the most significant increase was an increase of $774.7 million attributable to sales by our PLIVA subsidiary, as well as increases attributable to internal growth and acquisitions made during 2007. Our internal growth was largely due to ten new product launches during 2007 which contributed $22.1 million of product sales. In addition, contributions totaling $18.1 million were the result of our acquisition of four generic injectible products from Hospira, Inc., and our September 2007 acquisition of O.R.C.A. pharm GmbH (“ORCA”), a privately-owned specialty pharmaceutical company focused on the oncology market in Germany.
     During 2007, sales of our generic oral contraceptives (“Generic OCs”) were $459.1 million, an increase of $15.1 million over 2006. The increase included $6.1 million of sales of Trilegest, which was launched in October 2007, and an $18.9 million increase in sales of Kariva, our generic version of Mircette, due primarily to higher prices. In addition, we recorded approximately $3.5 million of higher sales of Jolessa during 2007, which was launched in late 2006. These increases were partially offset by a total decrease of $12.4 million in sales of Sprintec and Tri-Sprintec due to lower selling prices. We expect that sales of Kariva will decline significantly in the second half of 2008, as compared to the first half of 2008, as a result of potential competition when the patent on our Mircette product expires in October 2008. In addition, we expect that competition will continue to result in lower selling prices causing our Generic OC revenues to decrease.
     During 2007, sales of our other generic products (“Other Generics”) were $1.4 billion, an increase of $827.8 million over 2006. This increase was mainly due to $774.7 million of higher sales attributable to products acquired through our PLIVA subsidiary, including sales of Azithromycin of $128.1 million, in addition to $18.1 million from products acquired through acquisition, as noted above. Our 2007 results include a full year of Fentanyl Citrate, our generic version of Cephalon’s ACTIQ, versus only one quarter in 2006 which contributed $57.9 million of the total increase. These increases were partially offset by a decrease of $21.9 million in sales of Desmopressin due to lower pricing.
Proprietary Products
     During 2007, sales of our proprietary products were $438.3 million, up from $391.4 million during 2006. This total increase of $46.9 million was comprised of the following items that were included in our full year results in 2007 as compared to a partial period in 2006: (1) a $47.5 million increase in sales of our dual-label Plan B emergency contraceptive OTC/Rx (over the counter “OTC”), which was launched in November 2006; (2) a $19.4 million increase in sales of SEASONIQUE, our second generation extended cycle oral contraceptive, which was launched during the quarter ended September 30, 2006; (3) a $25.0 million increase of sales of Adderall IR, which we acquired from Shire and launched in October 2006; and (4) $25.7 million of incremental sales of products acquired as part of the PLIVA acquisition. Partially offsetting these increases were lower unit sales of SEASONALE, which was down $49.6 million, or 66% from 2006 due to a full year of competition from a competitor’s generic version that was launched during the quarter ended September 30, 2006. Additionally, other non-promoted products declined $25.6 million in 2007 as compared to 2006. We expect further increases in sales of SEASONIQUE, Plan B and ParaGard to drive proprietary product sales growth approximately 20% in 2008 over 2007.
Alliance and Development Revenue
     During 2007, we recorded $121.9 million of alliance and development revenue, as compared to $131.3 million during 2006. The decrease was caused by $19.2 million of lower revenues from our profit-sharing arrangement with Teva on generic Allegra, and $8.2 million of lower royalties we earn under our co-promotion agreement with Kos. These declines were partially offset by an increase of $11.3 million in royalties and other fees received under our agreements with Shire plc., and $4.2 million of higher reimbursements and fees we earn from development of the Adenovirus vaccine.
  Teva
     Teva’s 180-day exclusivity period on generic Allegra ended on February 28, 2006. By the end of December 2007, there were two additional competing generic Allegra products on the market. We are aware of other companies that have filed ANDAs with Paragraph IV certifications for generic Allegra. Competition for generic Allegra has and may continue to cause Teva’s Allegra revenues to decrease. Accordingly, our royalties may decline further in future periods.
  Kos
     Royalties we earn under our co-promotion agreement with Kos are based on the aggregate sales of Niaspan and Advicor in a given quarter and calendar year, up to quarterly and annual maximum amounts. The annual cap increases each year through 2009, then remains constant for the remaining term of our arrangement, which ends in July 2012 unless extended by either party for an additional year. The royalty rate and our promotion-related requirements declined in 2007 compared to 2006, and now remain fixed throughout the remaining term of the agreement. Due to sales realized by Kos during 2007, we achieved our maximum annual royalty of $37.0 million for 2007. We believe that sales of Niaspan and Advicor will remain strong in 2008 and that our royalties in 2008 will be substantially similar to those we earned in 2007.
  Shire
     In August 2006, we entered into a series of agreements with Shire plc. Under one of those agreements, we granted Shire a license to obtain regulatory approval and market in certain specified territories SEASONIQUE and five other products in various stages of development, in exchange for (1) an initial $25.0 million payment for previously incurred product development expenses and (2) reimbursement of future development expenses up to a maximum of $140.0 million over an eight-year period, not to exceed $30.0 million per year. During 2007, we recorded $14.1 million of revenues from this arrangement based on the percentage of research and development activities performed during 2007. We expect these revenues will increase in 2008 as we increase spending on the related development projects.
  Adenovirus Vaccine
     Alliance and development revenues also include reimbursements and fees we receive from the U.S. Department of Defense for the development of the Adenovirus vaccine. We have substantially completed the development and clinical trials related to the Adenovirus vaccine and, as a result, expect that the reimbursements and fees we earn from its development to decrease in 2008.

Other Revenue
     We recorded $44.6 million of other revenue during 2007 compared to $7.5 million for 2006. The increase compared to the prior year period is related to a full year reporting of other non-core revenues from our PLIVA subsidiary, primarily our DDD&I business.
Cost of Sales
     The following table sets forth cost of sales data, in dollars, as well as the resulting gross margins expressed as a percentage of product sales (except ‘‘other’’, which is expressed as a percentage of our other revenue line item), for 2007 and 2006 (dollars in millions):

	Year Ended December 31,
			Change
	2007	2006	$	%
Generic products	$1,008.8	$448.8	$560.0	125%

Gross margin	47%	57%

Proprietary products	$138.2	$114.3	$23.9	21%

Gross margin	68%	71%

Other revenue	$24.1	$12.0	$12.1	100%

Gross margin	46%	-60%

Total cost of sales	$1,171.1	$575.1	$596.0	104%

Gross margin	51%	60%
     Cost of sales components include the following:
•	our manufacturing and packaging costs for products we manufacture;

•	amortization expense (as discussed below);

•	profit-sharing or royalty payments we make to third parties, including raw material suppliers;

•	the cost of products we purchase from third parties;

•	lower of cost or market adjustments to our inventories; and

•	stock-based compensation expense relating to employees within certain departments that we allocate to cost of sales.
     Prior to December 31, 2006, we included amortization expenses related to acquired product intangibles in selling, general and administrative expenses (“SG&A”) rather than cost of sales. As discussed in our Transition Report for the six-month period ended December 31, 2006, we revised our presentation of amortization expense to include it within cost of sales rather than SG&A. We have adjusted our discussion regarding the year ended December 31, 2006 presented below to reflect this change.
     Generics: During 2007, our generics segment cost of sales increased by $560.0 million. This increase in generic products cost of sales was due to both increased total generics product sales of $843.0 million along with greater material and production costs associated with these increased product sales. Additionally, during 2007 there were higher amortization charges of $79.4 million offset by a $23.6 million reduction in expenses related to the stepped-up value of inventory acquired from PLIVA, as compared to 2006.

     In addition to the charges noted above, our generic product sales mix changed as compared to 2006 which negatively impacted our overall margins. In general, our gross margins of acquired products through the acquisition of PLIVA are lower than margins we previously earned, partially due to these products having associated intangible amortization expense. During 2007, generic product sales of acquired products represented 50.9% of total generic product sales as compared to 17.4% of total sales for 2006. As a result of a higher proportion of sales of acquired generic products, our generic gross margins decreased from 57% in 2006 to 47% in 2007.
     Proprietary: During 2007, our proprietary segment cost of sales increased by $23.9 million as compared to 2006 due to both a $46.9 million increase in proprietary sales and a $3.6 million net increase in product amortization expense and inventory step-up, thereby reducing margins for our proprietary products from 71% to 68%. The increase in product amortization expense relates to a full year period of expense relating to the five proprietary products we acquired through the PLIVA acquisition. The margin decline is also a result of lower sales of higher margin products, including a year-over-year decline of $49.6 million in sales of SEASONALE, which now faces generic competition, and a $9.7 million decline in sales of Mircette, which we acquired in December 2005. Lower sales of these higher margin products were more than offset by higher sales of promoted and non-promoted products which, in general, have lower margins than SEASONALE and Mircette, resulting in an overall lower gross margin for the year. Also reducing proprietary margins was a $13.7 million charge related to a product royalty contingency agreement for our Cenestin product.
Selling, General and Administrative Expense
     The following table sets forth selling, general and administrative expense data for 2007 and 2006 (dollars in millions):

	Year Ended December 31,
			Change
	2007	2006	$	%
Selling, general and administrative	$763.8	$441.5	$322.3	73%

Charge included in general and administrative	$15.3	$22.5	$(7.2)	-32%

     Selling, general and administrative expenses increased by 73% in 2007 when compared to 2006. Of this $322.3 million increase, approximately $261.9 million is directly attributable to the full year reporting of our PLIVA subsidiary. The remaining increase relates to: (1) higher legal, accounting and other consulting fees of $20.0 million; (2) integration costs of $12.0 million from the PLIVA acquisition; (3) increased information technology expenses of $11.0 million; (4) increased selling and marketing expenses relating to the promotion of our proprietary products in the amount of $12.0 million; and (5) increased personnel costs of $10.6 million including expatriate charges, offset by a $7.2 million decrease in litigation charges.
Research and Development
     The following table sets forth research and development expenses for 2007 and 2006 (dollars in millions):

	Year Ended December 31,
			Change
	2007	2006	$	%
Research and development	$248.4	$180.9	$67.5	37%

Write-off of acquired in-process research and development	$4.6	$380.7	$(376.1)	-99%

     Research and development increased by $67.5 million in 2007 over 2006. Of this increase $63.6 million is directly attributable to a significant increase in research and development activities since the acquisition of PLIVA, as compared to 68 days of incremental PLIVA activities in 2006.
     Write-off of acquired in-process research and development (“IPR&D”), which resulted from the PLIVA acquisition, was $4.6 million in 2007 as compared to $380.7 million in 2006.
Interest Income
     The following table sets forth interest income for 2007 and 2006 (dollars in millions):

	Year Ended December 31,
			Change
	2007	2006	$	%
Interest income	$33.4	$25.7	$7.7	30%

     The increase in interest income for the year ended December 31, 2007 is due to higher interest rates and higher average daily cash and marketable securities balances during these periods as compared to the prior year periods.
Interest Expense
     The following table sets forth interest expense for 2007 and 2006 (dollars in millions):

	Year Ended December 31,
			Change
	2007	2006	$	%
Interest expense	$158.9	$34.6	$124.3	N/M

     The increase in interest expense for year ended December 31, 2007 as compared to 2006 is due to a full year of interest expense on the $2.6 billion of debt the Company incurred in connection with the PLIVA acquisition (both to finance the acquisition and pre-existing debt of PLIVA). During 2007, we repaid $615.7 million of the acquisition debt. As a result, we expect interest expense to decline in 2008 compared to 2007.
Other Income (Expense)
     The following table sets forth other expense for 2007 and 2006 (dollars in millions):

	Year Ended December 31,
			Change
	2007	2006	$	%
Other income (expense)	$20.7	($55.2)	$75.9	138%

     Other income (expense) increased by $75.9 million for the year ended December 31, 2007 as compared to 2006. The increase was primarily a result of recording a $59.0 million reduction in the value of our foreign currency option related to the PLIVA acquisition during the year ended December 31, 2006. This reduction in fair value included the changes in the exchange rate between the Dollar and the Euro. Additionally, in the year ended December 31, 2007, we recorded (1) $13.7 million over the prior year period related to net foreign currency gains, including hedging activities, (2) the unwinding of treasury lock derivatives resulting in a reclassifying of a $3.5 million net gain from accumulated other comprehensive income to other income (expense) and (3) a gain of $3.2 million related to dissolving a captive insurance fund.
Income Taxes
     The following table sets forth income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for 2007 and 2006 (dollars in millions):

	Year Ended December 31,
			Change
	2007	2006	$	%
Income tax expense	$64.6	$119.6	$(55.0)	-46%

Effective tax rate	31.1%	-202.5%
     The Company’s effective tax rate for 2007 was 31.1%. The rate was positively impacted by new tax legislation in Germany enacted in September 2007 reducing the statutory corporate tax rate from 39% to 30% effective January 1, 2008. The change reduced our deferred tax liability and income tax provision by approximately $9.6 million during the September quarter. In addition, the rate was positively impacted by $4.2 million related to completion of certain state and foreign tax examinations. For 2008 we expect our effective tax rate to increase to the low 40% range.
     The Company’s effective tax rate for 2006 was negatively impacted due to the write-off of $380.7 million of acquired IPR&D arising from the PLIVA acquisition, which lowered earnings, and was non-deductible for tax purposes. This resulted in the Company having a tax expense during 2006 despite a pre-tax loss.

     Comparison of the six months ended December 31, 2006 and December 31, 2005
     The following table sets forth revenue data for the Transition Period and the comparable 2005 six months (dollars in millions):

		Six Months
		Ended
	Transition	December 31,	Change
	Period	2005	$	%
Generic products:
Oral contraceptives	$235.8	$191.2	$44.6	23%
Other generic	394.6	225.1	169.5	75%

Total generic products	630.4	416.3	214.1	51%
Proprietary products	200.9	140.4	60.5	43%

Total product sales	831.3	556.7	274.6	49%
Alliance and development revenue	65.9	79.3	(13.4)	-17%
Other revenue	7.5	—	7.5	100%

Total revenues	$904.7	$636.0	$268.7	42%

Product Sales
Generic Products
     Sales of our generic products were $630.4 million during the Transition Period, up from $416.3 million during the comparable 2005 six months. Of this $214.1 million increase, the most significant increase was attributable to sales of approximately $183.1 million by our newly acquired subsidiary, PLIVA, as well as increases attributable to internal growth, largely due to new product launches. During the Transition Period, we had four significant product launches that contributed approximately $100 million of the total increase including Fentanyl Citrate (generic ACTIQ, for cancer pain management), Jolessa (generic SEASONALE, an extended-cycle oral contraceptive that we launched after a competitor launched its generic version of our proprietary SEASONALE product), Balziva (generic Ovcon 35, an oral contraceptive) and Ondansetron ODT (generic Zofran ODT, to prevent nausea and vomiting), a product acquired in the PLIVA acquisition. The increase from new product launches and from PLIVA product sales were partially offset by declines in our Other Generics discussed below.
     During the Transition Period, sales of our Generic OCs were $235.8 million, an increase of $44.6 million over the comparable 2005 six months. This 23% increase was positively impacted by strong sales from the launches of Balziva and Jolessa, which totaled $29.5 million, and a 22% or $7.3 million increase in sales of our Kariva product due to an increase in both volume and price.
     During the Transition Period, sales of our Other Generics were $394.6 million, up from $225.1 million during the comparable 2005 six months, an increase of $169.5 million. This 75% increase was mainly due to the incremental sales attributable to products acquired through the PLIVA acquisition, as discussed above, along with our launch in September 2006 of Fentanyl Citrate, our generic version of Cephalon’s ACTIQ, and the launch of Ondansetron ODT in December 2006. These two product launches accounted for approximately $70 million of the total increase in sales of other generics. Partially offsetting these increases were lower sales of our inline other generic products, principally a $44.7 decline in sales of Desmopressin. We launched Desmopressin in July 2005 with 180 days of exclusivity as a result of a successful paragraph IV patent challenge. In March 2006, following the expiration of the exclusivity period, sales of Desmopressin declined significantly due to the introduction of competing generic products.
Proprietary Products
     During the Transition Period, sales of our proprietary products increased 43% to $200.9 million, up from $140.4 million during the comparable 2005 six months. This total increase of $60.5 million over the comparable 2005 six months included: (1) the launch of our dual-label Plan B emergency contraceptive OTC/Rx (over the counter

“OTC”) in November 2006 which added approximately $11 million of incremental product sales during the quarter; (2) $14.6 million of sales recorded from the launch of SEASONIQUE, our second generation extended cycle oral contraceptive, during the quarter ended September 30, 2006; (3) a total of $34.1 million of incremental product sales from full period contributions from ParaGard and Mircette, which we acquired in November 2005 and December 2005, respectively; and (4) $12.2 million of sales of Adderall IR, which we acquired from Shire and launched in October 2006. Partially offsetting these increases were lower sales of SEASONALE, which were down 48% from the comparable 2005 six months due to Watson’s launch of a generic version during the quarter ended September 30, 2006, and our subsequent launch of Jolessa, our own generic version, resulting in lower SEASONALE unit sales.
Alliance and Development Revenue
     During the Transition Period, we recorded $65.9 million of alliance and development revenue, down from $79.3 million during the comparable 2005 six months. The decrease was caused by a $31.2 million decline in revenues from our profit-sharing arrangement with Teva on generic Allegra, which began in September 2005, partially offset by an increase of $9.9 million in royalties and other fees received under our agreements with Kos Pharmaceuticals relating to Niaspan and Advicor and an increase of $5.5 million in fees we receive for the development of the Adenovirus vaccine.
Other Revenue
     We recorded $7.5 million of other revenue during the Transition Period. This revenue is primarily attributable to non-core operations including our animal health and agrochemicals business, which predominantly consists of generics, feed additives, agro products and vaccines, as well as our DDD&I business. These are businesses acquired through the PLIVA acquisition, and as such, there are no comparable operations for the comparable 2005 six months.
Cost of Sales
     The following table sets forth cost of sales data, in dollars, as well as the resulting gross margins expressed as a percentage of product sales (except ‘‘other’’, which is expressed as a percentage of our other revenue line item), for the Transition Period and the comparable 2005 six months (dollars in millions):

		Six Months
		Ended
	Transition	December 31,	Change
	Period	2005	$	%
Generic products	$306.6	$138.3	$168.3	122%

Gross margin	51%	67%
Proprietary products	$56.2	$33.8	$22.4	66%

Gross margin	72%	76%
Other	$6.5	$—	$6.5	100%

Gross margin	13%	0%
Total cost of sales	$369.3	$172.1	$197.2	115%

Gross margin	56%	69%
     Cost of sales components include the following:
•	our manufacturing and packaging costs for products we manufacture;

•	amortization expense (as discussed further below);

•	the write-off of the step-up in inventory arising from acquisitions, including PLIVA;

•	profit-sharing or royalty payments we make to third parties, including raw material suppliers;

•	the cost of products we purchase from third parties;

•	lower of cost or market adjustments to our inventories; and

•	stock-based compensation expense relating to employees within certain departments that we allocate to cost of sales.
     In prior periods, we included amortization expense in selling, general and administrative expenses rather than cost of sales. During the Transition Period, we revised our presentation of amortization expense to include it within cost of sales rather than SG&A. We have adjusted all historical periods presented in this discussion to reflect this change.
     Cost of sales on an overall basis, increased 115% over the comparable 2005 six months primarily related to the $274.6 million of higher product sales, plus certain items arising from the acquisition of PLIVA. These items from the PLIVA acquisition included amortization expense of $17.9 million related to intangible assets and $56.8 million in cost of sales of the stepped-up value of inventory acquired from PLIVA and sold during the period. As part of purchase price allocation for the PLIVA acquisition, we stepped-up the book value of inventory acquired to fair value by $89.6 million as of October 24, 2006. The stepped-up value is recorded as a charge to cost of sales as acquired inventory is sold. As a result of these expenses and amortization charges, overall gross margins decreased from 69% for the comparable 2005 period to 56% in the Transition Period.
     In our generics segment, cost of sales increased in large part due to a 75% increase in total Other Generics sales, as described above, and $17.9 million of higher amortization expense arising primarily from product intangibles created as a result of the PLIVA acquisition. When combined with the charge related to the step-up in inventory described above, these increases in cost of sales resulted in a decrease in our generics margins from 67% to 52%. Partially offsetting this decrease in gross margins was the impact from higher sales of our Generic OCs and the launch of Fentanyl Citrate, as discussed above, during the Transition Period, which had above-average margins when compared to many of our other generic products.
     In our proprietary segment, cost of sales increased both due to a 43% increase in proprietary sales and an $11.0 million increase in product amortization expense, thereby reducing margins for our proprietary products from 76% to 72%. The increase in product amortization expense relates to a full six-month period of expense relating to our November 2005 acquisition of FEI Women’s Health, LLC. Product amortization expense and the inventory step-up charge related to the five proprietary products we acquired through the PLIVA acquisition were not material.
Selling, General and Administrative Expense
     The following table sets forth selling, general and administrative expense data for the Transition Period and the comparable 2005 six months (dollars in millions):

		Six Months
		Ended
	Transition	December 31,	Change
	Period	2005	$	%
Selling, general and administrative	$259.0	$126.4	$132.6	105%

     Selling, general and administrative more than doubled in the Transition Period from the comparable 2005 six months. Of this $132.6 million increase, approximately $88.2 million was directly attributable to the PLIVA acquisition, including both operating and integration expenses. These expenses included, but were not limited to:

•	PLIVA’s selling, general and administrative expenses for the PLIVA Stub Period of approximately $88.2 million, including the sales force costs associated with approximately 1,400 incremental global sales representatives and other general and administrative expenses associated our worldwide operations;

•	professional fees of $6.8 million associated with the integration activities; and

•	incremental legal and audit fees of $3.1 million related to the acquisition.
     Other increases in general and administrative expenses during the Transition Period included an increase in information technology costs of $9.3 million, reflecting higher depreciation costs and $2.4 million related to the integration of our SAP enterprise resource planning system, a $6.0 million payment to a raw material supplier during the Transition Period and an $8.4 million net benefit related to the Mircette transaction that reduced general and administrative expenses in the comparable 2005 six months. These net increases were partially offset by proceeds of $5.2 million received in connection with the FTC-ordered sale of two products in connection with the PLIVA acquisition.
     Other increases in selling and marketing expenses include incremental marketing activity totaling $28.4 million principally to support the launch of SEASONIQUE, the continued marketing of our ENJUVIA product and a full period of marketing and sales force costs related to our ParaGard product, which we acquired in November 2005.
Research and Development
     The following table sets forth research and development expenses for the Transition Period and the comparable 2005 six months (dollars in millions):

		Six Months
		Ended
	Transition	December 31,	Change
	Period	2005	$	%
Research and development	$106.8	$66.0	$40.8	62%

Write-off of acquired IPR&D	$380.7	$—	$380.7	n/a

     Research and development increased by $40.8 million in the Transition Period over the comparable 2005 six months primarily due to an increase of $16.0 million in costs associated with clinical trials and bio-studies and the inclusion in the comparable 2005 six months of a $5.0 million reimbursement of previously incurred costs under a third party development agreement which reduced expenses in that period.
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

     The increase in interest income for the Transition Period was due to higher interest rates and cash and marketable securities balances during the period as compared to the comparable 2005 six months.
Interest Expense
     The following table sets forth interest expense for the Transition Period and the comparable 2005 six months (dollars in millions):

		Six Months
		Ended
	Transition	December 31,	Change
	Period	2005	$	%
Interest expense	$34.1	$0.3	$33.8	11267%

     The increase in interest expense for the Transition Period was primarily due to interest on borrowings outstanding under our new credit facilities that were drawn in connection with the acquisition of PLIVA.
Other (Expense) Income
     The following table sets forth other expense for the Transition Period and the comparable 2005 six months (dollars in millions):

		Six Months
		Ended
	Transition	December 31,	Change
	Period	2005	$	%
Other (expense) income	($73.0)	($0.6)	($72.4)	12067%

     Other expense increased to $73.0 million in the Transition Period primarily as a result of $69.3 million of losses we recorded upon the sale or settlement of foreign currency option and forward contracts entered into in connection with the acquisition of PLIVA. Since our offer was denominated in Kuna, the Croatian currency, these contracts were purchased in order to protect against fluctuations in the USD/Kuna exchange rate, effectively locking in the U.S. dollar value of our offer. Furthermore, these contracts helped guarantee our ability to deliver the required Kuna to tendering shareholders. Because these contracts were put in place to hedge a business combination, they did not qualify for hedge accounting and all associated gains or losses were required to be recognized in our statement of operations during the Transition Period.
Income Taxes
     The following table sets forth income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the Transition Period and the comparable 2005 six months (dollars in millions):

		Six Months
		Ended
	Transition	December 31,	Change
	Period	2005	$	%
Income tax expense	$34.6	$101.5	$(66.9)	-66%

Effective tax rate	-11.5%	36.3%

     The effective tax rate for the Transition Period was -11.5%, as compared to 36.3% for the comparable 2005 six months, primarily due to the write-off of $380.7 million of acquired IPR&D arising from the PLIVA acquisition, which lowered reported earnings, and was non-deductible for tax purposes. This resulted in the Company having tax expense for the Transition Period despite a pre-tax loss.
     The federal research and development credit was suspended as of December 31, 2005. In December 2006 it was reinstated retroactively beginning after January 1, 2006. The effective rate for the Transition Period included a favorable effect of the reinstatement from the time the credit was suspended at December 31, 2005 through the end of the Transition Period.
     During the Transition Period the Company also recorded a favorable release of the tax reserve related to the expiration of the statute of limitations associated with certain acquisition costs for a prior domestic acquisition.

Comparison of the fiscal years ended June 30, 2006 and June 30, 2005
     The following table sets forth revenue data for the fiscal years ended June 30, 2006 and 2005 (dollars in millions):

	Twelve Months Ended June 30,
			Change
	2006	2005	$	%
Generic products:
Oral contraceptives	$399.4	$396.6	$2.8	1%
Other generic	439.4	354.8	84.6	24%

Total generic products	838.8	751.4	87.4	12%
Proprietary products	331.0	279.3	51.7	19%

Total product sales	1,169.8	1,030.7	139.1	13%
Alliance and development revenue	144.7	16.7	128.0	766%

Total revenues	$1,314.5	$1,047.4	$267.1	26%

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
Proprietary Products
     For fiscal 2006, proprietary product sales increased 19% to $331.0 million from $279.3 million in fiscal 2005. This increase was driven by (1) a 14% increase in sales of SEASONALE, (2) the inclusion of sales of the ParaGard IUD and of the Mircette oral contraceptive, which we acquired in November 2005 and December 2005, respectively, (3) the launch of ENJUVIA during the fourth quarter of fiscal 2006 and (4) higher volume and pricing for our Plan B emergency contraceptive product. Partially offsetting these increases were lower sales of our LOESTRIN/LOESTRIN FE oral contraceptive products and our Cenestin hormone therapy product, due in part to customer buying patterns.
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
     Cost of sales components include the following:
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
Selling, General and Administrative Expense
     The following table sets forth selling, general and administrative expense data for fiscal 2006 and 2005 (dollars in millions):

			Change
	2006	2005	$	%
Selling, general and administrative	$308.8	$285.2	$23.6	8%

Charges included in general and administrative	$14.1	$63.2	$(49.1)	-78%

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
     Charges included in general and administrative expenses for fiscal 2006 and 2005 were as follows:
     Fiscal 2006:
     On December 2, 2005, after receiving the requisite approvals, we entered into a definitive agreement with Organon and Savient to acquire the exclusive rights to Mircette for $152.8 million (see Fiscal 2005 charges below). Based on final valuations of the assets acquired, we recorded an additional charge in fiscal 2006 of $0.8 million (bringing the total charge to $64.0 million) for the difference between amounts recorded as a probable loss at June 30, 2005 and the final loss amount. We also incurred transaction costs during fiscal 2006 (primarily legal and accounting fees) of $1.8 million. Additionally, we received $11.0 million from a third party as partial reimbursement of the $64.0 million charge recorded in conjunction with this transaction. The $11.0 million reimbursement, together with the additional settlement charge of $0.8 million and the transactions costs of $1.8 million, were all classified as selling, general and administrative expenses and resulted in a net benefit of $8.4 million to selling, general and administrative expenses for fiscal 2006.
     General and administrative expenses also included a payment of $22.5 million in settlement of an anti-trust case related to Warfarin Sodium.
     Fiscal 2005
     On June 15, 2005, we entered into a non-binding letter of intent (“LOI”) with Organon (Ireland) Ltd., Organon USA and Savient Pharmaceuticals, Inc. to acquire the NDA for Mircette, obtain an exclusive royalty free license to sell Mircette and Kariva in the U.S. and dismiss all pending litigation between the parties in exchange for a payment by us of up to $155 million. Because the transaction included, as one of its components, a payment in settlement of litigation, it was presumed under GAAP to give rise to a “probable loss,” as defined in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” Based on valuations of the assets we acquired and total estimated payments, we recorded a charge of $63.2 million as of June 30, 2005 to reflect the proposed litigation settlement.
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

Liquidity and Capital Resources
Overview
     Our primary source of liquidity has been cash from operations which entails the collection of accounts and other receivables related to product sales, and royalty and other payments we receive from third parties in various ventures. Our primary uses of cash include financing inventory, research and development programs, marketing and selling, servicing our debt obligations, capital projects and investing in business development activities. In 2008, operating cash flows will be a significant source of liquidity, while debt service costs will be a significant use of cash in addition to the activities described above.
     The following table highlights selected measures of our liquidity and capital resources as of December 31, 2007 and 2006 (dollars in millions):

	December 31,	December 31,	Change
	2007	2006	$	%
Cash & cash equivalents, short term marketable securities	$534.5	$905.7	$(371.2)	-41%
Debt/Capital lease obligations:
Short-term	298.1	742.2	(444.1)	-60%
Long-term	1,781.7	1,935.5	(153.8)	-8%
Working capital	970.9	876.1	94.8	11%
Cash flow from operations	$383.2	213.3	169.9	80%
Ratio of current assets to current liabilities	2.25 : 1	1.7 : 1
  Operating Activities
     Our operating cash flow for 2007 was $383.2 million, reflecting net earnings of $128.4 plus the add back to earnings of significant non-cash adjustments including depreciation and amortization of $297.8 million and stock-based compensation expense of $27.8 million. These components of our operating cash flows were partially offset by an increase in deferred income taxes of $71.4 million. In addition to these adjustments, our operating cash flows were also positively impacted by a $10.3 million net decrease in working capital since December 31, 2006. This decrease was due in large part to the collection of accounts receivables which were slightly offset by an increase in inventory levels and a net decrease in accounts payable and other accrued liabilities.
  Investing Activities
     Our net cash provided by investing activities was $198.3 million during 2007. The major components of our investing activities that generated positive cash flow in 2007 were higher net proceeds from sales of marketable securities of $384.2 million and net proceeds from the sale of discontinued operations of approximately $34.1 million, as discussed below. These cash flows were used in part to pay down debt as discussed in financing activities.
     During the second half of 2007, we completed the sale of our operations in Italy and Spain and our Animal Health business. Through these sales we generated approximately $34.1 million of net proceeds. In addition to these cash proceeds, in connection with the sale of our Spanish subsidiary we received a note receivable in the amount of $13.7 million payable by the purchaser in installments during 2008.
      Our investing activities in 2007 also reflected cash expended in connection with acquisitions made during 2007 totaling $89.8 million, including $36.4 million used to acquire additional PLIVA shares, $32.1 million cost associated with the purchase of ORCA and $21.3 million of other product acquisitions.

     During 2007, we made investments in capital expenditures of $123.4 million. Our investments in capital include upgrades and expansions to our property, plant and equipment and technology investments. These investments will expand our production, laboratory, warehouse and distribution capacity in our facilities and were designed to help ensure that we have the facilities necessary to manufacture, test, package and distribute our current and future products.
     We expect that our capital investments in 2008 will be between $150 million and $175 million, and possibly increase further during 2009. A significant amount of these investments will be in support of a new biopharmaceutical manufacturing facility in Croatia, as well as other investments in our manufacturing facilities in Europe. In addition, we expect continued investment in facilities and information technology projects supporting global quality initiatives to ensure that we have a platform to properly manage and grow our global business.
  Financing Activities; Credit Facilities
     Net cash used in financing activities during 2007 was $577.5 million which includes $724.2 million of principal repayments we made on long-term debt, $615.7 million of which was related to our PLIVA acquisition. These debt repayments, discussed further below, were partially offset by proceeds from other long-term debt of $100.1 million and proceeds of $36.1 million from the exercise of warrants and employee stock options and share purchases under our employee stock purchase plan.
     During 2006, we entered into $2.8 billion senior unsecured credit facilities (the “Credit Facilities”) that consisted of a $2.0 billion five year term facility, a $500 million 364-day term facility and a $300 million revolving credit facility. A summary of these Credit Facilities as of December 31, 2007 is as follows:
•	Five-Year Term Facility: We initially borrowed the entire $2.0 billion available under this facility, which bears interest at LIBOR plus 75 basis points (5.58% at December 31, 2007), and matures in October 2011. During 2007 we made principal repayments of $200.0 million and had an outstanding principal balance of $1.8 billion as of December 31, 2007.

•	364-Day Term Facility: We initially drew down $415.7 million of the $500.0 million available under this facility, which was set to mature on October 23, 2007. Using cash on hand, we repaid this facility in full during 2007.

•	Revolving Credit Facility: No amounts were drawn at December 31, 2007, as such, the entire $300.0 million facility remains available.
     As of December 31, 2007, we had total debt outstanding of $2.1 billion. This is comprised of $1.8 billion due under our Five-Year Term Facility and $271.0 million held at our PLIVA subsidiary, which is discussed in greater detail in Note 11 of our consolidated financial statements.
     As noted above, during 2007, we received proceeds of approximately $36.1 million from the exercise of warrants and employee stock options and share purchases under our employee stock purchase plan. We expect proceeds from future stock option exercises to decline over time, due in part, to our decision to issue employees stock appreciation rights (“SARs”), rather than stock options. Upon exercise of a stock option the Company receives proceeds equal to the exercise price per share for each option exercised. In contrast, the Company will not receive cash proceeds when a SAR is exercised because the employee receives a net number of shares. While the Company will continue to receive proceeds from any remaining options that are exercised, the amount of such proceeds is difficult to predict because the proceeds are highly dependent upon our stock price, which can be volatile.
     Auction Rate Credit Market
     Included within our available-for-sale debt securities are market auction debt securities restricted to highly rated municipal securities. Our typical practice has been to continue to own the respective securities or liquidate the holdings by selling those securities at par value at the next auction, which generally ranges from 7 to 35 days after purchase. The market auction debt securities investments are investment grade (A rated and above) municipal securities and are insured against loss of principal and interest by bond insurers whose AAA ratings are under review.
     Subsequent to December 31, 2007, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of market auction debt securities in recent auctions because the amount of market auction debt securities submitted for sale has exceeded the amount of purchase orders. On December 31, 2007, we held $218.9 million in market auction debt securities.
     In 2008, we decided to liquidate our holdings in market auction debt securities and not reinvest in market auction debt securities in order to intentionally reduce exposure to these instruments. As of February 29, 2008 we had $43.0 million in market auction debt securities. All of these securities have not been liquidated due to failed auctions and $14.9 million of the failed market auction debt securities are associated with our balances at December 31, 2007. Of this amount, $2.0 million has a future redemption date and we will receive cash for par value in March 2008. Despite these failed auctions, there have been no defaults on the underlying securities, and interest income on these holdings continues to be received on scheduled interest payment dates. As a result, we now earn premium interest rates on the failed auction investments. If the issuers of these securities are unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of these investments.
     Based on our ability to access our cash and other short-term investments, our expected operating cash flows and our other sources of cash, we do not anticipate that the lack of liquidity on these investments will affect our ability to operate our business as usual.
     Sufficiency of Cash Resources
     We believe our current cash and cash equivalents, marketable securities, investment balances, cash flows from operations and undrawn amounts under our $300.0 million revolving credit facility are adequate to fund our operations, service our debt requirements, make planned capital expenditures and capitalize on strategic opportunities as they arise.
Contractual Obligations
     Payments due by period for our contractual obligations at December 31, 2007 are as follows (dollars in millions):

	Payments due by period
		Less than 1
	Total	Year	1 to 3 Years	4 to 5 Years	Thereafter
Long-term debt	$2,077.3	$297.2	$466.1	$1,313.3	$0.7
Capital leases	2.5	0.9	0.8	0.6	0.2
Operating leases	102.4	17.0	28.6	22.5	34.3
Purchase obligations (1)	122.8	121.7	1.1	—	—
Venture fund commitments (2)	12.5	12.5	—	—	—
Annual interest on debt	335.8	104.7	174.9	56.2	—
Milestone obligations	44.1	32.8	11.3	—	—
Other long-term liabilities	22.2	9.3	4.9	8.0	—

Total	$2,719.6	$596.1	$687.7	$1,400.6	$35.2

(1)	Purchase obligations consist mainly of commitments for raw materials used in our manufacturing and research and development operations.

(2)	Payments related to our venture fund commitments are payable when capital calls are made.
      The contractual obligation table above does not include income tax liabilities recorded in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109.” We have not yet entered into substantive settlement discussions with taxing authorities and therefore cannot reasonably estimate the amounts or timing of payments related to uncertain tax positions. See Note 14 for information on income taxes.

     In addition to the above, we may be obligated to make potential “milestone” payments to third parties as part of licensing and development programs. The aggregate amount of these potential milestone payments total approximately $12.5 million. These amounts relate to several third parties and such amounts generally become due and payable only upon the achievement of certain developmental milestones, including the receipt of regulatory approval for certain products. Because it is uncertain if and when these milestones will be achieved, we have not attempted to predict the period in which such milestones would possibly be incurred, if at all, nor have such contingencies been recorded on our consolidated balance sheet.
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

     For each of the items listed above other than managed care and Medicaid rebates, the estimated amounts serve to reduce our accounts receivable balance. We include our estimate for managed care and Medicaid rebates in accrued liabilities. A table showing the activity of each reserve, based on these estimates, is set forth below (dollars in millions):

		Current	Current
		provision	provision	Actual
		related to	related to	returns or
		sales	sales	credits in
	Beginning	made in the	made in	the current	Ending
	balance	current period	prior periods	period	balance
Year Ended December 31, 2007

Accounts receivable reserves:
Returns and allowances	$89.8	$76.2	$6.5	$(70.1)	$102.4
Chargebacks	69.7	740.3	(3.5)	(740.8)	65.7
Rebates	70.7	270.9	4.6	(267.8)	78.4
Cash discounts	12.6	53.3	—	(55.1)	10.8

Total	$242.8	$1,140.7	$7.6	$(1,133.8)	$257.3

Accrued liabilities:
Managed care rebates	$8.3	$10.0	$(0.2)	$(11.7)	$6.4
Medicaid rebates	$16.0	$22.1	$(5.0)	$(20.2)	$12.9

Six months ended December 31, 2006

Accounts receivable reserves:
Returns and allowances	$53.1	$59.7	$4.0	$(27.0)	$89.8
Chargebacks	44.3	255.4	(1.0)	(229.0)	69.7
Rebates	32.2	120.7	(0.2)	(82.0)	70.7
Cash discounts	7.7	22.4	—	(17.5)	12.6

Total	$137.3	$458.2	$2.8	$(355.5)	$242.8

Accrued liabilities:
Managed care rebates	$10.4	$10.1	$0.3	$(12.5)	$8.3
Medicaid rebates	$13.2	$21.7	$—	$(18.9)	$16.0

Fiscal year ended June 30, 2006

Accounts receivable reserves:
Returns and allowances	$52.7	$59.8	$0.2	$(59.6)	$53.1
Chargebacks	44.9	386.0	(0.9)	(385.7)	44.3
Rebates	37.8	164.5	(3.2)	(166.9)	32.2
Cash discounts	7.1	40.4	—	(39.8)	7.7

Total	$142.5	$650.7	$(3.9)	$(652.0)	$137.3

Accrued liabilities:
Managed care rebates	$7.5	$20.5	$(1.0)	$(16.6)	$10.4
Medicaid rebates	$10.1	$29.0	$—	$(26.9)	$12.2

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
Revenue Recognition and Provisions of Alliance and Development Revenue
     We have agreements with certain pharmaceutical companies under which we receive payments based on sales or profits associated with the applicable products. Our two most significant of these agreements are those with Teva regarding generic Allegra and with Kos Pharmaceuticals regarding Niaspan and Advicor. Revenue from these agreements is recognized at the time title and risk of loss pass to a third party and is based on pre-defined formulas contained in our agreements, and under our arrangement with Teva, adjusted for shelf-stock provisions needed to state our revenues on a basis consistent with our other revenue recognition policies. The estimates we make to adjust our revenues are based on information received from our partner, whether Teva or Kos, as well as our own internal information. Selling and marketing expenses we incur under our co-promotion agreement with Kos are included in selling, general and administrative expenses.
Inventories
     Inventories are stated at the lower of cost or market and consist of finished goods purchased from third party manufacturers and held for distribution, as well as raw materials, work-in-process and finished goods manufactured by us. We determine cost on a first-in, first-out basis.
     We capitalize the costs associated with certain products prior to receiving final marketing approval from the regulatory authorities for such products (“pre-launch inventories”). For our generic products, each filing submission is made with the expectation that: (i) the applicable regulatory authority will approve the marketing of the applicable product, (ii) we will validate our process for manufacturing the applicable product within the specifications that have been or will be approved by the regulatory authority, and (iii) the cost of the inventory will be recovered from the commercialization of our product. Typically, we capitalize inventory related to our proprietary products based on the same expectations as above, but we do not begin to capitalize costs until the NDA is filed or in the case of components to a NDA product, the product development process has progressed to a point where we have determined that the product has a high probability of regulatory approval. The accumulation of pre-launch inventory involves risks such as (i) the applicable regulatory authority may not approve such product(s) for marketing on a timely basis, if ever, (ii) approvals may require additional or different testing and/or specifications than what was performed in the manufacture of such pre-launch inventory, and (iii) in those instances where the pre-launch inventory is for a product that is subject to litigation, the litigation may not be resolved or settled to our satisfaction. If any of these risks were to materialize and the launch of such product were significantly delayed, we may have to write-off all or a portion of such pre-launch inventory and such amounts could be material. For the year ended December 31, 2007 and the six-month period ended December 31, 2006, lower of cost or market provisions for inventory obsolescence were not material to our net earnings (loss). At December 31, 2007 our capitalized “pre-launch inventories” were $27.3 million.
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

Income Taxes
     Our effective tax rate is based on pre-tax income, statutory tax rates and available tax incentives (e.g.-deductions or credits) in the various jurisdictions in which we operate. The effective tax rate also includes the impact of changes to our FIN 48 liability. This rate is applied to our operating results.
     Tax regulations require certain types of income and expense to be included in the income tax return in different periods from when they are reported in the financial statements. As a result, effective tax rates are frequently different in the financial statements and income tax returns. Some of the differences are permanent, such as tax-exempt interest income, while others are temporary, such as depreciation expense. Deferred tax assets generally represent items that can be used as tax deductions or credits in future years for which tax benefits have already been recognized in the financial statements. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of these deductions or credits. Deferred tax liabilities generally arise when taxable income is recognized in the financial statements before the tax return, when expenses have been deducted in the tax return before the financial statements and, when the book basis exceeds the tax basis of acquired assets.
     In accordance with APB 23, incremental taxes have not been provided on undistributed earnings of our international subsidiaries as it is our intention to permanently reinvest these earnings in the respective businesses. At December 31, 2007, we have not provided for U.S. or foreign income or withholding taxes that may be imposed on a distribution of such earnings. The amount of unremitted earnings and unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries is not practicable to estimate.
     In the ordinary course of business there is inherent uncertainty in quantifying income tax positions. We assess income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions with a greater than 50% likelihood of being realized, we record the benefit. For those income tax positions where it is more-than-likely-than-not that a tax benefit will not be sustained, no tax benefit is recognized in the financial statements. When applicable, associated interest and penalties are recognized as a component of interest expense.
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
     As a result of our acquisitions, we have recorded on our balance sheets goodwill of $286 million and $276 million, as of December 31, 2007 and 2006, respectively. In addition, as a result of our acquisition of product rights and related intangibles and certain product licenses, we have recorded $1,483 million and $1,471 million as other intangible assets, net of accumulated amortization, on our balance sheets as of December 31, 2007 and 2006, respectively.
Derivative Instruments
     We use derivative instruments for the purpose of hedging our exposure to foreign exchange and interest rate risk. Our derivative instruments include interest rate forwards and swaps, forward rate agreements and foreign exchange forwards and options.
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
     For all hedging activities, the ineffective portion of a derivative’s change in fair value is immediately recognized in other income (expense). For derivative instruments not designated as hedging instruments, the gain or loss is recognized in other income (expense) during the period of change. However, we believe that such non designated instruments offset the economic risks of the hedged items.
     Our treasury policies do not allow for holding derivative instruments for trading purposes.
Foreign Currency Translation and Transactions
     Foreign Currency Translation — In view of the international nature of our business and the fact that a significant part of our business is transacted in U.S. dollars our financial statements continue to be presented in U.S. Dollars. Other significant currencies that are applicable to our operations include the Croatian Kuna (“HRK”), the Euro, the Polish Zloty, the Czech Krona, and the UK Pound.
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
     Foreign Currency Transactions — Outstanding balances in foreign currencies arising from foreign currency transactions other than the functional currencies are translated at the end-of-period exchange rates. Revenues and expenses for each month are translated using that month’s average exchange rate and then are combined for the period totals. The resulting exchange differences are recorded in the income statement.

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. Although we will continue to evaluate the application of SFAS 157, management does not currently believe that the adoption of SFAS 157 will have a material effect on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. The statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which they have chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Although we will continue to evaluate the application of SFAS 159, management does not currently believe that the adoption of SFAS 159 will have a material effect on our consolidated financial statements.
     In June 2007, the EITF issued EITF Issue 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize non-refundable advance payments made for research and development activities and expense these amounts as the related goods are delivered or the related services are performed. EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 will not have a material effect on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), Business Combinations (revised), replacing SFAS 141 Business Combinations. This new statement requires additional assets and assumed liabilities to be measured at fair value when acquired in a business combination as compared to the original pronouncement. SFAS 141(R) also requires liabilities related to contingent consideration to be re-measured to fair value each reporting period, acquisition-related costs to be expensed and not capitalized and acquired in-process research and development to be capitalized as an indefinite lived intangible asset until completion of project or abandonment of project.
SFAS 141(R) requires prospective application for business combinations consummated in fiscal years beginning on or after December 15, 2008. This statement does not allow for early adoption. We are currently evaluating the impact that adopting this statement will have on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51(“ARB No. 51”). This amendment of ARB No. 51 requires noncontrolling interest in subsidiaries initially to be measured at fair value and then to be classified as a separate component of equity. This statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. This statement does not allow for early adoption, however, application of SFAS 160 disclosure and presentation requirements is retroactive. We are currently evaluating the impact that adopting this statement will have on our consolidated financial statements.
     In December 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-1 (“EITF 07-1”) Accounting for Collaborative Arrangements. EITF 07-1 affects entities that participate in collaborative arrangements for the development and commercialization of intellectual property. The EITF affirmed the tentative conclusions reached on (1) what constitutes a collaborative arrangement, (2) how the parties should present costs and revenues in their respective income statements, (3) how the parties should present cost-sharing payments, profit-sharing payments, or both in their respective income statements, and (4) disclosure in the annual financial statements of the partners. EITF 07-1 should be applied as a change in accounting principle through retrospective application to all periods presented for collaborative arrangements existing as of the date of adoption. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that adopting EITF 07-1 will have on our consolidated financial statements.
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
Interest Rate Risk
     Our exposure to interest rate risk relates primarily to our investment portfolio of approximately $534.5 million and borrowings under our credit facilities of approximately $1.9 billion. Our investment portfolio consists principally of cash and cash equivalents and market auction debt securities primarily classified as “available for sale.” The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in a variety of high credit quality debt securities, including U.S., state and local government and corporate obligations, commercial paper and money market funds. Over 96% of our portfolio matures in less than three months, or in the case of market auction rate securities, is subject to an interest-rate reset date that occurs within 90 days. Subsequent to December 31, 2007, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of market auction debt securities in recent auctions because the amount of market auction debt securities submitted for sale has exceeded the amount of purchase orders. On December 31, 2007, we held $218.9 million in market auction debt securities and all but $14.9 million of which has been liquidated in 2008 to date. Despite these failed auctions, there have been no defaults on the underlying securities, and interest income on these holdings continues to be received on scheduled interest payment dates. As a result, we now earn premium interest rates on the failed auction investments. If the issuers of these securities are unable to successfully close future auctions and their credit ratings deteriorate we may be required to adjust the carrying value of these investments. The carrying value of the investment portfolio approximates the market value at December 31, 2007 and the value at maturity.
     We manage the interest rate risk of our net portfolio of investments and debt with the use of financial risk management instruments or derivatives, including interest rate swaps and forward rate agreements. See Note 4 to the Company’s consolidated financial statements included in Item 8 of this report for a detailed presentation of the Company’s financial risk management instruments.
     During the year ended December 31, 2007, a 10% increase in interest rates would have increased the net interest expense of our combined investment, debt and financial risk management portfolios by $5.4 million.
Foreign Exchange Rate Risk
     A significant portion of our revenues and earnings are generated internationally in various currencies. We also have a number of investments in foreign subsidiaries whose net assets are exposed to currency translation risk. We seek to manage these exposures through operational means, to the extent possible, by matching functional currency revenues and costs and functional currency assets and liabilities. Exposures that cannot be managed operationally are hedged using foreign exchange forwards, swaps, and option contracts. See Note 4 to the Company’s consolidated financial statements included in Item 8 of this report for a detailed presentation of the Company’s financial risk management instruments.
     As of December 31, 2007, a 10% depreciation in the value of the U.S. dollar would have resulted in a decrease of $13.1 million in the fair value of the Company’s foreign exchange risk management instruments. These movements would have been offset by movements in the fair value in the opposite direction of the underlying transactions and balance sheet items being hedged.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our financial statements are filed together with this Form 10-K. See the Index to the Consolidated Financial Statements and Financial Statement Schedules on page F-1 for a list of the financial statements filed together with this Form 10-K.
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
     At the conclusion of the period ended December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective.

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
     Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007, based upon the COSO framework criteria.
     The Company’s internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
     February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Barr Pharmaceuticals, Inc.
Montvale, New Jersey
We have audited the internal control over financial reporting of Barr Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
February 29, 2008

Changes in Internal Controls
     On October 24, 2006, we completed our acquisition of PLIVA d.d. As allowed by SEC guidance, we excluded the PLIVA business from our 2006 assessment of internal controls over financial reporting. In 2007, we extended our compliance program under the Sarbanes-Oxley Act and the applicable rules and regulations under such Act to include significant PLIVA locations. This program included the design and implementation of internal controls over financial reporting at the former PLIVA companies.
     The changes in our internal control over financial reporting that occurred that have materially affected, or can be reasonably likely to materially affect, our internal control over financial reporting, are described above.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Certain information regarding our directors and executive officers will be set forth in the sections titled “Election of Directors,” “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled for May 15, 2008 (the “Proxy Statement”) and is incorporated herein by reference.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) a) Financial Statement Schedules:
          See the Index on page F-1 below.
     (b) Exhibits

2.1	Agreement and Plan of Merger, dated as of December 31, 2003 between Barr Pharmaceuticals, Inc., a Delaware corporation, and Barr Laboratories, Inc., a New York corporation (1)

2.2	Asset Purchase Agreement dated November 20, 2003 between Endeavor Pharmaceuticals, Inc. and Barr Laboratories, Inc. (2)

2.3	Agreement and Plan of Merger, dated February 6, 2004, among Duramed Pharmaceuticals, Inc., WCC Merger Sub, Inc. and Women’s Capital Corporation (3)

2.4	Purchase Agreement dated as of October 14, 2005, by and among Duramed Pharmaceuticals, Inc., Copper 380T, FEI Women’s Health, LLC and the individuals listed on the signature pages thereto. (21)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Restated By-Laws of the Registrant (1)

4.1	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of the holders of its long-term debt wherein the total amount of securities authorized there under does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

4.2	Note Purchase Agreement dated November 18, 1997 relating to $10 million of Series A Senior Notes due November, 2004 and $20 million of Series B Senior Notes due November, 2007 (4)

4.3	Credit Agreement (five-year facilities), dated July 21, 2006, among the Company, certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Lead Arranger and Book Manager, and certain other lenders. (23)

4.4	Credit Agreement (364-day facility), dated July 21, 2006, among the Company, certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Lead Arranger and Book Manager, and certain other lenders. (23)

10.1	Lease, dated February 6, 2003, between Mack-Cali Properties Co. No. 11 L.P. and Barr Laboratories, Inc. (5)

10.2	Amended and Restated Employment Agreement with Bruce L. Downey, dated as of March 13, 2006 (22)

10.3	1993 Stock Incentive Plan (7)

10.4	Amended and Restated Barr Pharmaceuticals, Inc. Non-Qualified Deferred Compensation Plan, dated as of February 27, 2008

10.5	1993 Employee Stock Purchase Plan (8)

10.6	1993 Stock Option Plan for Non-Employee Directors (9)

10.7	2002 Stock and Incentive Award Plan (10)

10.8	2002 Stock Option Plan for Non-Employee Directors (10)

10.9	Supply Agreement for Ciprofloxacin Hydrochloride dated January 8, 1997 (11)

10.10	Proprietary Drug Development and Marketing Agreement, dated March 20, 2000, between Barr Laboratories, Inc. and Dupont Pharmaceuticals Company (12)

10.11	Amended and Restated Barr Pharmaceuticals, Inc. Excess Savings and Retirement Plan, dated as of February 27, 2008

10.12	Amended and Restated Employment Agreement with Paul M. Bisaro, dated as of March 13, 2006 (22)

10.13	Amended and Restated Employment Agreement with Carole S. Ben-Maimon, dated as of October 24, 2002 (6)

10.14	Amended and Restated Employment Agreement with Timothy P. Catlett, dated as of February 19, 2003 (14)

10.15	Amended and Restated Employment Agreement with William T. McKee, dated as of August 19, 2005 (6)

10.16	Amended and Restated Employment Agreement with Fredrick J. Killion, dated as of August 19, 2005 (6)

10.17	Amended and Restated Employment Agreement with Salah U. Ahmed, dated as of February 19, 2003 (14)

10.18	Amended and Restated Employment Agreement with Christine A. Mundkur, dated as of February 19, 2003 (14)

10.19	Amended and Restated Employment Agreement with Catherine F. Higgins, dated as of February 19, 2003 (14)

10.20	Employment Agreement with Michael J. Bogda, dated as of May 15, 2003 (14)

10.21	Duramed 1988 Stock Option Plan (15)

10.22	Duramed 1991 Stock Option Plan for Nonemployee Directors (16)

10.23	Duramed 1997 Stock Option Plan (17)

10.24	Duramed 2000 Stock Option Plan (18)

10.25	Duramed 1999 Nonemployee Director Stock Plan (19)

10.26	Employment Agreement with G. Frederick Wilkinson, dated as of January 5, 2006 (20)

10.27	Employment Agreement between Zeljko Covic and PLIVA d.d. dated March 21, 2007 (24)

10.28	Letter Agreement, dated October 5, 2006, made between Barr Pharmaceuticals, Inc. and Carole Ben-Maimon, amending certain provisions of her Amended and Restated Employment Agreement (6).

10.29	Release of Claims, dated October 5, 2006, made by Carole Ben-Maimon in favor of Barr Pharmaceuticals, Inc. and its subsidiaries and affiliates (6)

10.30	Settlement agreement, dated March 21, 2007, made between PLIVA d.d. and Zeljko Covic (24)

10.31	Amendment to the March 13, 2006 Employment Agreement with Bruce L. Downey, dated December 21, 2007

10.32	Barr Pharmaceuticals, Inc 2007 Stock and Incentive Award Plan (25)

10.33	Barr Pharmaceuticals, Inc 2007 Executive Officer Incentive Plan (25)

21.0	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of KPMG Hungária Kft.

31.1	Certification of Bruce L. Downey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William T. McKee pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission on January 6, 2004 as an Exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(4)	Previously filed with the Securities and Exchange Commission as Exhibit 4-3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission on October 10, 2006 as an Exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Registration Statement on Form S-8 Nos. 33-73696 and 333-17349 and incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Registration Statement on Form S-8 No. 33-73700 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Registration Statement on Form S-8 Nos. 33-73698 and 333-17351 incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an Appendix to the Registrant’s Proxy Statement relating to the 2002 Annual Meeting of Stockholders and incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

(14)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by reference.

(15)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Duramed Pharmaceuticals, Inc. Proxy Statement relating to the 1993 Annual Meeting of Stockholders and incorporated herein by reference.

(16)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Duramed Pharmaceuticals, Inc. Proxy Statement relating to the 1998 Annual Meeting of Stockholders and incorporated herein by reference.

(17)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Duramed Pharmaceuticals, Inc. Proxy Statement relating to the 1997 Annual Meeting of Stockholders and incorporated herein by reference.

(18)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Duramed Pharmaceuticals, Inc. Proxy Statement relating to the 2000 Annual Meeting of Stockholders and incorporated herein by reference.

(19)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Duramed Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(20)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.

(21)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated herein by reference.

(22)	Previously filed with the Securities and Exchange Commission on March 20, 2006 as an Exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(23)	Previously filed with the Securities and Exchange Commission on July 26, 2006 as an Exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(24)	Previously filed with the Securities and Exchange Commission on May 10, 2007 as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(25)	Previously filed with the Securities and Exchange Commission on June 29, 2007 as an Exhibit to the Registrant's Registration Statement on Form S-8 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 29, 2008	BARR PHARMACEUTICALS, INC.
	By:	/s/ Bruce L. Downey
Bruce L. Downey
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce L. Downey	Chairman of the Board and Chief Executive Officer	February 29, 2008
Bruce L. Downey	(Principal Executive Officer)

/s/ William T. McKee	Vice President, Chief	February 29, 2008
William T. McKee	Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Harold N. Chefitz	Director	February 29, 2008
Harold N. Chefitz

/s/ Richard R. Frankovic	Director	February 29, 2008
Richard R. Frankovic

/s/ James S. Gilmore III	Director	February 29, 2008
James S. Gilmore III

/s/ Peter R. Seaver	Director	February 29, 2008
Peter R. Seaver

/s/ George P. Stephan	Director	February 29, 2008
George P. Stephan

PART IV
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page
Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	F-2
Report of Independent Registered Public Accounting Firm — KPMG Hungária Kft	F-3
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4
Consolidated Statements of Operations for the year ended December 31, 2007, six months ended December 31, 2006 and 2005 (unaudited), and the fiscal years ended June 30, 2006 and 2005	F-5
Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2007, six months ended December 31, 2006 and the fiscal years ended June 30, 2006 and 2005	F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2007, six months ended December 31, 2006 and 2005 (unaudited), and the fiscal years ended June 30, 2006 and 2005	F-7
Notes to the Consolidated Financial Statements	F-8
Schedule II — Valuation and Qualifying Accounts for the year ended December 31, 2007, six months ended December 31, 2006 and the fiscal years ended June 30, 2006 and 2005	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Barr Pharmaceuticals, Inc.
Montvale, New Jersey
We have audited the accompanying consolidated balance sheets of Barr Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2007, the six month period ended December 31, 2006 and the years ended June 30, 2006 and 2005. Our audits also included the financial statement schedule listed in the Index at Item 15A. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of PLIVA d.d. (a consolidated subsidiary) (“PLIVA”) as of December 31, 2006 and for the period from October 25, 2006 to December 31, 2006, which statements reflect total assets constituting 58% of consolidated total assets as of December 31, 2006 and total revenues constituting 23% of consolidated revenues for the six month period ended December 31, 2006. Those statements, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 3 to the consolidated financial statements, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for PLIVA, before the effects of the retrospective adjustments for discontinued operations discussed in Note 3 to the consolidated financial statements, as of December 31, 2006 and for the period from October 25 to December 31, 2006, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Barr Pharmaceuticals, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2007, the six month period ended December 31, 2006 and the years ended June 30, 2006, and 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for PLIVA) the report of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 15 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” effective July 1, 2005. As a result, the Company began recording fair value stock-based compensation expense for its various share-based compensation programs in the year ended June 30, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 29, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
PLIVAd.d. (a subsidiary of Barr Pharmaceuticals, Inc):
We have audited, before the effects of any retrospective adjustments for discontinued operations, the consolidated balance sheet of PLIVA d.d. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the period from October 25, 2006 through December 31, 2006. The 2006 consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the 2006 consolidated financial statements, before the effects of any retrospective adjustments for the discontinued operations, present fairly, in all material respects, the financial position of PLIVA d.d. and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the period from October 25, 2006 through December 31, 2006, in conformity with U.S. generally accepted accounting principles.
We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the discontinued operations and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by a successor auditor.
/s/ KPMG Hungária Kft.
Budapest, Hungary
March 1, 2007

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except share and per share data)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$246,492	$231,975
Marketable securities	288,001	673,746
Accounts receivable, net	496,636	511,136
Other receivables	86,048	67,462
Inventories	501,207	426,270
Deferred income taxes	74,183	82,597
Prepaid expenses and other current assets	57,618	35,925
Current assets of discontinued operations	—	58,888

Total current assets	1,750,185	2,087,999

Property, plant and equipment, net	1,115,904	1,004,418
Deferred income taxes	39,808	37,872
Marketable securities	16,542	8,946
Other intangible assets, net	1,483,422	1,471,493
Goodwill	285,955	276,449
Other assets	69,811	63,740
Long-term assets of discontinued operations	—	10,945

Total assets	$4,761,627	$4,961,862

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$152,099	$137,361
Accrued liabilities	290,094	271,402
Current portion of long-term debt and capital lease obligations	298,065	742,191
Income taxes payable	37,082	21,359
Deferred tax liabilities	1,991	8,266
Current liabilities of discontinued operations	—	31,314

Total current liabilities	779,331	1,211,893

Long-term debt and capital lease obligations	1,781,692	1,935,477
Deferred tax liabilities	193,039	221,259
Other liabilities	103,090	84,326
Long-term liabilities of discontinued operations	—	2,581

Commitments & contingencies (Note 19)

Minority interest	38,154	41,098

Shareholders’ equity:
Preferred stock, $1 par value per share; authorized 2,000,000; none issued	—	—
Common stock, $.01 par value per share; authorized 200,000,000; issued 110,783,167 and 109,536,481 at December 31, 2007 and December 31, 2006	1,108	1,095
Additional paid-in capital	681,689	610,232
Retained earnings	1,006,341	877,991
Accumulated other comprehensive income	277,873	76,600
Treasury stock at cost: 2,972,997 shares	(100,690)	(100,690)

Total shareholders’ equity	1,866,321	1,465,228

Total liabilities, minority interest and shareholders’ equity	$4,761,627	$4,961,862

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	Year Ended June 30,
(in thousands, except per share data)	2007	2006	2005	2006	2005
			(unaudited)
Revenues:
Product sales	$2,334,136	$831,351	$556,643	$1,169,783	$1,030,672
Alliance and development revenue	121,858	65,882	79,313	144,682	16,727
Other revenue	44,588	7,531	—	—	—

Total revenues	2,500,582	904,764	635,956	1,314,465	1,047,399

Costs and expenses:
Cost of sales	1,171,099	369,323	172,067	377,902	317,434
Selling, general and administrative	763,784	259,030	126,305	308,765	285,244
Research and development	248,453	106,758	66,006	140,158	128,384
Write-off of acquired in-process research and development	4,601	380,673	—	—	—

Earnings (loss) from operations	312,645	(211,020)	271,578	487,640	316,337

Interest income	33,359	15,720	8,904	18,851	11,449
Interest expense	158,882	34,115	255	711	1,773
Other income (expense), net	20,713	(72,944)	(593)	17,168	3,863

Earnings (loss) before income taxes and minority interest	207,835	(302,359)	279,634	522,948	329,876

Income tax expense	64,546	34,630	101,507	186,471	114,888
Minority interest (loss) gain	(1,164)	629	—	—	—

Net earnings (loss) from continuing operations	142,125	(336,360)	178,127	336,477	214,988

Discontinued operations
Net loss from discontinued operations	(13,164)	(1,795)	—	—	—
Net loss on disposal of discontinued operations	(611)	—	—	—	—

Net loss from discontinued operations	(13,775)	(1,795)	—	—	—

Net earnings (loss)	$128,350	$(338,155)	$178,127	$336,477	$214,988

Basic:
Earnings (loss) per common share — continuing operations	$1.33	$(3.16)	$1.71	$3.20	$2.08
Loss per common share — discontinued operations	(0.13)	(0.02)	—	—	—

Net earnings (loss) per common share — basic	$1.20	$(3.18)	$1.71	$3.20	$2.08

Diluted:
Earnings (loss) per common share — continuing operations	$1.31	$(3.16)	$1.66	$3.12	$2.03
Loss per common share — discontinued operations	(0.13)	(0.02)	—	—	—

Net earnings (loss) per common share — diluted	$1.18	$(3.18)	$1.66	$3.12	$2.03

Weighted average shares — basic	107,212	106,377	104,219	105,129	103,180

Weighted average shares — diluted	108,631	106,377	106,984	107,798	106,052

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
For the Year Ended December 31, 2007, Six Months Ended December 31, 2006, Years Ended June 30, 2006 and 2005
(in thousands, except shares)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	in Capital	Earnings	Income / (Loss)	Shares	Amount	Equity
Balance, June 30, 2004	104,916,103	$1,049	$377,024	$664,681	$—	420,597	$(708)	$1,042,046
Comprehensive income:
Net earnings				214,988				214,988
Unrealized loss on marketable securities, net of tax of $320					(561)			(561)

Total comprehensive income								214,427
Tax benefit of stock incentive plans and warrants			56,212					56,212
Issuance of common stock for exercised stock options and employees’ stock purchase plans	1,136,141	11	18,506					18,517
Issuance of common stock for exercised warrants	288,226	3	2,747					2,750
Purchases of common stock						2,552,400	(99,982)	(99,982)

Balance, June 30, 2005	106,340,470	$1,063	$454,489	$879,669	$(561)	2,972,997	$(100,690)	$1,233,970
Comprehensive income:
Net earnings				336,477				336,477
Unrealized gain on marketable securities, net of tax of $106					184			184

Total comprehensive income								336,661
Tax benefit of stock incentive plans and warrants			29,026					29,026
Stock-based compensation expense			27,092					27,092
Issuance of common stock for exercised stock options and employees’ stock purchase plans	2,838,738	29	64,178					64,207

Balance, June 30, 2006	109,179,208	$1,092	$574,785	$1,216,146	$(377)	2,972,997	$(100,690)	$1,690,956
Comprehensive income:
Net earnings (loss)				(338,155)				(338,155)
Currency translation adjustment					76,850			76,850
Unrealized gain on marketable securities, net of tax of $21					105			105

Total comprehensive loss								(261,200)
Unrealized gain on pension and other post retirement benefits, net of tax of $11					22			22
Tax benefit of stock incentive plans and warrants			10,615					10,615
Stock-based compensation expense			13,926					13,926
Issuance of common stock for exercised stock options and employees’ stock purchase plans	357,273	3	10,906					10,909

Balance, December 31, 2006	109,536,481	$1,095	$610,232	$877,991	$76,600	2,972,997	$(100,690)	$1,465,228
Comprehensive income:
Net earnings				128,350				128,350
Cumulative net loss on derivative financial instruments designated as cash flow hedges, net of tax benefit of $6,448					(10,868)			(10,868)
Currency translation adjustment					210,730			210,730
Unrealized gain on marketable securities, net of tax of $108					744			744

Total comprehensive income								328,956
Unrealized gain on pension and other post retirement benefits, net of tax of $304					667			667
Tax benefit of stock incentive plans and warrants			10,358					10,358
Stock-based compensation expense			27,750					27,750
Issuance of common stock for exercised stock options and employees’ stock purchase plans	1,246,686	13	33,349					33,362

Balance, December 31, 2007	110,783,167	$1,108	$681,689	$1,006,341	$277,873	2,972,997	$(100,690)	$1,866,321

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Six Months Ended
	December 31,	December 31,		Year Ended June 30,
(in thousands)	2007	2006	2005	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$128,350	$(338,155)	$178,127	$336,477	$214,988
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	297,819	72,536	25,347	61,757	40,510
Deferred revenue	(6,658)	—	—	—	—
Minority interest	901	(629)	—	—	—
Stock-based compensation expense	27,750	13,926	13,894	27,092	—
Excess tax benefits from stock-based compensation	(10,358)	(10,615)	(24,622)	(29,026)	—
Deferred income tax (benefit) expense	(71,438)	(35,219)	28,311	34,739	7,100
Provision for losses on loans to Natural Biologics	—	—	—	—	1,050
Loss (gain) on sale of divested products	512	(5,200)	—	—	—
Loss (gain) on derivative instruments, net	9,730	75,888	—	(10,300)	—
Loss on sale of discontinued operations	611	—	—	—	—
Other	(8,969)	(2,916)	(647)	(8,768)	2,480
Tax benefit of stock incentive plans and warrants	—	—	—	—	39,846
Write-off of in-process research and development associated with acquisitions	4,601	380,673	—	—	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable and other receivables, net	47,228	(12,500)	(66,024)	(85,652)	36,678
Inventories	(32,162)	40,354	14,825	24,598	12,614
Prepaid expenses	(16,321)	(6,648)	(4,513)	(2,929)	6,396
Other assets	3,165	8,004	29	(2,318)	6,978
Increase (decrease) in:
Accounts payable, accrued liabilities and other liabilities	(37,449)	17,824	(71,240)	(43,340)	1,169
Income taxes payable	45,875	16,023	11,269	25,009	(6,774)

Net cash provided by operating activities	383,187	213,346	104,756	327,339	363,035

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(123,358)	(33,667)	(36,045)	(61,000)	(55,225)
Proceeds from sales of property, plant and equipment	2,846	11,245	1	3	68
Proceeds from sale of discontinued operations	34,096	—	—	—	—
Acquisitions, net of cash acquired	(89,780)	(2,301,630)	(378,128)	(378,430)	(46,500)
Purchases of derivative instruments	—	—	—	(48,900)	—
Settlement of derivative instruments	(7,414)	(12,576)	—	—	—
Purchases of marketable securities	(2,086,699)	(2,159,934)	(960,438)	(2,120,480)	(1,220,869)
Sales of marketable securities	2,470,903	2,082,007	1,124,641	2,108,979	1,152,485
Investment in debt securities	(2,000)	(3,000)	—	—	—
Other	(318)	338	(3,018)	(6,647)	(6,990)

Net cash provided by (used in) investing activities	198,276	(2,417,217)	(252,987)	(506,475)	(177,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	(724,181)	(30,027)	(4,733)	(5,468)	(20,004)
Proceeds from long-term debt	100,115	2,440,703	—	—	—
Payment of deferred financing fees	—	(23,580)	—	—	—
Purchase of treasury stock	—	—	—	—	(99,982)
Excess tax benefits from stock based compensation	10,358	10,615	24,622	29,026	—
Proceeds from exercise of stock options, employee stock purchases and warrants	36,126	14,306	42,559	64,207	21,267
Other	50	—	—	—	—

Net cash (used in) provided by financing activities	(577,532)	2,412,017	62,448	87,765	(98,719)

Effect of exchange-rate changes on cash and cash equivalents	10,586	(593)	—	—	—

Increase (decrease) in cash and cash equivalents	14,517	207,553	(85,783)	(91,371)	87,285
Cash and cash equivalents at beginning of period	231,975	24,422	115,793	115,793	28,508

Cash and cash equivalents at end of period	$246,492	$231,975	$30,010	$24,422	$115,793

SUPPLEMENTAL CASH FLOW DATA:
Cash paid during the period:
Interest, net of portion capitalized	$179,526	$6,245	$97	$351	$1,458

Income taxes	$88,583	$52,807	$75,180	$126,723	$74,711

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
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include all companies that Barr directly or indirectly controls (meaning it has more than 50% of voting rights in those companies). Investments in companies where Barr owns between 20% and 50% of a company’s voting rights are accounted for by using the equity method, with Barr recording its proportionate share of net income or loss for such investments in its results for that period. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, after elimination of inter-company accounts and transactions. Non-controlling interests in the Company’s subsidiaries are recorded net of tax as minority interest.
     On October 24, 2006, the Company completed the acquisition of PLIVA (See Note 2). As of that date, the PLIVA assets acquired and liabilities assumed were recorded at their respective fair values. The Company’s results of operations for the six months ended December 31, 2006 include PLIVA’s revenues and expenses from October 25, 2006 through December 31, 2006.
     On September 21, 2006, the Company changed its fiscal year end from June 30 to December 31. The Company refers to the period beginning January 1, 2007 through December 31, 2007 as “2007,” the period July 1, 2006 through December 31, 2006 as the “Transition Period”, the period beginning July 1, 2005 through June 30, 2006 as “fiscal 2006” and the period beginning July 1, 2004 through June 30, 2005 as “fiscal 2005.” All information, data and figures provided in this report for fiscal 2006 and 2005 relate solely to Barr’s financial results and do not include PLIVA.
     Certain amounts in the Transition Period, fiscal 2006 and 2005 financial statements have been reclassified to conform to the presentation for 2007. Certain amounts in the Transition Period have been reclassified as discontinued operations and as assets and liabilities of discontinued operations. See Note 3 for further details.
(b) Use of Estimates in the Preparation of Financial Statements
     The preparation of financial statements in conformity with GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are often based on judgments, probabilities and assumptions that management believes are reasonable but that are inherently uncertain and unpredictable. As a result, actual results could differ from those estimates. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.
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
(d) Revenue Recognition
     The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, when estimated provisions for product returns, rebates, including Medicaid rebates, chargebacks and other sales allowances are reasonably determinable, and when collectibility is reasonably assured. These provisions are presented in the consolidated financial statements as reductions to revenues. Accounts receivable are presented net of allowances relating to the above provisions. Medicaid rebates are presented as an accrual net of allowances relating to these provisions. Cash received in advance of revenue recognition is recorded as deferred revenue.
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
     The Company is party to agreements with certain pharmaceutical companies under which it receives payments based on sales or profits associated with the applicable products. The most significant of these agreements are with Teva regarding generic Allegra and Kos regarding Niaspan® and Advicor®. Alliance revenue is earned from these agreements at the time the Company’s third-party partner’s record sales and is based on pre-defined formulas contained in the agreements, and under the Company’s arrangement with Teva, adjusted for shelf-stock provisions needed to state the Company’s revenues on a basis consistent with its other revenue recognition policies. The estimates the Company makes to adjust its revenues are based on information received from its partner, as well as its own internal information. Of total alliance and development revenue, approximately 70%, 79%, 92%, 92% and 39% was earned from the alliances with Teva and Kos, on an aggregate basis, for the year ended December 31, 2007, for the six months ended December 31, 2006 and 2005 (unaudited) and for the fiscal years ended June 30, 2006 and 2005, respectively. Receivables related to alliance and development revenue are included in other receivables in the consolidated balance sheets. Selling and marketing expenses incurred under the co-promotion agreement with Kos are included in selling, general and administrative expenses.
     Other revenue primarily includes certain of the Company’s non-core operations, as well as consulting fees earned from services provided to third parties. The Company’s non-core operations include its diagnostics, disinfectants, dialysis, and infusions business. Consulting fees are recognized in the period in which the services are provided.
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
(f) Stock-Based Compensation
     The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), (SFAS No. 123(R)) Share-Based Payment, effective July 1, 2005. SFAS 123(R) requires the recognition of the fair value of stock-based compensation in net earnings. The Company has four stock-based employee compensation plans, two stock-based non-employee director compensation plans and an employee stock purchase plan, which are described more fully in Note 15. Stock-based awards grated to date consist of stock options, stock appreciation rights and the employee stock purchase plan. Stock options and stock appreciation rights are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally, stock options and stock appreciation rights granted to employees fully vest ratably over the three years from the grant date and have a term of 10 years. Annual stock options granted to directors vest and are generally exercisable on the date of the first annual shareholders’ meeting immediately following the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. Prior to July 1, 2005, the Company accounted for these plans under the intrinsic value method described in Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, no stock-based employee compensation cost was reflected in net earnings. For purposes of pro-forma disclosure, stock-based compensation expense for awards granted prior to July 1, 2005 is measured on the grant date fair value as determined under the provisions of SFAS 123, Accounting for Stock-based Compensation. See Note 15 for further details.
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
(h) Advertising and Promotion Costs
     Costs associated with advertising and promotions are expensed in the period in which the advertising is used and these costs are included in selling, general and administrative expenses. Advertising and promotion expenses totaled approximately $106,765 for the year ended December 31, 2007, $50,819 and $28,406 for the six-months ended December 31, 2006 and 2005 (unaudited) and $59,240 and $52,006 for the fiscal years ended June 30, 2006 and 2005, respectively.
(i) Income Taxes
     Income taxes have been provided using an asset and liability approach in which deferred tax assets and liabilities are recognized for the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided when, based on available evidence, it is more-likely-than-not that a portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for changes in enacted tax rates and laws.
     In the ordinary course of business there is inherent uncertainty in quantifying income tax positions. The Company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions with a greater than 50% likelihood of being realized, we record the benefit. For those income tax positions where it is more-likely-than-not that a tax benefit will not be sustained, no tax benefit is recognized in the financial statements. When applicable, associated interest and penalties are recognized as a component of interest expense.

(j) Earnings Per Share
     The following is a reconciliation of the numerators and denominators used to calculate earnings per common share (“EPS”) as presented in the consolidated statements of operations:

	Year Ended	Six Months Ended		Fiscal Year Ended
	December 31,	December 31,		June 30,
	2007	2006	2005	2006	2005
(table in thousands, except per share data)		(unaudited)
Numerator for basic and diluted earnings (loss) per share Net earnings (loss) from continuing operations	$142,125	$(336,360)	$178,127	$336,477	$214,988
Net loss from discontinued operations	(13,775)	(1,795)	—	—	—

Net earnings (loss)	$128,350	$(338,155)	$178,127	$336,477	$214,988

Denominator: Weighted average shares — basic	107,212	106,377	104,219	105,129	103,180

Earnings (loss) per common share — continuing operations	$1.33	$(3.16)	$1.71	$3.20	$2.08
Loss per common share — discontinued operations	(0.13)	(0.02)	—	—	—

Earnings (loss) per common share — basic	$1.20	$(3.18)	$1.71	$3.20	$2.08

Denominator: Weighted average shares — diluted	108,631	106,377	106,984	107,798	106,052

Earnings (loss) per common share — continuing operations	$1.31	$(3.16)	$1.66	$3.12	$2.03
Loss per common share — discontinued operations	(0.13)	(0.02)	—	—	—

Earnings (loss) per common share — diluted	$1.18	$(3.18)	$1.66	$3.12	$2.03

Calculation of weighted average common shares — diluted

Weighted average shares — basic	107,212	106,377	104,219	105,129	103,180
Effect of dilutive options	1,419	—	2,765	2,669	2,872

Weighted average shares — diluted	108,631	106,377	106,984	107,798	106,052

Not included in the calculation of diluted earnings per-share because their impact is antidilutive:
Stock options outstanding	384	1,833	23	66	84

     During the year ended December 31, 2007, the six-months ended December 31, 2006 and 2005 (unaudited) and the fiscal years ended June 30, 2006 and 2005, there were 1,246,686, 357,273, 2,000,494, 2,838,738 and 1,136,141 shares respectively, issued in the aggregate upon exercise of stock options and under the Company’s employee stock option plans.
(k) Cash and Cash Equivalents
     Cash and cash equivalents, for the purpose of the balance sheet and the statement of cash flows, consist of cash on hand and balances with banks, and highly liquid investments with insignificant risk of changes in value and original maturities of three months or less from the date of acquisition.
(l) Investments in Marketable Securities, Debt and Equity Method Investments
     Investments in Marketable Securities and Debt
     The Company’s investments in short-term marketable securities primarily consist of commercial paper, money market investments, market auction debt securities, municipal bonds and federal agency issues, which are readily convertible into cash. The Company also invests in long-term marketable securities, including municipal bonds. Investments that the Company has the ability and intent to hold until maturity are classified as “held to maturity.” Held to maturity investments are recorded at cost, adjusted for the amortization of premiums and discounts, which approximates market value. Investments that are acquired principally for the purpose of generating a profit from short-term fluctuations in price are classified as “trading.” Trading securities are recorded at fair value, with resultant gains or losses recognized in current period income. Debt securities and other marketable securities are classified as “available for sale.” Available for sale securities are recorded at current market value with offsetting adjustments to shareholders’ equity, net of income taxes. The cost of investments sold is determined by the specific identification method.
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
     The Company makes investments, as a limited partner, in venture capital funds as part of its continuing efforts to identify new products, technologies and licensing opportunities. The Company accounts for these investments using the equity method of accounting.
(m) Inventories
     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (“FIFO”) basis. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. The Company records as part of cost of sales write-downs to lower of cost or market.
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

     Marketable Securities — Marketable securities are recorded at their fair value (See Note 8).
     Other Assets — Investments that do not have a readily determinable market value are recorded at cost, as it is a reasonable estimate of fair value or current realizable value.
     Debt — The estimated fair values of the Company’s debt approximated $2,076,442 and $2,676,998 at December 31, 2007 and 2006, respectively. These estimates were determined by discounting anticipated future principal and interest cash flows using rates currently available to the Company.
(p) Derivative Instruments
     The Company uses derivative instruments for the purpose of hedging its exposure to foreign exchange and interest rate risk. The Company’s derivative instruments include interest rate forwards and swaps, forward rate agreements and foreign exchange forwards and options.
     FASB Statement No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheet at fair value based on quoted market prices or pricing models using current market rates. The accounting for changes (i.e., gains or losses) in the fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. The designation is based upon the nature of the exposure being hedged.
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
     For all hedging activities, the ineffective portion of a derivative’s change in fair value is immediately recognized in other income (expense). For derivative instruments not designated as hedging instruments, the gain or loss is recognized in other income (expense) during the period of change. However, the Company believes that such non-designated instruments offset the economic risks of the hedged items.
(q) Property, Plant and Equipment
     Property, plant and equipment is recorded at cost, including the allocated portion of the purchase price arising from the PLIVA acquisition. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets (3 to 20 years for machinery, equipment, furniture and fixtures and 5 to 45 years for buildings and improvements). Amortization of capital lease assets is included in depreciation expense. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful lives or the terms of the respective leases, with such amortization periods generally ranging from 2 to 10 years. Maintenance and repairs are expensed as incurred and conversely renewals and betterments are capitalized.
(r) Acquisitions and Related Amortization Expense
     The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The Company’s consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition and are not restated. The cost to acquire a business, including transaction costs, is allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development are expensed at the date of acquisition. Intangible assets are amortized based generally on projected sales over the estimated useful life of the asset. Amortization expense is included in the cost of sales expense line of the statement of operations. When the Company acquires net assets that do not constitute a business, no goodwill is recognized.
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
(s) Asset Impairment
     The Company reviews the carrying value of its long-lived assets for impairment annually or whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. Fair value is defined as the market price. If the market price is not available, fair value is estimated based on the present value of future cash flows.
     The Company reviews goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment testing of goodwill compares the fair value of the Company’s reporting units to their carrying value. There has been no impairment of goodwill recorded.
(t) Contingencies
     The Company is involved in various patent, product liability, commercial litigation and claims, government investigations and other legal proceedings that arise from time to time in the ordinary course of its business. The Company assesses, in consultation with counsel and in accordance with SFAS 5, Accounting for Contingencies, the need to accrue a liability for such contingencies and record a reserve when it determines that a loss related to a matter is both probable and reasonably estimable. The Company’s assessment of contingencies involves judgments about future events which are inherently unpredictable. The Company records anticipated recoveries under existing insurance contracts when collection is reasonably assured.
(u) Pensions and Other Post Employment Benefits
     In connection with the acquisition of PLIVA, the Company acquired and maintains defined benefit plans and other post-retirement benefits for employees of PLIVA. The Company’s net obligation in respect of defined benefit pension plans is calculated separately for each plan by estimating the amount of future benefit that employees have earned in return for their service in the current and prior periods. The benefit is discounted to determine its present value. Discount rates are based on the market yields of high-quality corporate bonds in the country concerned. The funded status for each plan is recognized in the Company’s consolidated balance sheets.
     For defined contribution plans, the Company pays contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or voluntary basis. Once the contributions have been paid, the Company has no further payment obligations. The regular contributions constitute net periodic costs for the year in which they are due and as such are included in staff costs.
(v) Restructuring
     When recording acquisitions, the Company may review the associated operations and implement plans to restructure and integrate. For restructuring charges associated with a business acquisition that are identified in connection with an acquisition, the related costs are recorded as additional goodwill as they are considered to be liabilities assumed in the acquisition. All other restructuring charges, all integration costs and any charges related to our pre-existing businesses impacted by an acquisition are included the appropriate operating expense line item of our consolidated statement of operations.

(w) New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. Although the Company will continue to evaluate the application of SFAS 157, the Company does not currently believe that the adoption of SFAS 157 will have a material effect on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. The statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which they have chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Although the Company will continue to evaluate the application of SFAS 159, the Company does not currently believe that the adoption of SFAS 159 will have a material effect on its consolidated financial statements.
     In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize non-refundable advance payments made for research and development activities and expense these amounts as the related goods are delivered or the related services are performed. EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 will not have a material effect on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), Business Combinations (revised), replacing SFAS No. 141 (“SFAS 141”) Business Combinations. This new statement requires additional assets and assumed liabilities to be measured at fair value when acquired in a business combination as compared to the original pronouncement. SFAS 141(R) also requires liabilities related to contingent consideration to be re-measured to fair value each reporting period, acquisition-related costs to be expensed and not capitalized and acquired in-process research and development to be capitalized as an indefinite lived intangible asset until completion of project or abandonment of project. SFAS 141(R) requires prospective application for business combinations consummated in fiscal years beginning on or after December 15, 2008. This statement does not allow for early adoption. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“ARB No. 51”). This amendment of ARB No. 51 requires noncontrolling interest in subsidiaries initially to be measured at fair value and then to be classified as a separate component of equity. This statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. This statement does not allow for early adoption, however, application of SFAS 160 disclosure and presentation requirements is retroactive. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial statements.
     In December 2007, the EITF issued EITF Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. EITF 07-1 affects entities that participate in collaborative arrangements for the development and commercialization of intellectual property. The EITF affirmed the tentative conclusions reached on (1) what constitutes a collaborative arrangement, (2) how the parties should present costs and revenues in their respective income statements, (3) how the parties should present cost-sharing payments, profit-sharing payments, or both in their respective income statements, and (4) disclosure in the annual financial statements of the partners. EITF 07-1 should be applied as a change in accounting principle through retrospective application to all periods presented for collaborative arrangements existing as of the date of adoption. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial statements.
(2) Acquisitions and Business Combinations
Year Ended December 31, 2007
O.R.C.A. pharm GmbH
     On September 5, 2007, the Company acquired 100% of the outstanding shares of O.R.C.A. pharm GmbH (“ORCA”), a privately-owned specialty pharmaceutical company focused on the oncology market in Germany. In accordance with SFAS 141, Business Combinations, the Company used the purchase method to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed from ORCA are recorded at the date of acquisition, at their respective fair values. The adjusted purchase price is $43,580 and includes cash paid of $32,128, minimum future payments of $11,306 due in 2008 and 2009, and $146 of accrued transaction fees. The Company may also be required to pay up to an additional $6,458 based on the achievement of defined performance milestones for 2007 and 2008. The operating results of ORCA are included in the consolidated financial statements subsequent to the September 5, 2007 acquisition date. As part of the preliminary purchase price allocation the Company has assigned fair values as follows:

Inventory	$3,442
Products acquired	29,327
Goodwill	9,034
Other assets	5,880
Liabilities	(4,103)

Total	$43,580

     The above purchase price allocation is preliminary and is based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. Management believes the available information provides a reasonable basis for allocating the purchase price but the Company is awaiting additional information necessary to finalize the purchase price allocation. The Company expects to finalize the valuation and complete the purchase price allocation as soon as possible but no later than one year from the acquisition date. Under the guidance of SFAS 141, this acquisition is being treated as an immaterial acquisition. As an immaterial acquisition, pro-forma financial statements are not required to be presented.
Products Acquired from Hospira, Inc.
     On February 6, 2007, the Company acquired four generic injectible products from Hospira, Inc., which are Morphine, Hydromorphone, Nalbuphine and Deferoxamine. The Company entered into a supply agreement with Hospira covering all four products, and a product development agreement for Deferoxamine. The product acquisitions resulted from a Federal Trade Commission ordered divestiture of these products in connection with Hospira’s acquisition of Mayne Pharma Ltd.
     The Company recorded intangible assets in the amount of $12,000 related to the acquisition of the four products. The defined territory for these products includes all markets in the United States and its territories. These product rights are recorded as other intangible assets on the consolidated balance sheets and will be amortized based on estimated product sales over an estimated useful life of 10 years.
Six Months Ended December 31, 2006
PLIVA d.d.
     On October 24, 2006, the Company’s wholly owned subsidiary, Barr Laboratories Europe B.V. (“Barr Europe”), completed the acquisition of PLIVA, headquartered in Zagreb, Croatia. Under the terms of the cash tender offer, Barr Europe made a payment of $2,377,773 based on an offer price of HRK 820 (Croatian Kuna (“HRK”)) per share for all shares tendered during the offer period. Subsequent to the close of the offer period, Barr Europe purchased an additional 390,809 shares on the Croatian stock market for $58,309. The table below represents a reconciliation from October 24, 2006 to December 31, 2007:

			%
Period	Shares	Cost	Acquired
Shares tendered October 24, 2006	17,056,977	$2,377,773	96.4%
Shares purchased October 25 to December 31, 2006	149,953	21,937	0.6%
Transaction costs	—	29,700	0.0%

Total as of December 31, 2006	17,206,930	2,429,410	97.0%

Shares purchased January 1, 2007 to December 31, 2007	240,856	36,372	1.1%
Transaction costs	—	664	0.0%

Total as of December 31, 2007	17,447,786	$2,466,446	98.1%

     In accordance with SFAS 141, Business Combinations, the Company used the purchase method of accounting to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed from PLIVA were recorded at their respective fair values.
     The fair values of the assets acquired and liabilities assumed net of cash acquired of $193,751 for PLIVA share purchases were as follows:

Adjusted
Assets
and Liabilities
Assumed
Current assets (excluding cash and inventories)	$350,919
Inventories (1)	351,438
Property, plant & equipment (2)	752,397
Identifiable intangible assets (3)	999,921
Other non-current assets, including deferred tax assets	121,088
In-process research & development (4)	385,077
Goodwill (5)	200,229

Total assets acquired	3,161,069

Current liabilities, excluding restructuring	(346,732)
Restructuring costs (6)	(27,619)
Deferred tax liabilities	(285,964)
Other non-current liabilities, including long-term debt (7)	(189,241)

Total liabilities assumed	(849,556)

Total minority interest	(38,818)

Net assets acquired	$2,272,695

Plus: cash acquired	193,751

Total Purchase price	$2,466,446

     (1) The fair value of acquired inventory was determined as follows:
•	Raw materials — valued at current replacement cost.

•	Work in progress — valued at the expected selling price of the inventory less the cost to complete, cost of disposal and reasonable profit on the selling effort of the acquiring entity.

•	Finished & merchandised goods — valued at expected selling price less the cost of disposal and a reasonable profit for the selling effort.
     (2) Fixed assets were valued at replacement cost, unless there was a known plan to dispose of an asset. Assets to be disposed of were valued at prevailing market rates, less cost to sell, or for no value, if to be abandoned.
     (3) Components of the fair value of acquired intangible assets are as follows:

		Weighted-average
		amortization period
		(Years)
Trade names	$75,600	Indefinite
Existing products and product rights	797,644	10
Land usuage rights	88,053	99
Other intangible assets	38,624	6

Total identifiable intangible assets	$999,921

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
(4) The fair value of the acquired in-process research and development (“IPR&D”) was based on the excess cash flow method on a project-by-project basis. This amount was written-off upon acquisition as research and development expense because the acquired products had not received approval from the applicable regulators, were incomplete and had no alternative future use.
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
     As the acquisition was structured as a purchase of equity, the amortization of purchase price assigned to assets in excess of PLIVA’s historic tax basis will not be deductible for income tax purposes. The Company has finalized the valuation and completed the purchase price allocation for the PLIVA acquisition for the shares acquired to date.
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
     Under the terms of the product acquisition agreement, the Company recorded an intangible asset in the amount of $63,000 related to the acquisition of Adderall IR. This product right will be amortized based on product sales over an estimated useful life of 15 years.

     In addition, under the terms of the product development agreement, the Company received an upfront non-refundable payment of $25,000 and could receive, based on future incurred research and development costs and milestones, an additional $140,000 over the next eight years subject to annual caps of $30,000. In exchange for its funding commitment, Shire obtained a royalty free license to the products identified in the product development agreement in its defined territory (which is generally defined to include all markets other than North America, Central Europe, Eastern Europe and Russia). The Company recognizes revenue under the product development arrangement described above, including the $25,000 upfront payment, as it performs the related research and development. These amounts will be reflected in the “alliance and development revenue” line item in the Company’s consolidated statement of operations as costs are incurred over the life of the agreement. Included in other liabilities at December 31, 2007 is $22,422 of deferred revenue related to the above mentioned payments under the product development agreement. The Company also entered into purchase and supply agreements with Shire in conjunction with the product acquisition and product development agreements.
     The settlement and licensing agreement relating to Adderall XR grants the Company certain rights to launch a generic version of Adderall XR. The license is royalty-bearing and exclusive during the Company’s FDA granted six-month period of exclusivity and is non-exclusive and royalty-free thereafter.
Fiscal 2006 Acquisitions
FEI Women’s Health, LLC
     On November 9, 2005, the Company acquired all of the outstanding equity interests of FEI Women’s Health, LLC (“FEI”). FEI is the owner of the ParaGard® T 380A (Intrauterine Copper Contraceptive) IUC, which is approved for continuous use for the prevention of pregnancy for up to 10 years.
     In accordance with SFAS 141, Business Combinations, the Company used the purchase method of accounting to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed from FEI were recorded at the date of acquisition, at their respective fair values. The purchase price plus acquisition costs exceeded the fair values of acquired assets and assumed liabilities. This resulted in the recognition of goodwill in the amount of $29,921. The total purchase price, including acquisition costs of $5,112 less cash acquired of $4,372, was $289,730. The consolidated financial statements issued after completion of the acquisition reflect these values. The operating results of FEI are included in the consolidated financial statements subsequent to the November 9, 2005 acquisition date.
     The fair values of the assets acquired and liabilities assumed on November 9, 2005 were as follows:

Current assets (excluding cash)	$30,876
Property and equipment	1,955
Intangible asset — ParaGard T 380A IUC	256,000
Goodwill	29,921
Other assets	4,677

Total assets acquired	$323,429

Current liabilities	10,780
Other liabilities	22,919

Total liabilities assumed	33,699

Net assets acquired	$289,730

     The purchase price has been allocated based on the fair value of assets acquired and liabilities assumed as of the date of acquisition.
     In accordance with the requirements of SFAS 142, Goodwill and Other Intangible Assets, the goodwill associated with the acquisition will not be amortized. The ParaGard T 380A IUC intangible asset will be amortized based on estimated product sales over its estimated 20-year life. Goodwill and the intangible asset resulting from this acquisition have been allocated to our proprietary reporting unit.

Products from Organon Ltd., Organon USA Inc. and Savient Pharmaceuticals, Inc.
     On June 15, 2005, the Company entered into a non-binding Letter of Intent with Organon (Ireland) Ltd., Organon USA Inc. (“Organon”) and Savient Pharmaceuticals, Inc. (“Savient”) to acquire the New Drug Application (“NDA”) for Mircette®, obtain a royalty-free patent license to promote Mircette in the United States and dismiss all pending litigation between the parties in exchange for a payment by the Company of $152,750. At the time the Letter of Intent was signed, because the proposed transaction included, as one of its components, a payment in settlement of litigation, it was presumed under GAAP to give rise to a “probable loss,” as defined in SFAS 5, Accounting for Contingencies. Based on valuations of the assets the Company acquired and total estimated payments, the Company recorded a charge of $63,238 as of June 30, 2005 to reflect the litigation settlement.
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
(3) Discontinued Operations
     Since its acquisition of PLIVA on October 24, 2006, the Company has been evaluating PLIVA’s operations and has, as a result, divested certain non-core operations including its operations in Spain and Italy, and its animal health and veterinary business operated by Veterina d.d. (“Veterina”).
     On September 28, 2007, the Company sold 100% of the outstanding shares in Pliva Pharma, S.p.A., its Italian subsidiary, for $4,001. This resulted in a loss on the sale of $36.
     On October 5, 2007, the Company sold 100% of the ordinary shares in Veterina through a public offering in Croatia, for $35,827. This resulted in a gain on the sale of $1,790.
     On December 28, 2007, the Company sold 100% of the outstanding shares in PLIVA Pharma Iberia S.A., its Spain subsidiary, for $15,245, including installment payments of $13,678 payable during 2008. This resulted in a loss on the sale of $2,365.
     The Company’s operations in Spain and Italy were part of the generic pharmaceuticals segment. The Company’s Veterina business was a separate operating segment, which did not meet the quantitative thresholds for separate disclosure and, as such, was included in “other” in Note 20 below.
     The following combined amounts of the Company’s operations in Spain and Italy, and the Veterina business have been segregated from continuing operations and included in discontinued operations, net of taxes, and loss on sale of discontinued operations in the consolidated statement of operations, as shown below:

	Year Ended				Transition
	December 31, 2007				Period
	Italy	Spain	Veterina	Total	Italy	Spain	Veterina	Total
Revenues
Generics	$8,302	$24,232	$—	$32,534	$2,803	$3,370	$—	$6,173
Other	—	—	24,519	24,519	—	—	5,466	5,466

Total net revenues of discontinued operations	$8,302	$24,232	$24,519	$57,053	$2,803	$3,370	$5,466	$11,639

Gain (loss) before income taxes and minority interest	$(1,428)	$(8,239)	$(3,512)	$(13,179)	$(2,012)	$(396)	$488	$(1,920)

Gain (loss) on sale of discontinued operations	(36)	(2,365)	1,790	(611)	—	—	—	—
Income tax benefit	—	—	15	15	—	—	125	125

Gain (loss) from discontinued operations- net of tax	$(1,464)	$(10,604)	$(1,707)	$(13,775)	$(2,012)	$(396)	$613	$(1,795)

     The following combined amounts of assets and liabilities related to the operations in Spain and Italy, and the Veterina business have been segregated and included in assets and liabilities of discontinued operations on the Company’s consolidated balance sheet as of December 31, 2006:

December 31,
2006
Marketable securities	$16
Accounts receivable, net	21,929
Other receivables, net	10,756
Inventories	26,141
Prepaid expenses and other current assets	46

Current assets of discontinued operations	58,888

Property, plant and equipment, net	5,781
Deferred income taxes	2,378
Other intangible assets, net	2,677
Other assets	109

Long-term assets of discontinued operations	10,945

Assets of discontinued operations	$69,833

Accounts payable	$18,761
Accrued liabilities	12,299
Current portion of long-term debt and capital lease obligations	254

Current liabilities of discontinued operations	31,314

Long-term debt and capital lease obligations	1,738
Deferred tax liabilities	636
Other liabilities	207

Long-term liabilities of discontinued operations	2,581

Liabilities of discontinued operations	$33,895

(4) Derivative Instruments
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
     During 2007, as reflected in the table below, the Company entered into pay-fixed, receive-floating interest rate swap agreements effectively converting $800,000 of variable-rate debt under unsecured senior credit facilities to fixed-rate debt. The objective of the hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged. With the hedge in place, the sole source of variability to the Company is the interest payments it receives based on changes in LIBOR. The swaps are accounted for in accordance with SFAS 133.
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
     These derivative instruments are designated as cash flow hedges with the related gains or losses recorded in other comprehensive income (net of tax) with an offsetting amount included in other non-current liabilities. The losses are $10,868 and $0 for the twelve months ended December 31, 2007 and the Transition Period, respectively. The Company estimates that approximately $5,192 of the net losses at December 31, 2007 will be realized into earnings over the next twelve months for the transactions that are expected to occur over that period.
     The terms of the interest rate swap agreements that are still in effect as of December 31, 2007 are shown in the following table:

Notional
Principal Amount	Start Date	Maturity Date	Receive Variable Rate	Pay Fixed Rate
$175,000	Mar-30-07	Jun-30-08	90 day LIBOR	5.253%
$125,000	Jun-30-07	Jun-30-10	90 day LIBOR	5.4735%
$100,000	Jun-30-07	Jun-30-10	90 day LIBOR	5.3225%
$100,000	Sept-30-07	Sept-30-10	90 day LIBOR	4.985%
$100,000	Sept-30-07	Sept-30-09	90 day LIBOR	4.92875%
$100,000	Sept-30-07	Mar-31-09	90 day LIBOR	4.755%
$100,000	Sept-30-07	Sept-30-09	90 day LIBOR	4.83%
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
     In connection with the PLIVA acquisition, the Company assumed foreign exchange forward contracts hedging economically forecasted transactions occurring at various dates through 2007 that were denominated in foreign currencies. At December 31, 2007, none of the Company’s remaining foreign exchange derivatives were eligible for hedge accounting, resulting in their changes in fair value being reported in other income (expense) as a loss of $9,451.
     All foreign exchange derivative instruments described above are measured at fair value and are reported as assets or liabilities on the balance sheet. Changes in the fair value are reported in earnings or other comprehensive income depending upon whether the risk management instrument is classified as a formal hedge pursuant to the guidelines outlined by SFAS 133. Economically, the gains or losses realized on these instruments at maturity are intended to offset the losses or gains of the transactions which they are hedging.
     The table below summarizes the respective fair values of the derivative instruments described above at December 31, 2007 and 2006, respectively:

	December 31, 2007		December 31, 2006
	Assets	Liabilities	Assets	Liabilities
Interest rate swap	$—	$(17,316)	$1,267	$(443)
Forward rate agreements	—	(39)	997	(163)
Foreign exchange forward contracts	—	(193)	383	(106)

Total	$—	$(17,548)	$2,647	$(712)

(5) Accounts Receivable, net
     The components of accounts receivable are as follows:

	December 31,	December 31,
	2007	2006
Trade accounts receivable	$741,092	$738,824
Other trade receivables	12,808	15,080

Subtotal	753,900	753,904
Less: allowances	257,264	242,768

Accounts receivable, net	$496,636	$511,136

(6) Inventories
     The components of inventory are as follows:

	December 31,	December 31,
	2007	2006
Raw materials and supplies	$187,220	$160,384
Work-in-process	77,098	67,798
Finished goods	236,889	198,088

Total inventories	$501,207	$426,270

(7) Property, plant and equipment, net
     The major categories of the Company’s property, plant and equipment are as follows:

	December 31,	December 31,
	2007	2006
Land	$107,216	$56,543
Buildings and improvements	597,051	526,034
Machinery and equipment	621,788	532,553
Leasehold improvements	14,174	12,726
Construction in progress	100,765	73,233

	1,440,994	1,201,089
Less: accumulated depreciation and amortization	325,090	196,671

Total plant, property and equipment, net	$1,115,904	$1,004,418

     Depreciation expense was $127,727, $35,061, $16,966, $35,850 and $31,591 for the year ended December 31, 2007, for the six-months ended December 31, 2006 and 2005 (unaudited) and the fiscal years ended June 30, 2006 and 2005, respectively.
(8) Investments in Marketable Securities, Debt and Equity Method Investments
     Investments in Marketable Securities and Debt
     Trading Securities
     The fair value of marketable securities classified as trading at December 31, 2007 and 2006 was $3,674 and $3,718, respectively, which is included as a component of current marketable securities. Net gains (losses) for the year ended December 31, 2007 and the Transition Period were $980 and $(572), respectively, which are included as a component of other income (expense). Of such amount, $(36) is unrealized and relates to securities still held at December 31, 2007.
     Available-for-Sale Securities
     Available-for-sale equity securities include amounts invested in connection with the Company’s excess 401(k) and other deferred compensation plans of $11,759 and $10,293 at December 31, 2007 and 2006, respectively.
     Available-for-sale investments are carried at fair value; however equity securities that do not have readily determinable fair values, are measured at cost adjusted for impairment. The aggregate carrying values of equity securities that do not have readily determinable fair values were $298 and $150 at December 31, 2007 and 2006, respectively.
     Available-for-sale debt securities at December 31, 2007, includes $218,850 in market auction debt securities, $16,315 in commercial paper, $42,707 in municipal bonds, $2,559 in corporate bonds and $7,032 federal agency issues. The market auction debt securities and commercial paper have maturity dates ranging from January 2, 2008 to March 6, 2008. The municipal and corporate bonds and federal agency issues have maturity dates ranging from January 1, 2008 to February 1, 2010.
     Included within the Company’s available-for-sale debt securities are market auction securities debt securities restricted to highly rated municipal securities. The Company’s typical practice has been to continue to own the respective securities or liquidate the holdings by selling those securities at par value at the next auction, which generally ranges from 7 to 35 days after purchase. The market auction debt securities investments are investment grade (A rated and above) municipal securities and are insured against loss of principal and interest by bond insurers whose AAA ratings are under review.
     Subsequent to December 31, 2007, the recent uncertainties in the credit markets have prevented the Company and other investors from liquidating holdings of market auction debt securities in recent auctions because the amount of market auction debt securities submitted for sale has exceeded the amount of purchase orders. On December 31, 2007, the Company held $218,850 in market auction debt securities.
     In 2008, the Company decided to liquidate its holdings in market auction debt securities and not reinvest in market auction debt securities in order to intentionally reduce exposure to these instruments. As of February 29, 2008 the Company had $42,975 in market auction debt securities. All of these securities have not been liquidated due to failed auctions and $14,850 of the failed market auction debt securities are associated with the Company’s balances at December 31, 2007. Of this amount, $2,000 has a future redemption date and the Company will receive cash for par value in March 2008. Despite these failed auctions, there have been no defaults on the underlying securities, and interest income on these holdings continues to be received on scheduled interest payment dates. As a result, the Company now earns premium interest rates on the failed auction investments. If the issuers of these securities are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to adjust the carrying value of these investments.

     Based on the Company’s ability to access its cash and other short-term investments, its expected operating cash flows and its other sources of cash, the Company does not anticipate that the lack of liquidity on these investments will affect its ability to operate the business as usual.
     The realized gains (losses) from the sale of available-for-sale investments for the year ended December 31, 2007 and 2006 were $2 and $(17), respectively. The amortized cost, gross unrealized gains and losses recorded as a component of other comprehensive income, and estimated market values for available-for-sale securities at December 31, 2007 and 2006 are as follows:

	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
December 31, 2007	Cost	Gains	(Losses)	Value
Debt securities	$287,766	$120	$(423)	$287,463
Equity securities	12,424	1,086	(282)	13,228

	$300,190	$1,206	$(705)	$300,691

December 31, 2006
Debt securities	$668,239	$—	$(534)	$667,705
Equity securities	10,914	68	—	10,982

	$679,153	$68	$(534)	$678,687

     Held-to-Maturity Securities
     The amortized costs of held-to-maturity securities at December 31, 2007 and 2006 were $178 and $303, respectively.
     The Company did not sell or purchase any held-to-maturity investments or transfer any securities between available-for-sale and held-to-maturity during the year ended December 31, 2007 and the Transition Period. The cost of investments sold is determined by the specific identification method.
     The following table summarizes the contractual maturities of held-to-maturity debt securities at December 31, 2007:

Maturities
Less than one year	$143
One to two years	15
Two to five years	20

Total	$178

     Equity Method Investments
     Medika d.d.
     Through the acquisition of PLIVA, the Company acquired an ownership interest in Medika d.d (“Medika”), which is a wholesaler that supplies pharmacies, hospitals and other health institutions with a wide range of medical merchandise. As of December 31, 2007, the Company held a 24.7% ownership interest in Medika, which equated to a $28,430 fair value based on the closing bid price for Medika shares quoted on the Zagreb Stock Exchange on such date.
     This investment is accounted for under the equity method whereby the Company recognizes its proportionate shares of Medika’s profit or loss. The Company eliminates unrealized profits relating to the sale of goods to Medika from the Generics segment. As of December 31, 2007 and 2006, the Company had carrying values of $16,970 and $14,411, respectively.

     Venture Funds
     The Company has made investments in two separate venture capital funds, Commerce Health Ventures, L.P. and New Spring Ventures, L.P., as part of its continuing efforts to identify new products, technologies and licensing opportunities. These investments are accounted for under the equity method whereby the Company recognizes its proportionate share of each venture’s profit or loss. As of December 31, 2007 and 2006, the Company had carrying values of $9,556 and $8,866, respectively, in Commerce Health Ventures, L.P., and $10,356 and $9,788, respectively, in New Spring Ventures, L.P.
     On January 15, 2008, the Company made a commitment to invest up to $30,000 in a new venture fund, NewSpring Health Capital II L.P. Investments made will also be accounted for under the equity method. Payments related to this commitment are payable when capital calls are made. The first capital call payment was made in January 2008 in the amount of $1,250.
(9) Goodwill and Other Intangible Assets
     Goodwill at December 31, 2007 and 2006 was as follows:

	Generic	Proprietary
	Pharmaceuticals	Pharmaceuticals	Total
Goodwill balance at June 30, 2006	$—	$47,920	$47,920

Acquisition of PLIVA d.d.	223,379	—	223,379
Currency translation effect	5,150	—	5,150

Goodwill balance at December 31, 2006	$228,529	$47,920	$276,449

Additional acquisition of PLIVA shares	8,663	—	8,663
PLIVA goodwill adjustments	(32,452)	—	(32,452)
Currency translation effect	25,042	—	25,042
Goodwill on acquisition of ORCA	3,660	—	3,660
ORCA goodwill adjustments	4,593	—	4,593

Goodwill balance at December 31, 2007	$238,035	$47,920	$285,955

     PLIVA goodwill adjustments during the purchase price allocation period include the following purchase price allocation and valuation revisions made based on additional information available to modify the Company’s initial estimates for certain assets and liabilities.

Current assets (excluding cash)	$(6,686)
Property, plant & equipment	(41,157)
Other non-current assets	1,326
Current liabilities (1)	9,387
Deferred tax liabilities	(3,712)
Other liabilities	8,390

Total PLIVA goodwill adjustments	$(32,452)

(1)	The initial PLIVA opening balance sheet reflected an accrued liability of $1,500 relating to a potential obligation owing by PLIVA to certain former employees in connection with their allegations of invention rights relating to the process for manufacturing Azithromycin. Upon a Croatian court’s entry of a judgment in favor of the former employees in June 2007, the Company allocated an additional $12,500 as an accrued liability relating to this matter. PLIVA is appealing the decision, and believes it has strong grounds for full or partial reversal on appeal. PLIVA’s obligation to pay any amount to the former employees will not arise unless and until the decision in favor of the former employees is affirmed on appeal.
     Intangible assets at December 31, 2007 and 2006 consist of the following:

	December 31,			December 31,
	2007			2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-lived intangible assets:
Product licenses	$45,350	$20,554	$24,796	$45,350	$15,624	$29,726
Product rights	1,456,348	218,133	1,238,215	1,301,940	64,788	1,237,152
Land use rights	105,652	1,103	104,549	88,053	166	87,887
Other	42,875	16,411	26,464	38,624	95	38,529

Total amortized finite-lived intangible assets	1,650,225	256,201	1,394,024	1,473,967	80,673	1,393,294

Indefinite-lived intangible assets — tradenames:	89,398	—	89,398	78,199	—	78,199

Total identifiable intangible assets	$1,739,623	$256,201	$1,483,422	$1,552,166	$80,673	$1,471,493

     As a result of the ORCA acquisition, the Company recorded intangible assets in the amount of $29,327 representing the fair value for trade names, existing products and product rights, and other intangible assets acquired during the year ended December 31, 2007.
     In February 2007, the Company acquired four generic injectible products from Hospira, Inc., which are Morphine, Hydromorphone, Nalbuphine and Deferoxamine. The product acquisitions resulted from an FTC-ordered divestiture of these products in connection with Hospira’s acquisition of Mayne Pharma Ltd. The Company recorded product rights intangible assets in the amount of $12,000 related to the acquisition of the four products.
     As a result of the PLIVA acquisition, the Company recorded intangible assets in the amount of $983,856 representing the fair value for trade names, existing products and product rights, land usage rights and other intangible assets acquired during the six-month period ended December 31, 2006.
     Under the terms of the product acquisition agreement with Shire plc, the Company recorded a product right intangible asset in the amount of $63,000 related to the acquisition of Adderall IR during the six-month period ended December 31, 2006.
     As a result of the FEI acquisition during the second quarter of fiscal 2006, the Company recorded an intangible asset in the amount of $256,000 in recognition of the fair value for the ParaGard IUC product rights acquired.
     In December 2005, the Company finalized an agreement that gave the Company exclusive rights to Mircette. The agreement also terminated the ongoing patent litigation regarding the Company’s generic version of Mircette, which is marketed under the trade name Kariva. Based on final valuations of the asset, the Company recorded a product right intangible asset in the amount of $88,700.
     The annual estimated amortization expense for the next five years on finite lived intangible assets is as follows:

Years Ending December 31,
2008	$165,698
2009	$148,734
2010	$141,418
2011	$132,474
2012	$124,425
     The Company’s product licenses, product rights, land use rights and other finite lived intangible assets have weighted average useful lives of approximately 10, 17, 99 and 10 years, respectively. Amortization expense associated with these acquired intangibles was $160,686, $37,192, $8,273, $25,784 and $13,354 for the year ended December 31, 2007, the six-months ended December 31, 2006 and 2005 (unaudited), and fiscal years ended June 30, 2006 and 2005, respectively. During the six months ended December 31, 2006 the Company revised the presentation of amortization expense to include this item within cost of sales instead of selling, general and administrative expense. The presentation for the six-months ended December 31, 2005 (unaudited) and fiscal years 2006 and 2005 was reclassified to conform to that of the six-months ended December 31, 2006.
     Included in the finite-lived intangible assets table above are product rights to over 200 intangible assets acquired by the Company over the past five years. The following table disaggregates the values of these product rights into therapeutic categories as of December 31, 2007:

	December 31, 2007
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
Therapeutic Category

Contraception	$383,427	$70,594	$312,833	18
Antibiotics, antiviral & anti-infectives	233,860	34,661	199,199	10
Cardiovascular	228,205	34,761	193,444	10
Psychotherapeutics	185,978	25,003	160,975	12
Other (1)	424,878	53,114	371,764	10
Total product rights	$1,456,348	$218,133	$1,238,215

(1)	Other includes numerous therapeutic categories, none of which exceeds 10% of the aggregate net book value of product rights.
(10) Accrued Liabilities
     Accrued liabilities consist of the following:

	December 31,	December 31,
	2007	2006
Payroll, taxes & benefits	$60,569	$53,304
Profit splits due to third parties	40,550	23,505
Legal contingencies	30,256	—
Restructuring	23,007	24,600
Taxes	13,486	21,971
Medicaid obligations	12,938	16,069
Managed care rebates	6,482	8,288
Interest	4,377	29,979
Cash settled share based compensation	—	14,679
Derivatives — Interest swaps	17,316	—
Other	81,113	79,007

Total accrued liabilities	$290,094	$271,402

(11) Debt
     A summary of debt is as follows:

	December 31,	December 31,
	2007	2006
Credit facilities (a)	$1,800,000	$2,415,703
Note due to WCC shareholders (b)	6,500	6,500
Obligation under capital leases (c)	2,488	2,819
Fixed rate bonds (d)	112,902	101,780
Dual-currency syndicated credit facility (e)	24,035	86,287
Euro commercial paper program (f)	78,217	26,334
Dual-currency term loan facility (g)	25,000	25,000
Multi-currency revolving credit facility (h)	28,760	13,167
Other	1,855	79

	2,079,757	2,677,669
Less: current installments of debt and capital lease obligations	298,065	742,192

Total long-term debt	$1,781,692	$1,935,477

(a)	In connection with the closing of the PLIVA acquisition, on October 24, 2006, the Company entered into unsecured senior credit facilities (the “Credit Facilities”) and drew $2,000,000 under a five-year term facility and $415,703 under a 364-day term facility, both of which bear interest at variable rates of LIBOR plus 75 basis points (5.58% at December 31, 2007). The Company is obligated to repay the outstanding principal amount of the five-year term facility in 18 consecutive quarterly installments of $50,000, with the first payment having been made on March 30, 2007, with the balance of $1,100,000 due at maturity in October 2011. The five-year term facility had an outstanding principal balance of $1,800,000 at December 31, 2007. The 364-day term facility was repaid it in full during 2007. The Credit Facilities include customary covenants, including financial covenants limiting the total indebtedness of the Company on a consolidated basis.

(b)	In February 2004, the Company acquired all of the outstanding shares of Women’s Capital Corporation (“WCC”). In connection with that acquisition, the Company issued a four-year, $6,500 promissory note to WCC’s former shareholders. The note bears a fixed interest rate of 2%. The entire principal amount and all accrued interest was due and paid in full on February 25, 2008.

(c)	The Company has certain capital lease obligations for machinery, equipment and buildings in the United States and the Czech Republic.
     The Company’s debt includes the following liabilities incurred by PLIVA. Debt incurred prior to the acquisition on October 24, 2006 was recorded at fair value based on the prevailing market prices on the acquisition date, pursuant to the provisions of SFAS 141 (Euro to U.S. dollar equivalents are based on the exchange rate in effect at December 31, 2007):

(d)	In May 2004, PLIVA issued Euro denominated fixed rate bonds with a face value of EUR 75,000 ($110,197). The bonds mature in 2011 and bear interest at 5.75%, payable semiannually. At the time of the PLIVA acquisition, the aggregate fair value of the bonds was EUR 77,478 ($113,838). The premium over face value of EUR 2,478 ($3,641) is being amortized over the remaining life of the bonds. The amortization for the year ended December 31, 2007 was EUR 538 ($790). The facility includes customary covenants.

(e)	On October 28, 2004, PLIVA entered into a dual-currency syndicated term loan facility pursuant to which the lenders agreed to provide the borrowers up to $250,000, available to be drawn in either US dollars or Euros. The facility has a five-year term and bears interest at a variable rate based on LIBOR or Euribor plus 70 basis points. At December 31, 2007, there was $19,760 outstanding with an effective interest rate of 5.6000% and EUR 2,910 ($4,275) outstanding with an effective interest rate of 5.2900%. The facility includes customary covenants.

(f)	In December 1998, PLIVA initiated, and in June 2003 updated, a commercial paper program that provides for an aggregate amount of Euro denominated financing not to exceed EUR 250,000 ($367,323) and bears interest at a variable interest rate. As of December 31, 2007, there was EUR 54,666 ($78,217) outstanding at an effective interest rate of 6.2650%.

(g)	September 9, 2006, PLIVA entered into a dual currency term loan facility pursuant to which the lender agreed to provide the borrowers up to $25,000, available to be drawn in either US dollars or Euros at a variable rate based on LIBOR or Euribor plus a negotiated margin. On September 7, 2007, the facility was amended and extended for an additional two-year term. At December 31, 2007, there was $25,000 outstanding with an effective interest rate of 6.15063%. The facility includes customary covenants.

(h)	In June 2005, PLIVA entered into a EUR 30,000 multi-currency revolving credit facility ($44,079). The facility was maturing on December 31, 2007 and on December 14, 2007 was amended and extended for an additional two-year term. It bears interest at a variable rate based on LIBOR, Euribor or another relevant reference rate plus a negotiated margin. At December 31, 2007, there was EUR 20,000 ($28,760) outstanding with an effective interest rate of 5.739%. The facility includes customary covenants.
     Principal maturities of existing long-term debt and amounts due on capital leases for the period set forth in the table below are as follows:

Twelve Months Ending December 31,	Total
2009	$266,505
2010	200,484
2011	1,310,673
2012	451
2013	414
Thereafter	460

Total principal maturities and amounts due on long term debt and capital obligations	$1,778,987
Premium on fixed rate bond (see (d) above)	2,705

Total long term debt and capital lease obligations	$1,781,692

(12) Accumulated Other Comprehensive Income
     Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income, unrealized gains (losses) on securities classified for SFAS 115 purposes as “available for sale”, unrealized gains (losses) on pension and other post employment benefits and foreign currency translation adjustments.
     Accumulated other comprehensive income, as reflected on the balance sheet consists of the following:

	December 31,	December 31,
	2007	2006
Beginning Balance	$76,600	$(377)
Cumulative unrealized gain (loss) on marketable securities, net of tax benefit of $108	744	105
Cumulative net (loss) on derivative financial instruments designated as cash flow hedges, net of tax benefit of $6,448	(10,868)	—
Cumulative net unrealized gain on pension and other post employment benefits, net of tax of $304	667	22
Cumulative net unrealized gain on currency translation adjustments	210,730	76,850

Net unrecognized gain (loss)	201,273	76,977

Accumulated other comprehensive income	$277,873	$76,600

(13) Related-party Transactions
Dr. Bernard C. Sherman and Jack M. Kay
     The Company purchases bulk pharmaceutical materials and sells certain pharmaceutical products and bulk pharmaceutical materials to companies owned or controlled by Dr. Bernard C. Sherman. Dr. Sherman was a member of the Company’s Board of Directors until October 24, 2002 and is the principal stockholder of Sherman Delaware, Inc., which owned approximately 5% of the Company’s outstanding common stock at December 31, 2007.
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
     In August 2007, upon approval from the Therapeutic Products Directorate of Health Canada, the Company received the first approval of a generic oral contraceptive for Canadian consumers. Under the terms of an agreement with Apotex, the Company will manufacture the product, Portia, and Apotex will market and sell the product in Canada. Apotex will pay the Company a royalty from those sales.
     In connection with the PLIVA acquisition, the FTC required Barr and PLIVA, as a condition to approving the acquisition, to divest certain products that the FTC viewed as overlapping and potentially anti-competitive if held within the combined company. Following this directive, the Company sold two of its products to Apotex, Inc. for $5,200.
     The table below sets forth information regarding transactions with companies owned or controlled by Dr. Sherman.

			Six-Months
	Year Ended		Ended
	December 31,	Transition	December 31,	Year Ended June 30,
	2007	Period	2005	2006	2005
			(unaudited)
Purchases from the Sherman Companies	$5,732	$3,916	$1,634	$4,931	$5,575

Sales to the Sherman Companies	$20,912	$6,915	$6,774	$15,802	$10,149

Recovery of shared litigation costs included in operating expenses	$665	$—	$—	$13	$77

Profit split (income) expense charged to cost of goods	$(1,239)	$(283)	$(333)	$(586)	$1,027

Alliance revenue	$666	$238	$349	$557	$216

     One member of the Company’s Board of Directors is a partner at a law firm utilized by the Company for certain patent and litigation services. Expenses related to these services were $ 0, $59, $346, $1,026 and $124 for the year ended December 31, 2007, the six-months ended December 31, 2006 and 2005 (unaudited), and the fiscal years ended June 30, 2006 and 2005, respectively. As of December 31, 2007 and 2006, amounts owed to the law firm totaled approximately $0 and $0, respectively.
     The Company has an equity investment in Medika d.d. and sells products to Medika primarily through its Generics segment. The following transactions were carried out with Medika d.d. for the twelve months ended December 31, 2007 and for the period from October 25, 2006 to December 31, 2006:

	Year Ended
	December 31,	Transition
Medika d.d.	2007	Period
Sales of goods and services:	$44,470	$6,532
Year-end receivables:	$25,899	$27,079
Purchases of goods and services:	$15	$5
Year-end liabilities:	$—	$1
(14) Income Taxes
     A summary of the components of income tax expense is as follows:

	Year End		Six-Months Ended
	December 31,	Transition	December 31,	Year Ended June 30,
	2007	Period	2005	2006	2005
			(unaudited)
Current:
Federal	$107,792	$63,000	$64,859	$135,362	$101,355
State	10,990	7,090	9,609	16,370	6,482
Foreign	17,202	(241)	—	—	—

	$135,984	$69,849	$74,468	$151,732	$107,837

Deferred:
Federal	$(9,863)	$(17,226)	$24,389	$30,780	$4,441
State	1,173	(1,531)	2,650	3,959	2,610
Foreign	(62,748)	(16,462)	—	—	—

	(71,438)	(35,219)	27,039	34,739	7,051

Total	$64,546	$34,630	$101,507	$186,471	$114,888

     The provision for income taxes differs from amounts computed by applying the statutory federal income tax rate to earnings before income taxes due to the following:

	Year Ended		Six-Months Ended
	December 31,	Transition	December 31,	Fiscal Year Ended June 30,
	2007	Period	2005	2006	2005
			(unaudited)
Federal income taxes at statutory rate	$72,743	$(106,498)	$97,872	$183,032	$115,457
State income taxes, net of federal income tax effect	7,922	3,369	7,968	14,099	9,092
Tax credits	(5,500)	(5,500)	(2,000)	(2,778)	(6,900)
Foreign tax rate differential	(3,372)	139,394	—	—	—
Domestic Manufacturers Deduction (IRC Section 199)	(3,840)	(1,110)	(1,957)	(3,661)	—
Tax-exempt income	(7,501)	(3,465)	(2,954)	(5,654)	(3,771)
Change in valuation allowance	—	5,353	—	—	—
Other, net	4,094	3,087	2,578	1,433	1,010

Total	$64,546	$34,630	$101,507	$186,471	$114,888

     During the three months ended September 30, 2007, the German government enacted new tax legislation reducing the statutory corporate tax rate from 39% to 30%, effective January 1, 2008. The change, included in the foreign tax rate differential, reduced the Company’s deferred tax liability and income tax provision by approximately $9,575 during the September quarter.
     Included in the Transition Period foreign tax rate differential is $80,624 related to the non-cash charge for the write-off of foreign in-process research and development arising from the acquisition of PLIVA.
     In accordance with APB 23, incremental taxes have not been provided on undistributed earnings of our international subsidiaries as it is our intention to permanently reinvest these earnings in the respective businesses. At December 31, 2007, the Company has not provided for U.S. or foreign income or withholding taxes that may be imposed on a distribution of such earnings. The amount of unremitted earnings and unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries is not practicable to estimate.
     The temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	December 31,	December 31,
	2007	2006
Deferred tax assets:
Net operating losses	$99,161	$70,386
Receivable reserves	39,155	47,189
Inventory	18,422	2,420
Warrants issued	12,250	13,997
Deferred revenue	24,024	14,043
Stock compensation	16,747	9,400
Investments	6,556	184
Restructuring reserve	7,671	9,408
Other	21,426	25,101

Total deferred tax assets	245,412	192,128

Deferred tax liabilities:
Plant and equipment	(69,374)	(61,784)
Intangibles/goodwill	(213,249)	(200,002)
Other	(4,205)	(4,444)

Total deferred tax liabilities	(286,828)	(266,230)
Less valuation allowance	(39,623)	(34,954)

Net deferred tax liability	$(81,039)	$(109,056)

     At December 31, 2007, the Company had cumulative regular U.S., state and foreign net operating loss carryforwards of approximately $51,456, $161,493 and $273,875, respectively, which will expire in the years 2009 to 2025. At December 31, 2006, as a result of certain acquisitions, the Company had cumulative regular U.S., state and foreign net operating loss carryforwards of approximately $94,209, $163,281 and $133,944, respectively, which will expire in the years 2007 to 2025. There is an annual limitation on the utilization of the U.S. net operating loss carryforward, which is calculated under Internal Revenue Code Section 382.
     The Company has established a valuation allowance to reduce the deferred tax asset recorded for certain net operating loss carryforwards because, based on available evidence, it is more-likely-than-not that the deferred tax asset will not be realized. The valuation allowance will be reduced when the Company determines that the deferred income tax assets are more likely than not to be realized. In 2007, the Company increased the valuation allowance by $4,669, net of decreases, primarily due to an increase in foreign deferred tax assets (principally net operating losses where realization is not more-likely-than-not) that was partially offset by a revaluation of domestic deferred tax assets, including net operating losses, of which $6,400 reduced goodwill. In 2006, in conjunction with the acquisition of PLIVA, the Company added $34,193 to the valuation allowance, primarily related to net operating loss carryforwards in various jurisdictions. Any portion of this valuation allowance for such deferred tax assets that are subsequently recognized will be allocated to reduce goodwill or other intangible assets.
     In June 2006, the FASB issued FIN No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement 109. FIN 48 establishes a single model to address accounting for uncertain tax positions. On January 1, 2007, the Company adopted FIN 48 and, as a result, recorded a $4,500 increase in its net liability for unrecognized tax positions. The entire increase was recorded as an adjustment to the opening balance of goodwill relating to the PLIVA acquisition. The total amount of gross unrecognized tax benefits was $25,000 as of

January 1, 2007, and $25,700 as of December 31, 2007. Included in the balance at December 31, 2007 was $15,400 of tax positions that, if recognized, would positively affect the Company’s effective tax rate. The Company does not believe that the amount of the liability for unrecognized tax benefits will materially change during the next 52-week period.
     Upon adoption of FIN 48, the Company elected an accounting policy to classify accrued interest and related penalties relating to unrecognized tax benefits in interest expense. Previously, the Company’s policy was to classify interest and penalties in its income tax provision. The Company had $2,300 accrued for interest and penalties at December 31, 2007.
     Listed below is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2007:

Balance at January 1, 2007	$25,000
Additions based on tax positions related to current year	5,207
Additions for tax positions of prior years	2,452
Reductions for tax positions of prior years	(1,245)
Settlements	(6,254)
Increase/(decrease) related to foreign currency	540

Balance at December 31, 2007	$25,700

     The Company is currently being examined by the IRS for its December 31, 2006 and subsequent tax years. Prior periods have either been examined or are no longer subject to examination. Examinations in several state jurisdictions are currently in progress for tax years 2004 to 2006. The foreign jurisdictions with significant operations currently being examined are Croatia for 2004 and 2005 (tax years that remain subject to examination are 2003 and 2006) and Czech Republic for 2003 to 2005 (tax year that remains subject to examination is 2006). Although the Company’s operations in Germany, Poland and Hungary are not currently being examined, the tax years that remain subject to examination in Germany are 2004-2006, in Poland 2001-2006 and in Hungary 2002-2006.
(15) Stock-Based Compensation
     The Company adopted SFAS 123(R), effective July 1, 2005. SFAS 123(R) requires the recognition of the fair value of stock-based compensation in net earnings. The Company has four stock-based employee compensation plans, two stock-based non-employee director compensation plans and an employee stock purchase plan. Stock-based awards granted to date consist of stock options, stock-settled stock appreciation rights and the employee stock purchase plan. Stock options and stock-settled stock appreciation rights are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally, stock options and stock appreciation rights granted to employees fully vest ratably over the three years from the grant date and have a term of 10 years. Annual stock options granted to directors generally become exercisable on the date of the first annual shareholders’ meeting immediately following the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. The Company has issued and expects to continue to issue, new registered shares under Registration Statements on Form S-8 to satisfy option and stock appreciation right exercises.
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
     Prior to July 1, 2005, the Company accounted for these plans under the intrinsic value method described in APB Opinion 25 and related interpretations. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net earnings because the exercise price of its stock options equaled the market price of the underlying stock on the measurement date.
     The Company recognized stock-based compensation expense for the year ended December 31, 2007 in the amount of $27,750. The Company also recorded related tax benefits for the year ended December 31, 2007 in the amount of $9,334. The effect on net income from recognizing stock-based compensation for the year ended December 31, 2007 was $18,416 or $0.17 per basic and diluted share.
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
     The Company recognized stock-based compensation expense for the six months ended December 31, 2005 (unaudited) in the amount of $13,894, and recorded tax related benefits during the same period in the amount of $3,383. The effect on net income from recognizing stock-based compensation for the six-months ended December 31, 2006 was $10,511, or $0.10 per basic share and diluted share.
     The Company recognized stock-based compensation expense for fiscal 2006 in the amount of $27,092, and recorded related tax benefits during the same period in the amount of $7,320. The effect on net income from recognizing stock-based compensation for fiscal 2006 was $19,772, or $0.19 per basic share and $0.18 per diluted share.
     SFAS 123(R) requires the Company to present pro-forma information for periods prior to the adoption as if it had accounted for all stock-based compensation under the fair value method of that statement. For purposes of pro- forma disclosure, the estimated fair value of the awards at the date of grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to its stock-based employee compensation for the period indicated:

Fiscal
Year Ended
(in thousands, expect per share data)	June 30, 2005
Net earnings, as reported	$214,988
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	20,178

Pro-forma net earnings	$194,810

Earnings per share:
Basic — as reported	$2.08

Basic — pro-forma	$1.89

Diluted — as reported	$2.03

Diluted — pro-forma	$1.84

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

	Year ended		Fiscal Years Ended
	December 31,	Transition	June 30,
	2007	Period	2006	2005
Average expected term (years)	4.0	5.0	5.0	3.3
Weighted average risk-free interest rate	4.39%	5.09%	3.76%	2.40%
Dividend yield	0%	0%	0%	0%
Volatility	26.40%	32.12%	36.85%	48.22%
Weighted average grant date fair value	$14.49	$18.17	$18.57	$12.90
     As of December 31, 2007, the aggregate intrinsic value of awards outstanding and exercisable was $109,096 and $98,263, respectively. As of December 31, 2006, the aggregate intrinsic value of awards outstanding and exercisable was $123,479 and $107,399, respectively. As of December 31, 2005 (unaudited), the aggregate intrinsic value of awards outstanding and exercisable was $164,390 and $130,702. In addition, the aggregate intrinsic value of awards exercised during the year ended December 31, 2007 were $33,306, during the six-month period ended December 31, 2006 and 2005 (unaudited) were $6,573 and $67,216, respectively, and for the fiscal years ended June 30, 2006 and 2005 were $99,304 and $29,961, respectively. The total remaining unrecognized compensation cost related to unvested awards amounted to $38,713 at December 31, 2007 and is expected to be recognized over the next three years. The weighted average remaining requisite service period of the unvested awards was 22 months. The following is a summary of the total fair value of awards that vested during the periods set forth below:

Period	Vested Awards
Year ended December 31, 2007	$29,317
Six-month period ended December 31, 2006	$26,229
Six-month period ended December 31, 2005 (unaudited)	$23,922
Fiscal year ended June 30, 2006	$24,732
Fiscal year ended June 30, 2005	$22,647
  Employee Stock Compensation Plans
     The Company has four employee stock compensation plans: the Barr Pharmaceuticals, Inc. 2007 Stock and Incentive Award Plan (the “2007 Stock Plan”); the Barr Pharmaceuticals, Inc. 2002 Stock and Incentive Award Plan (the “2002 Stock Plan”); the Barr Pharmaceuticals, Inc. 1993 Stock Incentive Plan (the “1993 Stock Plan”); and the Barr Pharmaceuticals Inc. 1986 Option Plan (the “1986 Option Plan”), which were approved by the shareholders and which authorize the granting of options to officers and employees to purchase the Company’s common stock. These plans also authorize the granting of other awards based on Company common stock to officers and employees, including but not limited to stock appreciation rights, unrestricted stock, restricted stock, performance unit and performance share awards. On May 17, 2007, all shares available for grant under the 2002 Stock Plan were transferred to the 2007 Stock Plan and all subsequent grants have been made under the 2007 Stock Plan. On February 20, 2003, all shares available for grant in the 1993 Stock Plan were transferred to the 2002 Stock Plan and all subsequent grants were made under the 2002 Stock Plan until May 17, 2007. Effective June 30, 1996, options were no longer granted under the 1986 Option Plan. For the twelve months ended December 31, 2007, the six months ended December 31, 2006 and 2005 (unaudited) and fiscal 2006 and 2005, there were no options that expired under the 1986 Option Plan.
     Until fiscal 2006, all awards granted under the 1993 Stock Plan and the 2002 Stock Plan were either non-qualified stock options (“NQSOs”) or tax-qualified incentive stock options (“ISOs”). All options outstanding on October 24, 2001 became fully exercisable upon completion of the Duramed merger. Options granted after October 24, 2001 become fully exercisable over periods as short as one year and as long as five years from the date of grant, provided there is no interruption of the optionee’s employment, and subject to acceleration of exercisability in the event of the death of the optionee or a change in control as defined in the plan under which the options were granted. Options granted to date under the 1993 Stock Plan, the 2002 Stock Plan and the 2007 Stock Plan expire ten years after the date of grant except in case of earlier termination of employment, in which case the options generally expire on such termination or within defined periods of up to one year thereafter, depending on the circumstances of such termination, but in no event more than ten years after the date of grant.
     During fiscal 2006, the Company began to grant employees stock-settled stock appreciation rights (“SSARs”) rather than stock options, and to grant certain employees tax-qualified incentive stock options (“ISOs”) in tandem with alternative stock-settled SARs (“Tandem ISOs/SSARs”). Each Tandem ISO/SAR gives the employee the right to either exercise the ISO with respect to one share of stock or exercise the SSAR with respect to one share of stock, but not both. Employees must pay the option exercise price in order to exercise an ISO, but they do not pay any exercise price in order to exercise a SSAR. Upon exercise of a SSAR, the employee receives the appreciation on one share of Company common stock between the date of grant of the SSAR and the date of exercise of the SSAR. The appreciation is paid in the form of Company common stock valued at fair market value on the date of the SSAR exercise. Upon exercise of a stock option the Company receives proceeds equal to the exercise price per share for each option exercised. In contrast, the Company does not receive cash proceeds when a SSAR is exercised.
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
     As a result of the acquisition on October 24, 2006 of PLIVA, the employee base of the Company expanded more than four-fold to over 8,900 employees. Consistent with the Company’s intent to continue to make use of equity-based incentives to attract, retain and motivate qualified employees and officers for the Company and its affiliates, the Company’s stockholders approved the 2007 Stock Plan to provide for the issuance of up to an additional 5,500,000 shares of Common Stock.
     A summary of the option activity under the Company’s employee stock compensation plans as of December 31, 2007, and changes during the year then ended, the changes during the six-month period ended December 31, 2006 and the year ended June 30, 2006 is presented below:

			Weighted-
			Average
	Number of	Weighted-	Remaining	Aggregate
	Option/SARs	Average	Contractual	Intrinsic
	Awards	Exercise Price	Life	Value
Outstanding at June 30, 2005	8,221,058	$28.96
Granted	1,620,000	48.04
Forfeited	(138,019)	42.59
Exercised	(2,710,082)	22.21

Outstanding at June 30, 2006	6,992,957	$35.72	6.82	$87,667
Granted	1,601,500	48.81
Forfeited	(152,093)	43.11
Exercised	(241,761)	31.44

Outstanding at December 31, 2006	8,200,603	$38.27	6.94	$109,767
Granted	1,666,550	51.53
Forfeited	(357,728)	48.54
Exercised	(1,057,377)	28.42

Outstanding at December 31, 2007	8,452,048	$41.73	6.76	$100,561

Available for grant (25,567,188 authorized)	5,813,802
Exercisable as of December 31, 2007	5,412,715	$36.88	5.59	$89,729

Non-vested as of December 31, 2007	3,039,333	$50.37		$10,832

Expected to vest as of December 31, 2007	8,257,651	$36.88		$98,248

     Available for grant and authorized amounts are for the 2007 Stock Plan only, because as of May 17, 2007 employee stock options are no longer granted under the 2002 Stock Plan or any plan other than the 2007 Stock Plan.
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
     A summary of the option activity under the Company’s stock option plans for non-employee directors as of December 31, 2007, and changes during the year then ended, the changes during the six-month period ended December 31, 2006 and the year ended June 30, 2006 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
Outstanding at June 30, 2006	630,021	$25.68
Granted	60,000	57.35
Forfeited	—	—
Exercised	(37,368)	12.40

Outstanding at June 30, 2006	652,653	$29.35	5.21	$12,816
Granted	50,000	48.84
Forfeited	—	—
Exercised	(32,968)	5.11

Outstanding at December 31, 2006	669,685	$32.00	5.33	$13,410
Granted	25,000	54.25
Forfeited	(10,000)	57.35
Exercised	(187,498)	19.49

Outstanding at December 31, 2007	497,187	$37.33	5.42	$8,214

Available for Grant (2,798,438 authorized)	781,469
Exercisable at December 31, 2007	472,187	$36.43	5.21	$8,214

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
     For the period from January 1, 2007 to December 31, 2007, the Company did not recognize any expense for stock-based compensation under these PLIVA plans as all remaining unrecognized expense of stock-based awards was accelerated at the change of control date at which time the stock appreciation rights and options became fully vested. There were no additional grants during this period nor were any previous grants modified. As of December 31, 2007, there were no outstanding stock options under this plan.

Employee Stock Purchase Plan
     In accordance with the Company’s 1993 Employee Stock Purchase Plan (the “Purchase Plan”) employees are offered an inducement to acquire an ownership interest in the Company. The Purchase Plan permits eligible employees to purchase, through regular payroll deductions, an aggregate of 1,518,750 shares of common stock. Shares are offered for purchase under the Purchase Plan in offering periods generally of six months’ duration, at a purchase price equal to 85% of the fair market value of such shares at the beginning of the offering period or at the end of the offering period, whichever is lower. In November 2005, the Board of Directors adopted an amendment to the Purchase Plan to increase the number of shares by 1,000,000 bringing the aggregate number of shares of Common Stock, which may be purchased by employees under the Purchase Plan to 2,518,750. Under the Purchase Plan, 119,950 shares of common stock were purchased during the year ended December 31, 2007, 53,744 shares of common stock were purchased during the six-months ended December 31, 2006, and 98,075 and 159,620 shares of common stock were purchased during the years ended June 30, 2006 and 2005, respectively.
     Warrants
     During 1999, in conjunction with an amendment to a financing agreement, the Company granted to a bank warrants to purchase 63,410 shares of the Company’s common stock at an exercise price of $22.19. These warrants vested immediately. In December 1999, the financing agreement was amended to reset the exercise price of 50% of the warrants to $15.62 per share. During 2000, based on an antidilutive clause in the agreement, the number of warrants was adjusted to 66,340. The price of 33,426 warrants was adjusted to $21.05 and the remaining 32,918 warrants were repriced to $15.03. In November 2001 and January 2002 a total of 57,294 of the warrants were exercised. As of December 31, 2007, warrants for 9,046 shares were outstanding and remain exercisable until July 2009.
(16) Savings and Retirement
     The Company provides a number of defined contribution plans to its employees. Additionally, in connection with the acquisition of PLIVA, the Company assumed and maintains certain pension and other post employment benefit plans, which include defined pension benefit obligations of $12,081 and other post employment benefit obligations of $822. Both plans were unfunded at the time of acquisition.
     Defined Benefit Pension Plan and Other Post Employment Benefits
     The Company has a defined benefit plan in Germany and a benefit plan for disability and other post employment benefits in Poland. Eligibility for participation in these plans is based on completion of a specified period of continuous service or date of hire. Benefits are generally based on the employees’ years of credited service and average compensation in the years preceding retirement. The defined benefit plan and other post employment benefit plans were unfunded at December 31, 2007 and 2006. The Company recognizes the funded status of each defined benefit plan and other post-retirement plans on the balance sheet. The measurement date for the Company’s pension plan is December 31.

     Of the total $12,903 recorded as unfunded pension and post employment liability at December 31, 2007, $162 is current and $12,741 is non-current. The Company has recorded a deferred tax asset of $304 relating to the $1,012 balance held in accumulated other comprehensive income.
     Net defined benefit plan gains currently included in accumulated other comprehensive income of $0 are expected to be recognized as a component of net periodic benefit cost during 2008.
     The Company recognized the following amounts for its defined benefit pension plan and post employment benefits on the December 31, 2007 and 2006 balance sheet:

	Year Ended		Transition
	December 31, 2007		Period
		Post		Post
	Pension	Employment	Pension	Employment
Changes in benefit obligations:	Benefits	Benefits	Benefits	Benefits
Benefit obligations at beginning of year	$11,101	$552	$—	$—
Benefit obligations assumed from PLIVA	—	—	10,517	518
Service costs	235	38	42	6
Interest cost	518	30	92	3
Actuarial gains	(905)	72	(33)	—
Benefits paid	(208)	—	(49)	(5)
Exchange rate changes	1,265	122	508	30
Deferred compensation	75	8	24	—

Benefit obligations at end of year	$12,081	$822	$11,101	$552

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status of the plan at end of year	$(12,081)	$(822)	$(11,101)	$(552)

Amounts recognized in accumulated other comprenhesive income (loss) consists of:
Net gain	$(1,012)	$—	$(33)	$—
Total amount recognized	$(1,012)	$—	$(33)	$—

Plans with underfunded or non-funded accumulated benefit obligation:
Projected benefit obligation	$12,081	$822	$11,101	$552
Accumulated benefit obligation	$12,081	$822	$11,101	$552
     Components of Net Periodic Benefit Expense
     The net periodic benefit expense during the year ended December 31, 2007 and the six-month period ended December 31, 2006 consists of the following components:

	Year Ended		Transition
	December 31, 2007		Period
		Post		Post
	Pension	Employment	Pension	Employment
	Benefits	Benefits	Benefits	Benefits
Service cost	$235	$38	$42	$6
Interest cost on benefit obligations	518	30	92	3

Subtotal	753	68	134	9
Deferred compensation	75	8	24	—

Total net periodic benefit cost	$828	$76	$158	$9

     Key Assumptions
     The principal actuarial weighted average assumptions used to determine net periodic benefit cost during the year ended December 31, 2007 and the six-month period ended December 31, 2006 are as follows:

	Year Ended		Transition
	December 31, 2007		Period
		Post		Post
	Pension	Employment	Pension	Employment
	Benefits	Benefits	Benefits	Benefits
Discount rate	5.25%	5.5%	4.50%	4.98/3.76%
Future salary increase	2.75%	N/A	2.75%	N/A
Future pension increase	2.00%	N/A	1.25%	N/A
     Discount rates are based on the market yields of high-quality corporate bonds in the respective country.
     Benefit Payments
     The expected future cash flows to be paid by the Company in respect to the defined benefit pension plan and post-employment plans at December 31, 2007 were as follows.

Expected Future	Pension	Employment
Benefit Payments	Benefits	Benefits
2008	$345	$163
2009	359	55
2010	479	81
2011	486	43
2012	494	30
2013-17	2,773	555
     The expected contribution to the defined benefit pension plan and post-employment plans for 2008 is $345, equal to the expected benefit payments as both plans are unfunded.
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
     In the United States the Company has a savings and retirement plan (the “401(k) Plan”) which is intended to qualify under Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the 401(k) Plan on the first of the month following their date of hire. Participating employees may contribute up to a maximum of 60% of their pre-tax earnings, subject to applicable Internal Revenue Code limits, including an annual limit on pre-tax contributions of $15,500 in 2007 ($20,500 in the case of participants age 50 or above). The Company is required, pursuant to the terms of its collective bargaining agreement, to provide to union employees covered by such agreements a minimum matching contribution of 100% of the first 2% of pre or post tax employee contributions to the 401(k) Plan. The Company may, at its discretion, make matching employer contributions equal to a percentage of the amount contributed by an employee to the 401(k) Plan up to a 10% maximum of such employee’s compensation. For the year ended December 31, 2007, the six-month period ended December 31, 2006 and 2005 (unaudited), and fiscal years ended June 30, 2006 and 2005, the Company chose to make matching employer contributions of 100% of the first 10% of pre or post tax employee contributions to the 401(k) Plan (pre-tax “catch-up” contributions available to participants age 50 and above were not matched). Participants are always fully vested with respect to their own contributions and any investment return thereon. Participants become fully vested in the Company’s contributions and related earnings at 20% each full year of employment until 100% vested after five full years of employment.
     The Company’s contributions to the 401(k) Plans and other defined contribution plans were $11,188 for the year ended December 31, 2007, $5,260 and $4,102 for the six-month period ended December 31, 2006 and 2005 (unaudited), respectively, and $9,089 and $7,650 for the fiscal years ended June 30, 2006 and 2005, respectively.
     The Company has a non-qualified plan (“Excess Plan”) that enables certain executives whose contributions to the 401(k) Plan are limited by the Internal Revenue Code to defer amounts under the Excess Plan that they are unable to contribute to the 401(k) Plan as a result of the Internal Revenue Code limits. The Company credits the executives with the matching employer contributions they would have received under the 401(k) Plan if the Internal Revenue Code limits did not prevent them from contributing the amounts deferred under the Excess Plan to the 401(k) Plan. As of December 31, 2007 and 2006, the Company had an asset and matching liability for the Excess Plan of $10,653 and $9,565, respectively. The Company made contributions of $675, $636, $561, $667 and $556 during the year ended December 31, 2007, the six-month period ended December 31, 2006 and 2005 (unaudited), and fiscal years ended June 30, 2006 and 2005, respectively.
     In October 2003, the Board of Directors approved the Barr Pharmaceuticals, Inc. Non-Qualified Deferred Compensation Plan (the “Plan”). The Plan provides for executives whose contributions to the 401(k) Plan are limited by the Internal Revenue Code with the opportunity to defer, in whole or in part, the portion of their salary or bonus for a particular calendar year that they are unable to defer through the 401(k) Plan or the Excess Plan. As of December 31, 2007 and 2006, the Company had an asset and matching liability for the Plan of $1,106 and $728, respectively. The Company made contributions of $13, $14, $15, $15 and $15 during the year ended December 31, 2007, the six-month period ended December 31, 2006 and 2005 (unaudited), and fiscal years ended June 30, 2006 and 2005, respectively.

(17) Other Income (Expense), net
     A summary of other income (expense), net is as follows:

	Year Ended		Six-Months Ended
	December 31,	Transition	December 31,	Year Ended June 30,
	2007	Period	2005	2006	2005
			(unaudited)
Net foreign exchange gain	$10,618	$2,943	$—	$—	$—
Distribution upon insurance termination	3,219	—	—	—	—
Gain (loss) in venture funds	1,178	(384)	(283)	5,223	(796)
Proceeds from insurance settlement	—	—	—	—	4,600
Gain on treasury lock derivatives	3,515	(75,554)	—	10,300	—
Other income (expense)	2,183	51	(310)	1,645	59

Total other income (expense), net	$20,713	$(72,944)	$(593)	$17,168	$3,863

     During the six-month period ended December 31, 2006, the Company sold a currency option, which it had previously purchased to hedge its foreign exchange risk related to its acquisition of PLIVA, in a series of transactions for an aggregate amount of $12,554 in cash, resulting in a loss of $46,646 recorded as other expense. Also during the six-month period ended December 31, 2006, the Company entered into forward exchange contracts in order to hedge its foreign exchange risk related to the PLIVA transaction, and to secure the necessary currency needed to finalize the PLIVA transaction. These contracts were settled and are no longer outstanding. A loss of $22,695 was recorded as other expense.
(18) Restructuring Charges
     Management’s plans for the restructuring of the Company’s operations as a result of its acquisition of PLIVA are completed. As of December 31, 2007, certain elements of the plan have been recorded as a cost of the acquisition.
     Through December 31, 2007, the Company has recorded restructuring costs primarily associated with severance costs and the costs of vacating certain duplicative PLIVA facilities in the U.S. Certain of these costs were recognized as liabilities assumed in the acquisition. The components of the restructuring costs capitalized as a cost of the acquisition are as follows and are included in the generic pharmaceuticals segment:

	December 31,			December 31,
	2006	Payments	Additions	2007
Involuntary termination of PLIVA employees	$8,277	$7,266	$328	$1,339
Lease termination costs	10,201	177	—	10,024

	$18,478	$7,443	$328	$11,363

     Lease termination costs represent costs incurred to exit duplicative activities of PLIVA. Severance includes accrued severance benefits and costs associated with change-in-control provisions of certain PLIVA employment contracts.
     In addition, in connection with its restructuring of PLIVA’s U.S. operations, the Company incurred $8,237 of severance and retention bonus expense in the year ended December 31, 2007. Cost of sales and selling, general and administrative were charged $7,005 and $1,232, respectively, for these expenses.

(19) Commitments and Contingencies
Leases
     The Company is party to various leases that relate to the rental of office facilities and equipment. The Company believes it will be able to extend its material leases, if necessary. The table below shows the future minimum rental payments, exclusive of taxes, insurance and other costs under non-cancelable long-term lease commitments as of December 31, 2007:

	Years Ended December 31,
	2008	2009	2010	2011	2012	Thereafter
Operating leases	$16,994	$15,094	$13,579	$11,830	$10,651	$34,352
Capital leases	910	622	266	260	267	163

Minimum lease payments	$17,904	$15,716	$13,845	$12,090	$10,918	$34,515

     Rent expense was $17,889 for the year ended December 31, 2007, $4,266 and $1,686 for the six-months ended December 31, 2006 and 2005 (unaudited), respectively, and $3,698 and $4,305 for the fiscal years ended June 30, 2006 and 2005, respectively.
     Capital commitments
     The purchase obligations for property, plant and equipment, inventory and intangible assets as contracted with suppliers but not delivered at December 31, 2007 are approximately $122,800.
Investment in Venture Funds
     During the second quarter of fiscal 2004, the Company made investments, as a limited partner, in two separate venture capital funds as part of its continuing efforts to identify new products, technologies and licensing opportunities. The Company has committed up to a total of $15,000 for each of these funds over five- and 10-year periods, as defined by each fund. During the year ended December 31, 2007, the Company made an additional investment of $1,500 into these funds. During the six-months ended December 31, 2006 the Company did not make any additional investments in these funds. As of June 30, 2006 and June 30, 2005, the Company had invested $6,550 and $5,941, respectively, in these funds. The Company accounts for these investments using the equity method of accounting.
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
     The Company maintains third-party insurance that provides coverage, a portion of which is subject to specified co-insurance requirements, for the cost of product liability claims arising during the current policy period, which began on October 1, 2007 and ends on September 30, 2008, up to an aggregate amount of $75,000. For claims related to products distributed in North America, the Company has retained liability for the first $25,000 of costs incurred while claims related to products distributed outside of North America are subject to per claim and aggregate retentions of $1,000 and $5,000, respectively.

     In addition to the above programs, the Company also has obtained extended reporting periods under previous policies for certain claims asserted during the current policy period where those claims relate to remote and prior occurrences. The applicable retentions and dates of occurrence under the previous policies vary by policy.
     The Company has been incurring significant legal costs associated with its hormone therapy litigation (see below). To date, the majority of these costs have been covered under an extended reporting period policy that provides up to $30,000 of coverage for defense costs and an additional $30,000 of coverage for defense costs and indemnity payments. As of December 31, 2007, there was approximately $47,000 of combined coverage remaining under these policy limits. Once the coverage from this extended reporting period policy has been exhausted, future legal and settlement costs will be covered by a combination of retained liabilities and other third-party insurance layers.
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
     In September 2001, Barr filed an ANDA for the generic version of Sanofi-Aventis’ Allegra® tablets. Sanofi-Aventis has filed a lawsuit against Barr claiming patent infringement. A trial date for the patent litigation has not been scheduled. In June 2005, the Company entered into an agreement with Teva Pharmaceuticals USA, Inc. which allowed Teva to manufacture and launch Teva’s generic version of Allegra during the Company’s 180-day exclusivity period, in exchange for Teva’s obligation to pay the Company a specified percentage of Teva’s operating profit, as defined, earned on sales of the product. The agreement between Barr and Teva also provides that each company will indemnify the other for a portion of any patent infringement damages they might incur, so that the parties will share any such damage liability in proportion to their respective share of Teva’s operating profit of generic Allegra.
     On September 1, 2005, Teva launched its generic version of Allegra. The Company, in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others recorded a liability of $4,057 to reflect the fair value of the indemnification obligation it has undertaken.
Litigation Settlement
     On October 22, 1999, the Company entered into a settlement agreement with Schein Pharmaceutical, Inc. (now part of Watson Pharmaceuticals, Inc.) relating to a 1992 agreement regarding the pursuit of a generic conjugated estrogens product. Under the terms of the settlement, Schein relinquished any claim to rights in Cenestin in exchange for a payment of $15,000 made to Schein in 1999. An additional $15,000 payment is required under the terms of the settlement if Cenestin achieves total profits, as defined, of greater than $100,000 over any rolling five-year period prior to October 22, 2014. The Company believes that it is probable that this payment will be earned at some point during the next two years, most likely during 2008. As a result, the Company has recorded a contingent liability as of December 31, 2007 in the amount of $13,723, representing an estimated pro-rata amount of the liability incurred as of December 31, 2007.
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
     Many claims involve highly complex issues relating to patent rights, causation, label warnings, scientific evidence and other matters. Often these issues are subject to substantial uncertainties and therefore, the probability of loss and an estimate of the amount of the loss are difficult to determine. The Company’s assessments are based on estimates that it, in consultation with outside advisors, believe are reasonable. Although the Company believes it has substantial defenses in these matters, litigation is inherently unpredictable. Consequently, the Company could in the future incur judgments or enter into settlements that could have a material adverse effect on its results of operations, cash flows or financial condition in a particular period.
     Summarized below are the more significant matters pending to which we are a party. As of December 31, 2007, our reserve for the liability associated with claims or related defense costs for these matters is not material.
     Patent Matters
     Fexofenadine Hydrochloride Suit
     In June 2001, the Company filed an ANDA seeking approval from the FDA to market fexofenadine hydrochloride tablets in 30 mg, 60 mg and 180 mg strengths, the generic equivalent of Sanofi-Aventis’ Allegra tablet products for allergy relief. The Company notified Sanofi-Aventis pursuant to the provisions of the Hatch-Waxman Act and, in September 2001, Sanofi-Aventis filed a patent infringement action in the U.S. District Court for the District of New Jersey — Newark Division, seeking to prevent the Company from marketing this product until after the expiration of various U.S. patents, the last of which is alleged to expire in 2017.
     After the filing of the Company’s ANDA, Sanofi-Aventis listed an additional patent on Allegra in the Orange Book. The Company filed appropriate amendments to its ANDAs to address the newly listed patent and, in November 2002, notified Merrell Pharmaceuticals, Inc., the patent holder, and Sanofi-Aventis pursuant to the provisions of the Hatch-Waxman Act. Sanofi-Aventis filed an amended complaint in November 2002 claiming that the Company’s ANDA infringes the newly listed patent.
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
     On May 8, 2006, Sanofi-Aventis and AMR Technology, Inc. served a Second Amended and Supplemental Complaint based on U.S. Patent Nos. 5,581,011 and 5,750,703 (collectively, “the API patents”), asserting claims against the Company for infringement of the API (active pharmaceutical ingredient) patents based on the sale of the Company’s fexofenadine product and for inducement of infringement of the API patents based on the sale of Teva’s fexofenadine product. On June 22, 2006, the Company answered the complaint, denied the allegations, and asserted counterclaims for declaratory judgment that the asserted patents are invalid and/or not infringed and for damages for violations of the Sherman Act, 15 U.S.C. §§ 1.2.
     On November 14, 2006, Sanofi-Aventis sued the Company and Teva in the U.S. District Court for the Eastern District of Texas, alleging that Teva’s fexofenadine hydrochloride tablets infringe a patent directed to a certain crystal form of fexofenadine hydrochloride, and that the Company induced Teva’s allegedly infringing sales. On November 21, 2006, Sanofi-Aventis filed an amended complaint in the same court, asserting that the Company’s fexofenadine hydrochloride tablets infringe a different patent directed to a different crystal form of fexofenadine hydrochloride. On January 12, 2007, the Company moved to dismiss the suit against Barr Pharmaceuticals, answered the complaint on behalf of Barr Laboratories, denied the allegations against it, and moved to transfer the action to the U.S. District Court for New Jersey. On September 27, 2007, the U.S. District Court for the Eastern District of Texas granted the Company’s motion to transfer the case to the U.S. District for New Jersey and denied Barr Pharmaceutical, Inc.’s motion to dismiss as moot.
     Sanofi-Aventis also has brought a patent infringement suit against Teva in Israel, seeking to have Teva enjoined from manufacturing generic versions of Allegra tablets and seeking damages.
     If the Company and/or Teva are unsuccessful in the Allegra litigation, the Company potentially could be liable for a portion of Sanofi-Aventis’ lost profits on the sale of Allegra, which could potentially exceed the Company’s profits earned from its arrangement with Teva on generic Allegra.
     Product Liability Matters
     Hormone Therapy Litigation
     The Company has been named as a defendant in approximately 5,080 personal injury product liability cases brought against the Company and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of certain estrogen and progestin medications prescribed to treat the symptoms of menopause. The cases against the Company involve our Cenestin products and/or the use of the Company’s medroxyprogesterone acetate product, which typically has been prescribed for use in conjunction with Premarin or other hormone therapy products. All of these products remain approved by the FDA and continue to be marketed and sold to customers. While the Company has been named as a defendant in these cases, fewer than a third of the complaints actually allege the plaintiffs took a product manufactured by the Company, and the Company’s experience to date suggests that, even in these cases, a high percentage of the plaintiffs will be unable to demonstrate actual use of a Company product. For that reason, approximately 4,624 of such cases have been dismissed (leaving approximately 456 pending) and, based on discussions with the Company’s outside counsel, more are expected to be dismissed.
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
     The lawsuits include nine consolidated in California state court, one in Kansas state court, one in Wisconsin state court, one in Florida state court, and two consolidated in New York state court, with the remainder of the actions pending in the U.S. District Court for the Eastern District of New York for coordinated or consolidated pre-trial proceedings (the “MDL Case”). On March 31, 2005, the Court in the MDL Case granted summary judgment in the Company’s favor and dismissed all of the federal actions before it. On June 7, 2005, plaintiffs filed notices of appeal to the U.S. Court of Appeals for the Second Circuit. On November 2, 2007, the Company and the other defendants filed a motion for summary affirmance, based on the Second Circuit’s decision in the Company’s favor in the Tamoxifen antitrust case. On November 7, 2007, the Second Circuit transferred the appeal involving certain parties to the United States Court of Appeals for the Federal Circuit, while retaining jurisdiction over the appeals of the other parties in the case. Briefing on the merits is now proceeding in the Federal Circuit. Merits briefing has not been scheduled or commenced in the Second Circuit, pending a ruling on the defendants’ motion for summary affirmance.
     On September 19, 2003, the Circuit Court for the County of Milwaukee dismissed the Wisconsin state class action for failure to state a claim for relief under Wisconsin law. The Court of Appeals reinstated the complaint on

May 9, 2006 and the Wisconsin Supreme Court affirmed that decision on July 13, 2007, while not addressing the underlying merits of the plaintiffs’ case. The matter was returned to the trial court for further proceedings, and the trial court has stayed the case.
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
     On April 13, 2005, the Superior Court of San Diego, California ordered a stay of the California state class actions until after the resolution of any appeal in the MDL Case. Plaintiffs have moved to lift the stay. The court has not ruled on the motion but has scheduled a further status hearing for March 7, 2008.
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
     Ovcon Antitrust Proceedings
     The Company has entered into settlements with the FTC, the State Attorneys General (as described below) and the class representatives of the indirect purchasers. Only the claims of the direct purchasers remain active in the litigation.
     Under the FTC settlement, the FTC agreed to dismiss its case against the Company, and the Company agreed to refrain from entering into exclusive supply agreements in certain non-patent challenge situations where the Company is an ANDA holder and the party being supplied is the NDA holder. The settlement was entered and the FTC’s lawsuit against the Company was dismissed with prejudice on November 27, 2007.
     Under the State Attorneys General Settlement, the states agreed to dismiss their claims against the Company in exchange for a cash payment of $5,900 and commitments by the Company not to engage in certain future conduct similar to the commitments contained in the FTC settlement. The State Attorneys General Settlement was finalized on February 25, 2008.
     In the actions brought on behalf of the indirect purchasers, the Company reached court-approved settlements with the class representatives of the certified class of indirect purchasers on behalf of the class. The settlements require the Company to pay $1,750 to funds established by plaintiffs’ counsel and to donate branded drug products to, among others, charitable organizations and university health centers.
     In the actions brought on behalf of the direct purchasers, on October 22, 2007, the Court granted plaintiffs’ motion to certify a class on behalf of all entities that purchased Ovcon-35 directly from Warner Chilcott (or its affiliated companies) from April 22, 2004.
     In November, 2007, the Company and the direct purchasers filed cross motions for summary judgment. No ruling has been made on the motions and no trial date has been set.
     During 2007, the Company recorded charges in the amount of $15,250 related to these and other settlement offers in the Ovcon litigation.

     Provigil Antitrust Proceedings
     To date, the Company has been named as a co-defendant with Cephalon, Inc., Mylan Laboratories, Inc., Teva Pharmaceutical Industries, Ltd., Teva Pharmaceuticals USA, Inc., Ranbaxy Laboratories, Ltd., and Ranbaxy Pharmaceuticals, Inc. (the “Provigil Defendants”) in ten separate complaints filed in the U.S. District Court for the Eastern District of Pennsylvania. These actions allege, among other things, that the agreements between Cephalon and the other individual Provigil Defendants to settle patent litigation relating to Provigil® constitute an unfair method of competition, are anticompetitive and restrain trade in the market for Provigil and its generic equivalents in violation of the antitrust laws. These cases remain at a very early stage and no trial dates have been set.
     The Company was also named as a co-defendant with the Provigil Defendants in an action filed in the U.S. District Court for the Eastern District of Pennsylvania by Apotex, Inc. The lawsuit alleges, among other things, that Apotex sought to market its own generic version of Provigil and that the settlement agreements entered into between Cephalon and the other individual Provigil Defendants constituted an unfair method of competition, are anticompetitive and restrain trade in the market for Provigil and its generic equivalents in violation of the antitrust laws. The Provigil Defendants have filed motions to dismiss, and briefing has taken place with respect to these motions.
     The Company believes that it has not engaged in any improper conduct and is vigorously defending these matters.
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
     In the Massachusetts case, the parties reached a settlement under which the Company denied any wrongdoing and the case was dismissed on October 9, 2007.
     The Iowa and New York cases, with the exception of the actions filed by Erie, Oswego, and Schenectady Counties in New York, are currently pending in the U.S. District Court for the District of Massachusetts. In the Iowa case, briefing on the defendants’ motions to dismiss is underway. In the consolidated New York cases, discovery is underway, but no trial dates have been set. The Erie, Oswego, and Schenectady County cases were filed in state courts in New York, again with no trial dates set.
     The Alabama, Illinois, and Kentucky cases were filed in state courts, removed to federal court, and then remanded back to their respective state courts. Discovery is underway. The Alabama trial court has completed the trial of a different defendant, with the remaining defendants to be tried thereafter but with the sequencing not yet known. The Kentucky trial court has scheduled the first trial to begin next year on May 19, 2009, but has not yet determined which defendant(s) will be tried.
     The State of Mississippi case was filed in Mississippi state court on October 25, 2005 Discovery was underway, but that case, along with the Illinois case and the actions brought by Erie, Oswego, and Schenectady Counties in New York, were removed to federal court on the motion of a co-defendant. Remand motions were granted on September 17, 2007, and thus the cases have returned to their respective state courts of origin, again with no trial dates set.
     The State of Hawaii case was filed in state court in Hawaii on April 26, 2007 removed to the United States District Court for the District of Hawaii, and remanded to state court. Discovery is underway. No trial date has been set.
     The State of Alaska case was filed in state court in Alaska on October 6, 2006. Discovery is underway. No trial date has been set.
     The State of South Carolina cases consist of two complaints, one brought on behalf of the South Carolina Medicaid Agency and the other brought on behalf of the South Carolina State Health Plan. Both cases were filed in state court in South Carolina on January 16, 2007. Briefing on the defendants’ motions to dismiss is underway. No trial date has been set.
     The State of Idaho case was filed in state court in Idaho on January 26, 2007. Discovery is underway. No trial date has been set. The State of Utah case was filed in state court in Utah on September 21, 2007. Defendants removed the case to federal court and moved to transfer the action to the U.S. District Court for the District of Massachusetts. The State has opposed both removal and transfer. No trial date has been set.
     The Company believes that it has not engaged in any improper conduct and is vigorously defending these matters.
     Breach of Contract Action
     On October 6, 2005, plaintiffs Agvar Chemicals Inc., Ranbaxy Laboratories, Inc. and Ranbaxy Pharmaceuticals, Inc. filed suit against the Company and Teva Pharmaceuticals USA, Inc. in the Superior Court of New Jersey. In their complaint, plaintiffs seek to recover damages and other relief, based on an alleged breach of an alleged contract requiring the Company to purchase raw material for its generic Allegra product from Ranbaxy, prohibiting the Company from launching its generic Allegra product without Ranbaxy’s consent and prohibiting the Company from entering into an agreement authorizing Teva to launch Teva’s generic Allegra product. In an amended complaint, plaintiffs further asserted claims for fraud and negligent misrepresentation. The court has entered a scheduling order providing for the completion of discovery by December 8, 2008, but has not yet set a date for trial. The Company believes there was no such contract, fraud or negligent misrepresentation and is vigorously defending this matter.
     Other Litigation
     As of December 31, 2007, the Company was involved with other lawsuits incidental to its business, including patent infringement actions, product liability, and personal injury claims. Management, based on the advice of legal counsel, believes that the ultimate outcome of these other matters will not have a material adverse effect on our consolidated financial statements.
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
     On February 13, 2008, the FTC filed an action against Cephalon in the U.S. District Court for the District of Columbia, claiming that Cephalon engaged in unfair methods of competition by entering into separate settlement agreements with the Company and three other generic companies concerning the Modafinil patent litigation. The Company was not named as a defendant in the litigation.
     The Company believes that its settlement agreement is in compliance with all applicable laws and intends to cooperate with the FTC’s investigation in this matter.
     On October 3, 2006, the FTC notified the Company it was investigating a patent litigation settlement reached in matters pending in the U.S. District Court for the Southern District of New York between Barr and Shire PLC concerning Shire’s Adderall XR product. On June 20, 2007, the Company received a Civil Investigative Demand, seeking documents and data. The Company is cooperating with the agency in its investigation.
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
     During the year ended December 31, 2007, one customer accounted for 15% of generic product sales. In the six-months ended December 31, 2006, two customers accounted for 17% and 11% of generic product sales. In the six-months ended December 31, 2005 (unaudited), three customers accounted for 20%, 16% and 15%. In fiscal year 2006, four customers accounted for 22%, 13%, 12% and 10% of generic product sales. In fiscal year 2005, five customers accounted for 15%, 15%, 13%, 12%, and 10% of generic product sales.
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
     During the year ended December 31, 2007, three customers accounted for 32%, 25% and 16% of proprietary product sales. In the six-months ended December 31, 2006, three customers accounted for 36%, 16% and 15% of proprietary product sales. In the six-months ended December 31, 2005 (unaudited), three customers accounted for 27%, 12% and 12% of proprietary product sales. In fiscal year 2006, three customers accounted for 30%, 15% and 11% of proprietary product sales. In fiscal year 2005, three customers accounted for 26%, 20% and 11% of proprietary product sales.
     Other
     The Other category includes alliance and development revenues and revenue from certain non-core operations.
     Alliance revenue include payments the Company receives based on sales or profits under agreements it has with third party partners. Development revenues primarily include reimbursements and fees the Company earns from the development of the Adenovirus vaccine. The Company’s non-core operations include its diagnostics, disinfectants, dialysis, infusions business.
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

Twelve-months ended
December 31, 2007								% of
	Generic	%	Proprietary	%	Other	%	Consolidated	revenue

Revenues:
Product sales	$1,895,883	76%	$438,253	17%	$—	0%	$2,334,136	93%
Alliance and development revenue	—	—%	—	—%	121,858	5%	121,858	5%
Other revenue	—	—%	—	—%	44,588	2%	44,588	2%

Total revenues	$1,895,883	76%	$438,253	17%	$166,446	7%	$2,500,582	100%

		Margin		Margin		Margin		Margin
Gross Profit:		%		%		%		%
Product sales	$887,042	47%	$300,135	68%	$—	—%	$1,187,177	51%
Alliance and development revenue	—	—%	—	—%	121,858	100%	121,858	100%
Other revenue	—	—%	—	—%	20,448	46%	20,448	46%

Total gross profit	$887,042	47%	$300,135	68%	$142,306	85%	$1,329,483	53%

Transition Period								% of
December 31, 2006	Generic	%	Proprietary	%	Other	%	Consolidated	revenue

Revenues:
Product sales	$630,408	70%	$200,943	22%	$—	0%	$831,351	92%
Alliance and development revenue	—	—%	—	—%	65,882	7%	65,882	7%
Other revenue	—	—%	—	—%	7,531	1%	7,531	1%

Total revenues	$630,408	70%	$200,943	22%	$73,413	8%	$904,764	100%

		Margin		Margin		Margin		Margin
Gross Profit:		%		%		%		%
Product sales	$323,768	51%	$144,761	72%	$—	—%	$468,529	56%
Alliance and development revenue	—	—%	—	—%	65,882	100%	65,882	100%
Other revenue	—	—%	—	—%	1,030	14%	1,030	14%

Total gross profit	$323,768	51%	$144,761	72%	$66,912	91%	$535,441	59%

Six-months ended								% of
December 31, 2005 (unaudited)	Generic	%	Proprietary	%	Other	%	Consolidated	revenue

Revenues:
Product sales	$416,262	65%	$140,381	22%	$—	—%	$556,643	88%
Alliance and development revenue	—	—%	—	—%	79,313	12%	79,313	12%
Other revenue	—	—%	—	—%	—	—%	—	—%

Total revenues	$416,262	65%	$140,381	22%	$79,313	12%	$635,956	100%

		Margin		Margin		Margin		Margin
Gross Profit:		%		%		%		%
Product sales	$277,966	67%	$106,610	76%	$—	—%	$384,576	69%
Alliance and development revenue	—	—%	—	—%	79,313	100%	79,313	100%
Other revenue	—	—%	—	—%	—	—%	—	—%

Total gross profit	$277,966	67%	$106,610	76%	$79,313	100%	$463,889	73%

Fiscal year ended								% of
June 30, 2006	Generic	%	Proprietary	%	Other	%	Consolidated	revenue

Revenues:
Product sales	$838,820	64%	$330,963	25%	$—	0%	$1,169,783	89%
Alliance and development revenue	—	0%	—	0%	144,682	11%	144,682	11%
Other revenue	—	0%	—	0%	—	0%	—	0%

Total revenues	$838,820	64%	$330,963	25%	$144,682	11%	$1,314,465	100%

		Margin		Margin		Margin		Margin
Gross Profit:		%		%		%		%
Product sales	$552,793	66%	$239,088	72%	$—	—%	$791,881	68%
Alliance and development revenue	—	—%	—	—%	144,682	100%	144,682	100%
Other revenue	—	—%	—	—%	—	—%	—	—%

Total gross profit	$552,793	66%	$239,088	72%	$144,682	100%	$936,563	71%

Fiscal year ended								% of
June 30, 2005	Generic	%	Proprietary	%	Other	%	Consolidated	revenue

Revenues:
Product sales	$751,388	72%	$279,284	27%	$—	0%	$1,030,672	98%
Alliance and development revenue	—	0%	—	0%	16,727	2%	16,727	2%
Other revenue	—	0%	—	0%	—	0%	—	0%

Total revenues	$751,388	72%	$279,284	27%	$16,727	2%	$1,047,399	100%

		Margin		Margin		Margin		Margin
Gross Profit:		%		%		%		%
Product sales	$486,533	65%	$226,705	81%	$—	—%	$713,238	69%
Alliance and development revenue	—	—%	—	—%	16,727	100%	16,727	100%
Other revenue	—	—%	—	—%	—	—%	—	—%

Total gross profit	$486,533	65%	$226,705	81%	$16,727	100%	$729,965	70%

     Geographic Information
     The Company’s principal operations are in the United States and Europe. United States and Rest of World (“ROW”) sales are classified based on the geographic location of the customers. The table below presents revenues by geographic area based upon geographic location of the customer:
     Product sales by geographic area

			Six-Months
	Year Ended		Ended	Fiscal Year Ended
	December 31,	Transition	December 31,	June 30,
	2007	Period	2005	2006	2005
	(unaudited)
United States	$1,663,071	$696,328	$552,883	$1,163,148	$1,023,657
ROW	671,065	135,023	3,760	6,635	7,015

Total product sales	$2,334,136	$831,351	$556,643	$1,169,783	$1,030,672

     The Company operates in more than 30 countries outside the United States. No single foreign country contributes more than 10% to consolidated product sales.
     The table listed below represents the Company’s long-lived assets by geographical location.

     Long-Lived Assets by Geographical Location

	2007	2006
United States	$312,118	$278,529
ROW	803,786	725,889

Total	$1,115,904	$1,004,418

Product sales by therapeutic category
     The Company’s generic and proprietary pharmaceutical segment net product sales are represented in the following therapeutic categories for the following periods:

			Six
	Year Ended		Months Ended	Fiscal Year Ended
	December 31,	Transition	December 31,	June 30,
	2007	Period	2005	2006	2005
			(unaudited)
Contraception	$725,926	$368,310	$289,025	$622,382	$565,626
Psychotherapeutics	261,822	63,158	32,719	71,930	83,121
Cardiovascular	271,215	76,325	48,142	103,350	110,328
Antibiotics, antiviral & anti-infectives	241,495	75,386	28,379	59,366	44,300
Other (1)	833,678	248,172	158,378	312,755	227,297

Total	$2,334,136	$831,351	$556,643	$1,169,783	$1,030,672

(1)	Other includes numerous therapeutic categories, none of which individually exceeds 10% of consolidated product sales.

(21) Quarterly Data (unaudited)
     A summary of the quarterly results of operations is as follows:

	Three Month Period Ended
	Mar. 31	Jun. 30 (1)	Sept. 30	Dec. 31 (1)
Year Ended December 31, 2007:
Total revenues	$596,548	$633,956	$601,385	$668,693
Gross Profit	295,502	357,669	334,054	342,258
Net earnings	11,572	45,345	38,925	32,508
Earnings per common share — basic (2)	$0.11	$0.42	$0.37	$0.30

Earnings per common share — diluted (2)	$0.11	$0.41	$0.36	$0.30

Price range of Common Stock
High	$56.66	$55.10	$57.25	$58.38
Low	$45.77	$45.41	$49.49	$50.59

	Three Month Period Ended
	Sept. 30	Dec. 31
Six Months Ended December 31, 2006
Total revenues	$332,370	$572,394
Gross Profit	242,792	292,649
Net earnings (loss)	52,761	(390,916)
Earnings (loss) per common share — basic (2)	$0.50	$(3.67)

Earnings (loss) per common share — diluted (2)	$0.49	$(3.67)

Price range of Common Stock
High	$59.25	$53.89
Low	$44.60	$47.82

	Three Month Period Ended
	Sept. 30	Dec. 31	Mar. 31	Jun. 30
Year Ended June 30, 2006
Total revenues	$310,439	$325,517	$326,841	$351,668
Gross Profit	227,269	236,621	228,334	244,339
Net earnings	83,243	94,884	76,096	82,254
Earnings per common share — basic (2)	$0.80	$0.91	$0.72	$0.77

Earnings per common share — diluted (2)	$0.78	$0.88	$0.70	$0.76

Price range of Common Stock
High	$55.08	$63.60	$70.25	$64.51
Low	$45.00	$53.53	$60.83	$47.24

(1)	Gross margin and net income for the quarter ended December 31, 2007 include the effects of recording immaterial cost of sales that related to the quarter ended June 30, 2007 that were inadvertently not reflected in the reported results for that earlier period. As a result, gross margin and net income for the quarter ended June 30, 2007 were overstated by $12,400 and $7,400, respectively, and gross margin and net income for the quarter ended December 31, 2007 are understated by the same respective amounts. The Company’s financial position at December 31, 2007 and its results of operations and cash flows for the 2007 year are unaffected by this adjustment.

(2)	The sum of the individual quarters may not equal the full year amounts due to the effects of the market prices in the application of the treasury stock method. During its three most recent fiscal years, the Company did not pay any cash dividends.

SCHEDULE II
BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions,
	Beginning	Costs and	Deductions,	Balance at
(In thousands)	of Year	Expenses	Write-offs	End of Year

Total Accounts Receivable Reserves:

Year Ended December 31, 2007	$242,768	1,148,290	(1,133,794)	$257,264
Six Months Ended December 31, 2006	$137,297	461,010	(355,539)	$242,768
Year Ended June 30, 2006	$142,484	646,844	(652,031)	$137,297
Year Ended June 30, 2005	$138,465	559,786	(555,767)	$142,484

S-1