Form 10-Q
period 2008-03-31
BARR PHARMACEUTICALS INC
filed 2008-05-09
CIK 10081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-9860
BARR PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	42-1612474

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. - Employer Identification No.)
225 Summit Ave, Montvale, New Jersey 07645-1523
(Address of principal executive offices)
201-930-3300
(Registrant’s telephone number)
(Former name, former address, and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2008, the registrant had 108,063,358 shares of $0.01 par value common stock outstanding.

BARR PHARMACEUTICALS, INC.

Part I. CONDENSED FINANCIAL INFORMATION
     Item 1. Condensed Consolidated Financial Statements
BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$484	$246
Marketable securities	21	288
Accounts receivable, net	462	497
Other receivables	88	86
Inventories	481	454
Deferred income taxes	81	74
Prepaid expenses and other current assets	51	58

Total current assets	1,668	1,703

Property, plant and equipment, net	1,170	1,112
Deferred income taxes	41	40
Marketable securities	52	17
Other intangible assets, net	1,517	1,483
Goodwill	305	286
Other assets	129	117
Long-term assets held for sale	4	4

Total assets	$4,886	$4,762

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$138	$152
Accrued liabilities	285	291
Current portion of long-term debt and capital lease obligations	299	298
Income taxes payable	34	37
Deferred tax liabilities	3	2

Total current liabilities	759	780

Long-term debt and capital lease obligations	1,743	1,782
Deferred tax liabilities	195	193
Other liabilities	104	103

Commitments & contingencies (Note 16)

Minority interest	32	38

Shareholders’ equity:
Preferred stock, $1 par value per share; authorized 2,000,000; none issued	—	—
Common stock, $.01 par value per share; authorized 200,000,000; issued 110,943,653 and 110,783,167 at March 31, 2008 and December 31, 2007	1	1
Additional paid-in capital	695	682
Retained earnings	1,029	1,006
Accumulated other comprehensive income	429	278
Treasury stock at cost: 2,972,997 shares at March 31, 2008 and December 31, 2007	(101)	(101)

Total shareholders’ equity	2,053	1,866

Total liabilities, minority interest and shareholders’ equity	$4,886	$4,762

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Product sales	$565	$560
Alliance and development revenue	32	25
Other revenue	11	12

Total revenues	608	597

Costs and expenses:
Cost of sales	275	300
Selling, general and administrative	194	179
Research and development	64	62
Write-off of acquired in-process research and development	—	2

Earnings from operations	75	54

Interest income	5	11
Interest expense	32	42
Other (expense) income, net	(8)	1

Earnings before income taxes and minority interest	40	24

Income tax expense	17	10
Minority interest loss, net of taxes	—	(1)

Net earnings from continuing operations	23	13

Net loss from discontinued operations, net of taxes	—	(1)

Net earnings	$23	$12

Basic:
Earnings per common share — continuing operations	$0.21	$0.12
Loss per common share — discontinued operations	—	(0.01)

Net earnings per common share — basic	$0.21	$0.11

Diluted:
Earnings per common share — continuing operations	$0.21	$0.12
Loss per common share — discontinued operations	—	(0.01)

Net earnings per common share — diluted	$0.21	$0.11

Weighted average shares — basic	108	107

Weighted average shares — diluted	109	108

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$23	$12
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	78	71
Deferred revenue	(1)	—
Minority interest	—	1
Stock-based compensation expense	7	7
Excess tax benefits from stock-based compensation	(1)	(3)
Deferred income tax (benefit) expense	(13)	2
Loss on derivative instruments, net	1	1
Other	5	(5)
Write-off of in-process research and development associated with acquisitions	—	2
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable and other receivables, net	55	74
Inventories	(15)	3
Prepaid expenses	8	(4)
Other assets	1	—
Increase (decrease) in:
Accounts payable, accrued liabilities and other liabilities	(42)	(14)
Income taxes payable	(5)	(15)

Net cash provided by operating activities	101	132

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(29)	(23)
Proceeds from sales of property, plant and equipment	4	—
Proceeds from sale of discontinued operations	3	—
Acquisitions, net of cash acquired	(10)	(33)
Settlement of derivative instruments	(12)	2
Purchases of marketable securities	(149)	(600)
Sales of marketable securities	379	626
Investment in debt securities	—	(2)
Other	1	—

Net cash provided by (used in) investing activities	187	(30)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	(57)	(151)
Excess tax benefits from stock based compensation	1	3
Dividends paid to minority interest shareholders	(6)	—
Proceeds from exercise of stock options, employee stock purchases and warrants	6	5

Net cash used in financing activities	(56)	(143)

Effect of exchange-rate changes on cash and cash equivalents	6	4

Increase (decrease) in cash and cash equivalents	238	(37)
Cash and cash equivalents at beginning of period	246	232

Cash and cash equivalents at end of period	$484	$195

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     Barr Pharmaceuticals, Inc. (“Barr” or the “Company”) is a Delaware holding company whose principal subsidiaries are Barr Laboratories, Inc., Duramed Pharmaceuticals, Inc. (“Duramed”) and PLIVA d.d. (“PLIVA”). The accompanying unaudited interim condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements of Barr Pharmaceuticals, Inc. and its subsidiaries and the accompanying notes that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company prepared these condensed consolidated financial statements following the requirements of the Securities and Exchange Commission and generally accepted accounting principles in the United States (“GAAP”) for interim reporting. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of those that are normal and recurring) that are necessary in the judgment of management for a fair presentation of such statements in conformity with GAAP.
     The condensed consolidated financial statements include all companies that Barr directly or indirectly controls (meaning it has more than 50% of voting rights in those companies). Investments in companies where Barr owns between 20% and 50% of a company’s voting rights are accounted for by using the equity method, with Barr recording its proportionate share of net income or loss for such investments in its results for that period. The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, after elimination of inter-company accounts and transactions. Non-controlling interests in the Company’s subsidiaries are recorded net of tax as minority interest.
     In preparing the condensed consolidated financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.
     Certain amounts in the Company’s prior-period condensed consolidated financial statements have been reclassified to conform to the presentation for the three months ended March 31, 2008. Such amounts include the Company’s reclassification of assets held for sale and discontinued operations. See Note 5.
2. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurements. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for items within the scope of FSP 157-2. Effective for 2008, the Company has adopted SFAS 157 in accordance with FSP 157-2. The partial adoption of SFAS 157 did not have a material impact on its condensed consolidated financial statements but additional disclosures were required. See Note 7.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to adopt the fair value option under SFAS 159.
     In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3 (“EITF 07-3”), Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities. EITF 07-3 provides clarification surrounding the accounting for nonrefundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. EITF 07-3 is effective for interim and annual reporting periods beginning after December 15, 2007. The adoption of EITF 07-3 did not have a material effect on the Company’s condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), Business Combinations (revised), replacing SFAS No. 141 (“SFAS 141”) Business Combinations. This new statement requires additional assets and assumed liabilities to be measured at fair value when acquired in a business combination as compared to the original pronouncement. SFAS 141(R) also requires liabilities related to contingent consideration to be re-measured to fair value each reporting period, acquisition-related costs to be expensed and not capitalized and acquired in-process research and development to be capitalized as an indefinite lived intangible asset until completion of project or abandonment of project. SFAS 141(R) requires prospective application for business combinations consummated in fiscal years beginning on or after December 15, 2008. This statement does not allow for early adoption. The Company is currently evaluating the impact of the adoption of this statement on its condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 ( “ARB No. 51”). This amendment of ARB No. 51 requires noncontrolling interest in subsidiaries initially to be measured at fair value and then to be classified as a separate component of equity. This statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. This statement does not allow for early adoption, however, application of SFAS 160 disclosure and presentation requirements is retroactive. The Company is currently evaluating the impact of the adoption of this statement on its condensed consolidated financial statements.
     In December 2007, the EITF issued EITF Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. EITF 07-1 affects entities that participate in collaborative arrangements for the development and commercialization of intellectual property. The EITF affirmed the tentative conclusions reached on (1) what constitutes a collaborative arrangement, (2) how the parties should present costs and revenues in their respective income statements, (3) how the parties should present cost-sharing payments, profit-sharing payments, or both in their respective income statements, and (4) disclosure in the annual financial statements of the partners. EITF 07-1 should be applied as a change in accounting principle through retrospective application to all periods presented for collaborative arrangements existing as of the date of adoption. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of this statement on its condensed consolidated financial statements.
     On March 19, 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS 161 requires: disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently evaluating the impact of the adoption of this statement on its condensed consolidated financial statements.

3. Earnings Per Share
     The following is a reconciliation of the numerators and denominators used to calculate earnings per common share (“EPS”) as presented in the condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2008	2007
(table in millions, except per share data)
Numerator for basic and diluted earnings (loss) per share
Net earnings from continuing operations	$23	$13
Net loss from discontinued operations	—	(1)

Net earnings	$23	$12

Denominator: Weighted average shares — basic	108	107

Earnings per common share — continuing operations	$0.21	$0.12
Loss per common share — discontinued operations	—	(0.01)

Earnings per common share — basic	$0.21	$0.11

Denominator: Weighted average shares — diluted	109	108

Earnings per common share — continuing operations	$0.21	$0.12
Loss per common share — discontinued operations	—	(0.01)

Earnings per common share — diluted	$0.21	$0.11

Calculation of weighted average common shares — diluted

Weighted average shares — basic	108	107
Effect of dilutive options	1	1

Weighted average shares — diluted	109	108

Not included in the calculation of diluted earnings per-share because their impact is antidilutive:
Stock options outstanding (amounts in thousands)	835	151
4. Acquisitions and Business Combinations
O.R.C.A.pharm GmbH
     On September 5, 2007, the Company acquired 100% of the outstanding shares of O.R.C.A. pharm GmbH (“ORCA”), a privately-owned specialty pharmaceutical company focused on the oncology market in Germany. In accordance with SFAS No. 141 (“SFAS 141”), Business Combinations, the Company used the purchase method to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed from ORCA are recorded at the date of acquisition, at their respective fair values. The purchase price at September 5, 2007 was approximately $44 million, including minimum future payments due in 2008 and 2009. The Company may also be required to pay up to an additional $7 million based on the achievement of defined performance milestones for 2008. The operating results of ORCA are included in the condensed consolidated financial statements subsequent to the September 5, 2007 acquisition date. The fair value of the assets and liabilities acquired on September 5, 2007, including adjustments made during the purchase price allocation period are as follows:

$ in millions

Inventory	$3
Products acquired	29
Goodwill	10
Other assets	6
Liabilities	(4)

Total	$44

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
5. Assets Held for Sale and Discontinued Operations
     The Company has decided to divest or exit its operations in Goa, India. As a result, as of March 31, 2008, the assets and liabilities relating to the Goa operations met the “held for sale” criteria of SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long Lived Assets. The Company expects to sell these assets and the related liabilities held for sale within one year. Following the divestiture, the cash flows and operations of the divested operations will be eliminated from the Company’s ongoing operations, and the Company will cease to have continuing involvement with these operations. The Company’s operations in Goa are part of the generic pharmaceuticals segment.
     The following combined amounts of assets for Goa have been segregated and included in assets held for sale on the Company’s condensed consolidated balance sheet as of March 31, 2008 and December 31, 2007, as shown below:

$ in millions	March 31,	December 31,
	2008	2007
Property, plant and equipment, net	$4	$4

Long-term assets held for sale	$4	$4

     During 2007, the Company sold its operations in Spain and Italy, and its Veterina business. For the three months ended March 31, 2007, the Company has segregated from continuing operations and included in discontinued operations, net of taxes, in the condensed consolidated statement of operations, the following:

$ in millions	Three Months Ended
	March 31, 2007
	Italy	Spain	Veterina	Total
Revenues
Generics	$3	$8	$-	$11
Other	-	-	7	7

Total net revenues of discontinued operations	$3	$8	$7	$18

Loss before income taxes and minority interest	$(1)	$-	$-	$(1)
Loss from discontinued operations- net of tax	$(1)	$-	$-	$(1)

6. Investments in Marketable Securities
     Investments in Marketable Securities and Debt
     Trading Securities
     The fair value of marketable securities classified as trading at each of March 31, 2008 and December 31, 2007 was $4 million, which is included as a component of current marketable securities. Net (losses) gains for the three-month periods ended March 31, 2008 and March 31, 2007 were $(0.1) million and $1 million, respectively. These amounts are included as a component of other (expense) income.
     Available-for-Sale Securities
     Available-for-sale equity securities include amounts invested in connection with the Company’s excess 401(k) and other deferred compensation plans of $10 million and $12 million at March 31, 2008 and December 31, 2007, respectively.
     Available-for-sale debt securities at March 31, 2008 includes $41 million in market auction debt securities and $16 million in municipal bonds. The market auction debt securities have auction rate reset dates ranging from April 1, 2008 to April 25, 2008 with underlying maturity dates ranging January 1, 2016 to August 15, 2034. The municipal bonds have maturity dates ranging from June 1, 2008 to February 1, 2010.
     The Company’s holdings of market auction debt securities are restricted to highly rated municipal securities. The Company’s typical practice has been to continue to own the respective securities or liquidate the holdings by selling those securities at par value at the next auction, which generally ranges from 7 to 35 days after purchase. The market auction debt securities investments are investment grade (A rated and above) municipal securities and are insured against loss of principal and interest by bond insurers whose AAA ratings are under review.
     The recent uncertainties in the credit markets have prevented the Company and other investors from liquidating holdings of market auction debt securities in recent auctions because the amount of market auction debt securities submitted for sale has exceeded the amount of purchase orders. In 2008, the Company decided to liquidate its holdings in market auction debt securities and not reinvest in market auction debt securities in order to intentionally reduce exposure to these instruments. At March 31, 2008, the Company held $41 million in market auction debt securities as these securities have not been liquidated due to failed auctions. Accordingly, the Company reclassified these securities as long-term as of March 31, 2008 on the condensed consolidated balance sheet.
     Despite these failed auctions, there have been no defaults on the underlying securities, and interest income on these holdings continues to be received on scheduled interest payment dates. As a result, the Company now earns premium interest rates on the failed auction investments (currently earning 2.75% to 5% on a tax-free basis). If the issuers of these securities are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to adjust the carrying value of these investments to reflect other than temporary declines in their value.
     The Company has historically valued these securities at par because this is the value it receives when trading them in the established market. In assessing the fair value of these securities, the Company determined market input comparability based on an analysis of similar security current market data factors. As a result of such assessment the Company believes that the fair value of these securities continues to be par. Therefore, the Company has not adjusted the recorded value of theses securities. The Company will re-evaluate these securities each quarter for any possible temporary or permanent adjustments to their value.
     Based on the Company’s ability to access its cash and other short-term investments, its expected operating cash flows and its other sources of cash, the Company does not anticipate that the lack of liquidity in its holdings of market auction debt securities will affect its ability to operate the business as usual.

     The amortized cost, gross unrealized gains, and losses recorded as a component of other comprehensive income, and estimated market values for available-for-sale securities at March 31, 2008 and December 31, 2007 are as follows:

$ in millions	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
March 31, 2008
Debt securities	$57	$—	$—	$57
Equity securities	12	—	—	12

	$69	$—	$—	$69

December 31, 2007
Debt securities	$288	$—	$—	$288
Equity securities	12	1	—	13

	$300	$1	$—	$301

7. Fair Value Measures
     On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS 157 applies to all financial instruments that are measured and reported on a fair value basis. This includes items currently reported in marketable securities (current and long-term) on the condensed consolidated balance sheet as well as financial instruments reported in “other assets” and “other liabilities” that are reported at fair value.
     As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income, and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
•	Level 1 primarily consists of financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access (examples include active exchange-traded equity securities, exchange-traded derivatives, most U.S. Government and agency securities, and certain other sovereign government obligations).

•	Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market, and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include certain corporate debt, certain U.S. agency and non-agency mortgage-backed securities and non-exchange-traded derivatives such as interest rate swaps.

•	Level 3 is comprised of financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

     In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS 157. At each reporting period all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.
     The following table presents the Company’s fair value hierarchy for those financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008.

$ in millions	Fair Value Measurements on a Recurring Basis
	as of March 31, 2008
	Level 1	Level 2	Level 3
	Quoted prices	Significant
	in Active	Other	Significant	Balance at
	Markets for	Observable	Unobservable	March 31,
	Identical Items	Inputs	Inputs	2008
Assets:
U.S. T-Bills (1)	$115	$—	$—	$115
Marketable securities — trading (2)	4	—	—	4
Marketable securities — available for sale (3)	28	41	—	69
Venture fund investments (4)	—	—	20	20
Derivative instruments (5)	—	1	—	1

Total assets at fair value	$147	$42	$20	$209

Liabilities:

Derivative instruments (5)	$—	$39	$—	$39

(1)	Represents quoted market prices from broker or dealer quotations.

(2)	Represents trading investments, which are included as a component of current marketable securities.

(3)	Represents available-for-sale securities that are at par value, which is equivalent to fair value.

(4)	Represents investments that are accounted for under the equity method including investments in venture funds.

(5)	Represents financial instrument assets or liabilities used in hedging activities.
The following table represents the Level 3 significant unobservable input components:

$ in millions	Fair value Measurements
Using Significant Unobservable Inputs
(Level 3)
Venture Fund
Investments
Beginning balance January 1, 2008	$20
Total gains or losses (realized/unrealized)	1
Included in earnings (or changes in net assets)	1
Included in other comprehensive income	—
Purchase issuance or settlements	1
Distribution	(2)

Ending balance March 31, 2008	$20

     The level 3 fair value disclosure above relates to the Company’s equity interest in venture funds, which are recorded at fair value. The venture funds value their underlying investments based on a combination of recent trading activity and discounted cash flow valuations.

8. Derivative Instruments
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
     During 2007, as reflected in the table below, the Company entered into pay-fixed, receive-floating interest rate swap agreements effectively converting $800 million of variable-rate debt under unsecured senior credit facilities to fixed-rate debt. The objective of the hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged. With the hedge in place, the sole source of variability to the Company is the interest payments it receives based on changes in LIBOR. The swaps are accounted for in accordance with SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities as amended and interpreted as amended.
     Derivative financial instruments are measured at fair value, are recognized as assets or liabilities on the condensed consolidated balance sheet, with changes in the fair value of the derivatives recognized in either net income (loss) or other comprehensive income (loss), depending on the timing, and designated purpose of the derivative. When the Company pays interest on the portion of the debt designated as hedged, the gain or loss on the swap designated as hedging the interest payment will be reclassified from accumulated other comprehensive income into interest expense.
     These derivative instruments are designated as cash flow hedges with the related gains or losses recorded in other comprehensive income (net of tax) with an offsetting amount included in other non-current liabilities. The losses are $20 million and $11 million for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.
     The Company estimates that approximately $11 million of the net losses at March 31, 2008 will be realized into earnings over the next twelve months for the transactions that are expected to occur over that period.
     The terms of the interest rate swap agreements that are still in effect as of March 31, 2008 are shown in the following table:

$ in millions

Notional
Principal Amount	Start Date	Maturity Date	Receive Variable Rate	Pay Fixed Rate
$175	Mar-30-07	Jun-30-08	90 day LIBOR	5.253%
$125	Jun-30-07	Jun-30-10	90 day LIBOR	5.4735%
$100	Jun-30-07	Jun-30-10	90 day LIBOR	5.3225%
$100	Sept-30-07	Sept-30-10	90 day LIBOR	4.985%
$100	Sept-30-07	Sept-30-09	90 day LIBOR	4.92875%
$100	Sept-30-07	Mar-31-09	90 day LIBOR	4.755%
$100	Sept-30-07	Sept-30-09	90 day LIBOR	4.83%
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
     The Company entered into foreign exchange forward contracts that serve as economic hedges of certain forecast foreign currency transactions occurring at various dates through 2008. At March 31, 2008, none of the Company’s remaining foreign exchange derivatives were eligible for hedge accounting, resulting in their changes in fair value being reported in other (expense) income as a loss of $18 million which is partially offset by the change in the mark-to-market value of the underlying exposure that it is hedging.
     All foreign exchange derivative instruments described above are measured at fair value and are reported as assets or liabilities on the condensed consolidated balance sheet. Changes in fair value are reported in earnings or other comprehensive income depending upon whether the risk-management instrument is classified as a formal hedge pursuant to the guidelines outlined by SFAS 133. Economically, the gains or losses realized on these instruments at maturity are intended to offset the losses or gains of the transactions, which they are hedging.
     The table below summarizes the respective fair values of the derivative instruments described above at March 31, 2008 and December 31, 2007:

$ in millions	March 31, 2008		December 31, 2007
	Assets	Liabilities	Assets	Liabilities
Interest rate swap	$—	$(32)	$—	$(17)
Foreign exchange forward contracts	1	(7)	—	—

Total	$1	$(39)	$—	$(17)

9. Inventories
     Inventories consist of the following:

$ in millions	March 31,	December 31,
	2008	2007
Raw materials and supplies	$157	$166
Work-in-process	108	77
Finished goods	216	211

Total inventories	$481	$454

At March 31, 2008 and December 31, 2007, $60 million and $47 million, respectively, of inventory is classified as “other assets” as such inventory is not expected to be sold within 12 months of the applicable period. Included in inventory is $25 million and $27 million at March 31, 2008 and December 31, 2007, respectively, of prelaunch inventory related to products that have not yet received the requisite regulatory approvals for commercial launch.
10. Goodwill and Other Intangible Assets
     Goodwill at March 31, 2008 and December 31, 2007 was as follows:

$ in millions	Generic	Proprietary
	Pharmaceuticals	Pharmaceuticals	Total
Goodwill balance at December 31, 2007	$238	$48	$286

Currency translation effect	18	—	18
ORCA goodwill adjustments	1	—	1

Goodwill balance at March 31, 2008	$257	$48	$305

     Intangible assets at March 31, 2008 and December 31, 2007 consist of the following:

$ in millions	March 31,			December 31,
	2008			2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Finite-lived intangible assets:
Product licenses	$45	$21	$24	$45	$21	$24
Product rights	1,524	268	1,256	1,456	218	1,238
Land use rights	116	1	115	106	1	105
Other	42	16	26	43	16	27

Total amortized finite-lived intangible assets	1,727	306	1,421	1,650	256	1,394

Indefinite-lived intangible assets - tradenames:	96	—	96	89	—	89

Total identifiable intangible assets	$1,823	$306	$1,517	$1,739	$256	$1,483

     The Company’s product licenses, product rights, land use rights and other finite lived intangible assets have weighted average useful lives of approximately 10, 17, 99 and 10 years, respectively. Amortization expense associated with these acquired intangibles was $44 million and $41 million for the three months ended March 31, 2008 and 2007, respectively.
     The Company reviews the carrying value of its goodwill and indefinite lived intangible assets for impairment annually and whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. Fair value is defined as the market price. If the market price is not available, fair value is estimated based on the present value of future cash flows. Such evaluation last took place as of July 1, 2007, with no impairment deemed required.
     The annual estimated amortization expense for the next five calendar years on finite-lived intangible assets is as follows:

$ in millions

Years Ending December 31,
2009	$148
2010	$151
2011	$142
2012	$132
2013	$118
     Included in the finite-lived intangible assets table above are product rights to over 200 intangible assets acquired by the Company over the past five years. The following table disaggregates the values of these product rights into therapeutic categories as of March 31, 2008:

$ in millions	March 31, 2008
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
Therapeutic Category

Contraception	$384	$78	$306	18
Antibiotics, antiviral & anti-infectives	254	46	208	10
Cardiovascular	242	44	198	10
Psychotherapeutics	192	31	161	12
Other (1)	452	69	383	10

Total product rights	$1,524	$268	$1,256

(1)	Other includes numerous therapeutic categories, none of which exceeds 10% of the aggregate net book value of product rights.
11. Debt
     A summary of outstanding debt is as follows:

$ in millions
	March 31,	December 31,
	2008	2007
Credit facilities (a)	$1,750	$1,800
Note due to WCC shareholders (b)	—	7
Obligation under capital leases (c)	3	2
Fixed rate bonds (d)	120	113
Dual-currency syndicated credit facility (d)	24	24
Euro commercial paper program (d)	87	78
Dual-currency term loan facility (d)	25	25
Multi-currency revolving credit facility (d)	32	29
Other	1	2

	2,042	2,080

Less: current installments of debt and capital lease obligations	299	298

Total long-term debt	$1,743	$1,782

     Principal maturities of existing long-term debt and amounts due on capital leases for the period set forth in the table below are as follows:

$ in millions
Twelve Months Ending March 31,	Total
2010	$269
2011	200
2012	1,269
2013	1
2014	1
Thereafter	—

Total principal maturities and amounts due on long term debt and capital obligations	$1,740
Premium on fixed rate bond	3

Total long term debt and capital lease obligations	$1,743

(a)	In connection with the closing of the PLIVA acquisition, on October 24, 2006, the Company entered into unsecured senior credit facilities (the “Credit Facilities”) and drew $2 billion under a five-year term facility and $416 million under a 364-day term facility, both of which bear interest at variable rates of LIBOR plus 75 basis points (3.446% at March 31, 2008). The Company is obligated to repay the outstanding principal amount of the five-year term facility in 18 consecutive quarterly installments of $50 million, with the balance of $1.1 billion due at maturity in October 2011. The five-year term facility had an outstanding principal balance of $1.75 billion at March 31, 2008. The Company also has a $300 million revolving credit facility available, which bears interest at variable rates of LIBOR plus 60 basis points and a facility fee of 15 basis points. No amounts were drawn at March 31, 2008. Any outstanding borrowings under the revolving credit facility would be payable in October 2011. The 364-day term facility was repaid in full during 2007. The Credit Facilities include customary covenants, including financial covenants limiting the total indebtedness of the Company on a consolidated basis.

(b)	In February 2004, the Company acquired all of the outstanding shares of Women’s Capital Corporation (“WCC”). In connection with that acquisition, the Company issued a four-year, $7 million promissory note to WCC’s former shareholders. The note bears a fixed interest rate of 2%. The entire principal amount and all accrued interest was due and paid in full on February 25, 2008.

(c)	The Company has certain capital lease obligations for machinery, equipment, and buildings in the United States and the Czech Republic.

(d)	On April 17, 2008, the Company drew down $285 million from its $300 million revolving credit facility (noted in (a) above) to use as a bridge to refinance these debt instruments of PLIVA d.d. and its subsidiaries. These PLIVA d.d. debt instruments were all repaid in April 2008.
12. Accumulated Other Comprehensive Income
     Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income, unrealized gains (losses) on securities classified for SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities purposes as “available for sale,” unrealized gains (losses) on pension and other post employment benefits and foreign currency translation adjustments.

	Three Months Ended
$ in millions	March 31,	March 31,
	2008	2007
Net income	$23	$12
Net unrealized gain on marketable securities, net of tax	—	1
Net (loss) on derivative financial instruments designated as cash flow hedges, net of tax	(9)	(2)
Net unrealized gain on currency translation adjustments	160	9

Total comprehensive income	$174	$20

Accumulated other comprehensive income, as reflected on the condensed consolidated balance sheet, is comprised of the following:

$ in millions	March 31,	December 31,
	2008	2007
Cumulative net (loss) on derivative financial instruments designated as cash flow hedges, net of tax	$(20)	$(11)
Cumulative net unrealized gain on pension and other post employment benefits, net of tax	1	1
Cumulative net unrealized gain on currency translation adjustments	448	288

Accumulated other comprehensive income	$429	$278

13. Income Taxes
     The Company’s effective tax rate increased in the current quarter to 42.0% from 41.7% in the same period for 2007. The rate was negatively impacted by the expiration of the U.S. research and development tax credit at December 31, 2007, a shift in the Company’s investment portfolio from tax-exempt securities to taxable securities due to market conditions and a change of the mix of income in certain U.S. and foreign taxing jurisdictions. The rate was favorably impacted by a reduction of the tax rates in Germany and the Czech Republic.
     The total amount of gross unrecognized tax benefits as of December 31, 2007 was $26 million and did not change materially as of March 31, 2008. Included in the balance at March 31, 2008 was $16 million of tax positions that, if recognized, would positively affect the Company’s effective tax rate. The Company estimates that during the next 52-week period the amount of its liability for unrecognized tax benefits may decrease by $1 million to $5 million from the completion of certain audits and the expiration of the statute of limitations in certain U.S. and foreign taxing jurisdictions. It is also possible that tax authorities could raise new issues requiring increases to the balance of unrecognized tax benefits. However, such potential increases cannot reasonably be estimated at this time. The Company had $2 million accrued for interest and penalties at December 31, 2007, which did not change materially as of March 31, 2008.
     The Company is currently being examined by the IRS for its six-month transition period ended December 31, 2006 and subsequent tax years. Prior periods have either been examined or are no longer subject to examination. Examinations in several state jurisdictions are currently in progress for tax years 2004 to 2006. The Company’s significant foreign operations remain subject to examination for tax years 2002 through 2007, with examinations currently in process for tax years 2003 through 2006.

14. Stock-based Compensation
     The Company recognized stock-based compensation expense, related tax benefits and the effect on net income from recognizing stock-based compensation for the three months ended March 31, 2008 and 2007 in the following amounts:

	Three Months Ended
$ in million except per share data	March 31,
	2008	2007
Stock-based compensation expense	$7	$7
Related tax benefits	$3	$2
Effect on net income	$4	$5
Per share — basic	$0.04	$0.05
Per share — diluted	$0.04	$0.04
     The total number of shares of common stock issuable upon the exercise of stock options and stock-settled appreciation rights granted during the three months ended March 31, 2008 and 2007 was 2,572,520 and 928,950 respectively, with weighted-average exercise prices of $49.26 and $49.46, respectively.
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

	Three Months Ended
	March 31,
	2008	2007
Average expected term (years)	4.0	4.0
Weighted average risk-free interest rate	1.86%	4.43%
Dividend yield	0%	0%
Volatility	23.10%	26.95%
Weighted average grant date fair value	$10.54	$14.08
     As of March 31, 2008, the aggregate intrinsic value of awards outstanding and exercisable was $65 million. In addition, the aggregate intrinsic value of awards exercised during the three months ended March 31, 2008 and 2007 was $2 million and $6 million, respectively. The total remaining unrecognized compensation cost related to unvested awards amounted to $61 million at March 31, 2008 and is expected to be recognized over the next three years. The weighted average remaining requisite service period of the unvested awards was 27 months.
15. Restructuring
     Management’s plans for the restructuring of the Company’s operations as a result of its acquisition of PLIVA are completed. As of March 31, 2008, certain elements of the restructuring plan have been recorded as a cost of the acquisition.
     Through March 31, 2008, the Company has recorded restructuring costs primarily associated with severance costs and the costs of vacating certain duplicative PLIVA facilities in the U.S. Certain of these costs were recognized as liabilities assumed in the acquisition. The components of the restructuring costs capitalized as a cost of the acquisition are as follows and are included in the generic pharmaceuticals segment:

$ in millions	December 31,			March 31,
	2007	Payments	Additions	2008
Involuntary termination of PLIVA employees	$1	$—	$—	$1
Lease termination costs	10	—	—	10

	$11	$—	$—	$11

     Lease termination costs represent costs incurred to exit duplicative activities of PLIVA. Severance includes accrued severance benefits and costs associated with change-in-control provisions of certain PLIVA employment contracts.
     In addition, in connection with its restructuring of PLIVA’s U.S. operations, the Company incurred $1 million of severance and retention bonus expense in the three months ended March 31, 2008 that was charged primarily to cost of sales and selling, general and administrative expenses.
16. Commitments and Contingencies
Commitments and Contingencies
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
     On September 1, 2005, Teva launched its generic version of Allegra. The Company, in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, recorded a liability of $4 million to reflect the fair value of the indemnification obligation it has undertaken.
Litigation Settlement
     On October 22, 1999, the Company entered into a settlement agreement with Schein Pharmaceutical, Inc. (now part of Watson Pharmaceuticals, Inc.) relating to a 1992 agreement regarding the pursuit of a generic conjugated estrogens product. Under the terms of the settlement, Schein relinquished any claim to rights in Cenestin in exchange for a payment of $15 million made to Schein in 1999. An additional $15 million payment is required under the terms of the settlement if Cenestin achieves total profits, as defined, of greater than $100 million over any rolling five-year period prior to October 22, 2014. The Company believes that it is probable that this payment will be earned during 2008. As a result, the Company has recorded a contingent liability as of March 31, 2008 in the amount of $14 million, representing an estimated pro-rata amount of the liability incurred as of March 31, 2008.

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
     Many claims involve highly complex issues relating to patent rights, causation, label warnings, scientific evidence, and other matters. Often these issues are subject to substantial uncertainties and therefore, the probability of loss and an estimate of the amount of the loss are difficult to determine. The Company’s assessments are based on estimates that it, in consultation with outside advisors, believe are reasonable. Although the Company believes it has substantial defenses in these matters, litigation is inherently unpredictable. Consequently, the Company could in the future incur judgments or enter into settlements that could have a material adverse effect on its results of operations, cash flows, or financial condition in a particular period.
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
     Product Liability Matters
     Hormone Therapy Litigation
     The Company has been named as a defendant in approximately 5,095 personal injury product liability cases brought against the Company and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of certain estrogen and progestin medications prescribed to treat the symptoms of menopause. The cases against the Company involve its Cenestin products and/or the use of the Company’s medroxyprogesterone acetate product, which typically has been prescribed for use in conjunction with Premarin or other hormone therapy products. All of these products remain approved by the FDA and continue to be marketed and sold to customers. While the Company has been named as a defendant in these cases, fewer than a third of the complaints actually allege the plaintiffs took a product manufactured by the Company, and the Company’s experience to date suggests that, even in these cases, a high percentage of the plaintiffs will be unable to demonstrate actual use of a Company product. For that reason, approximately 4,636 of such cases have been dismissed (leaving approximately 459 pending) and, based on discussions with the Company’s outside counsel, more are expected to be dismissed.
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
     The lawsuits include nine consolidated in California state court, one in Kansas state court, one in Wisconsin state court, one in Florida state court, and two consolidated in New York state court, with the remainder of the actions pending in the U.S. District Court for the Eastern District of New York for coordinated or consolidated pre-trial proceedings (the “MDL Case”). On March 31, 2005, the Court in the MDL Case granted summary judgment in the Company’s favor and dismissed all of the federal actions before it. On June 7, 2005, plaintiffs filed notices of appeal to the U.S. Court of Appeals for the Second Circuit. On November 7, 2007, the Second Circuit transferred the appeal involving the indirect purchaser plaintiffs to the United States Court of Appeals for the Federal Circuit, while retaining jurisdiction over the appeals of the direct purchaser plaintiffs in the case. Briefing on the merits is now complete in the Federal Circuit, and an oral argument has been scheduled for June 4, 2008. Merits briefing in the Second Circuit is scheduled to take place in May and June 2008.
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
     On April 13, 2005, the Superior Court of San Diego, California ordered a stay of the California state class actions until after the resolution of any appeal in the MDL Case. Plaintiffs have moved to lift the stay. The court has not ruled on the motion but has scheduled a further status hearing for May 16, 2008.
     On April 22, 2005, the District Court of Johnson County, Kansas similarly stayed the action before it, until after any appeal in the MDL Case, although a status hearing is currently scheduled for May 19, 2008.
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

     Under the State Attorneys General settlement, the states agreed to dismiss their claims against the Company in exchange for a cash payment of $6 million and commitments by the Company not to engage in certain future conduct similar to the commitments contained in the FTC settlement. The State Attorneys General settlement was finalized on February 25, 2008.
     In the actions brought on behalf of the indirect purchasers, the Company reached court-approved settlements with the class representatives of the certified class of indirect purchasers on behalf of the class. The settlements require the Company to pay $2 million to funds established by plaintiffs’ counsel and to donate branded drug products to, among others, charitable organizations and university health centers.
     In the actions brought on behalf of the direct purchasers, on October 22, 2007, the U.S. District Court for the District of Columbia granted plaintiffs’ motion to certify a class on behalf of all entities that purchased Ovcon-35 directly from Warner Chilcott (or its affiliated companies) from April 22, 2004. In November 2007, the Company and the direct purchasers filed cross motions for summary judgment. No ruling has been made on the motions and no trial date has been set.
     Through March 31, 2008, the Company recorded charges in the amount of $16 million related to these settlements and other settlement offers in the Ovcon litigation.
     Provigil Antitrust Proceedings
     To date, the Company has been named as a co-defendant with Cephalon, Inc., Mylan Laboratories, Inc., Teva Pharmaceutical Industries, Ltd., Teva Pharmaceuticals USA, Inc., Ranbaxy Laboratories, Ltd., and Ranbaxy Pharmaceuticals, Inc. (the “Provigil Defendants”) in ten separate complaints filed in the U.S. District Court for the Eastern District of Pennsylvania. These actions allege, among other things, that the agreements between Cephalon and the other individual Provigil Defendants to settle patent litigation relating to Provigil® constitute an unfair method of competition, are anticompetitive, and restrain trade in the market for Provigil and its generic equivalents in violation of the antitrust laws. These cases remain at a very early stage and no trial dates have been set.
     The Company was also named as a co-defendant with the Provigil Defendants in an action filed in the U.S. District Court for the Eastern District of Pennsylvania by Apotex, Inc. The lawsuit alleges, among other things, that Apotex sought to market its own generic version of Provigil and that the settlement agreements entered into between Cephalon and the other individual Provigil Defendants constituted an unfair method of competition, are anticompetitive, and restrain trade in the market for Provigil and its generic equivalents in violation of the antitrust laws. The Provigil Defendants have filed motions to dismiss, and briefing has taken place with respect to these motions.
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
     The Alabama, Illinois, and Kentucky cases were filed in state courts, removed to federal court, and then remanded back to their respective state courts. On April 11, 2008, the Illinois trial court dismissed all allegations against generic-drug-manufacturer defendants including the Company, but with leave for the State to replead. Discovery is underway in the Alabama and Kentucky actions. The Alabama trial court completed the trial of a different defendant, and has scheduled two others, but with the sequencing for all remaining defendants not yet known. The Kentucky trial court has scheduled the trials of three other defendants to take place next year, with the first one starting on May 19, 2009, but has not yet determined the trial schedule thereafter.
     The State of Mississippi case was filed in Mississippi state court on October 25, 2005. Discovery was underway, but that case, along with the Illinois case and the actions brought by Erie, Oswego, and Schenectady Counties in New York, were removed to federal court on the motion of a co-defendant. Remand motions were granted on September 17, 2007, and thus the cases have returned to their respective state courts of origin, with discovery underway but again with no trial dates set.
     The State of Hawaii case was filed in state court in Hawaii on April 27, 2007, removed to the United States District Court for the District of Hawaii, and remanded to state court. Discovery is underway. No trial date has been set.
     The State of Alaska case was filed in state court in Alaska on October 6, 2006. Discovery is underway. No trial date has been set.
     The State of South Carolina cases consist of two complaints, one brought on behalf of the South Carolina Medicaid Agency and the other brought on behalf of the South Carolina State Health Plan. Both cases were filed in state court in South Carolina on January 16, 2007. Briefing on the defendants’ motions to dismiss is complete. No trial date has been set.
     The State of Idaho case was filed in state court in Idaho on January 26, 2007. Discovery is underway. No trial date has been set. The State of Utah case was filed in state court in Utah on September 21, 2007. Defendants removed the case to federal court, and the Judicial Panel on Multidistrict Litigation is transferring the action to the U.S. District Court for the District of Massachusetts. The State’s motion to remand the case to state court remains pending. No trial date has been set.
     The Company believes that it has not engaged in any improper conduct and is vigorously defending these matters.
     Breach of Contract Action
     On October 6, 2005, plaintiffs Agvar Chemicals Inc., Ranbaxy Laboratories, Inc., and Ranbaxy Pharmaceuticals, Inc. filed suit against the Company and Teva Pharmaceuticals USA, Inc. in the Superior Court of New Jersey. In their complaint, plaintiffs seek to recover damages and other relief, based on an alleged breach of an alleged contract requiring the Company to purchase raw material for its generic Allegra product from Ranbaxy, prohibiting the Company from launching its generic Allegra product without Ranbaxy’s consent and prohibiting the Company from entering into an agreement authorizing Teva to launch Teva’s generic Allegra product. In an amended complaint, plaintiffs further asserted claims for fraud and negligent misrepresentation. The court has entered a scheduling order providing for the completion of discovery by December 8, 2008, but has not yet set a date for trial. The Company believes there was no such contract, fraud or negligent misrepresentation and is vigorously defending this matter.
     Other Litigation
     As of March 31, 2008, the Company was involved with other lawsuits incidental to its business, including patent infringement actions, product liability, and personal injury claims. Management, based on the advice of legal counsel, believes that the ultimate outcome of these other matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.
     Government Inquiries
     On October 3, 2006, the FTC notified the Company it was investigating a patent litigation settlement reached in matters pending in the U.S. District Court for the Southern District of New York between Barr and Shire PLC concerning Shire’s Adderall XR product. On June 20, 2007, the Company received a Civil Investigative Demand, seeking documents and data. The Company is complying with this Civil Investigative Demand and is cooperating with the agency in its investigation.
     Commitments
     On January 15, 2008, the Company made a commitment to invest up to $30 million in a new venture fund, NewSpring Health Capital II L.P. Investments made will also be accounted for under the equity method. Payments related to this commitment are payable when capital calls are made. The first capital call payment was made in January 2008 in the amount of $1 million.
17. Segment Reporting
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

Three Months Ended
March 31, 2008								% of
$ in millions	Generic	%	Proprietary	%	Other (1)%		Consolidated	revenue

Revenues:
Product sales	$469	77%	$96	16%	$–	0%	$565	93%
Alliance and development revenue	–	–%	–	–%	32	5%	32	5%
Other revenue	–	–%	–	–%	11	2%	11	2%

Total revenues	$469	77%	$96	16%	$43	7%	$608	100%

		Margin		Margin		Margin		Margin
		%		%		%		%
Gross Profit:
Product sales	$233	50%	$66	68%	$–	–%	$299	53%
Alliance and development revenue	–	–%	–	–%	32	100%	32	100%
Other revenue	–	–%	–	–%	2	23%	2	23%

Total gross profit	$233	50%	$66	68%	$34	80%	$333	55%

Three Months Ended
March 31, 2007								% of
$ in millions	Generic	%	Proprietary	%	Other (1)%		Consolidated	revenue

Revenues: (2)
Product sales	$471	79%	$89	15%	$–	–%	$560	94%
Alliance and development revenue	–	–%	–	–%	25	4%	25	4%
Other revenue	–	–%	–	–%	12	2%	12	2%

Total revenues	$471	79%	$89	15%	$37	6%	$597	100%

		Margin		Margin		Margin		Margin
		%		%		%		%

Gross Profit: (2)
Product sales	$208	44%	$59	66%	$–	–%	$267	48%
Alliance and development revenue	–	–%	–	–%	25	100%	25	100%
Other revenue	–	–%	–	–%	5	37%	5	37%

Total gross profit	$208	44%	$59	66%	$30	80%	$297	50%

(1)	The other category includes alliance and development revenues and revenues from certain non-core operations.
(2)	Prior period amounts have been reclassified to include the effect of discontinued operations.
Product sales by therapeutic category
     The Company’s generic and proprietary pharmaceutical segment net product sales are represented in the following therapeutic categories for the following periods:

	Three Months Ended
$ in millions	March 31,
	2008	2007
Contraception	$153	$165
Psychotherapeutics	63	67
Cardiovascular	61	66
Antibiotics, antiviral & anti-infectives	69	67
Other (1)	219	195

Total	$565	$560

(1)	Other includes numerous therapeutic categories, none of which individually exceeds 10% of consolidated product sales.
18. Subsequent Events
     On May 5, 2008, the Company entered into an agreement with Allergan Inc. related to Allergan’s Sanctura® product that PLIVA divested in 2005 to Esprit Pharma, which has since been acquired by Allergan. Under the terms of this agreement, Allergan paid the Company $53 million, extinguishing any future contingent royalty payments, if earned, related to Sanctura®.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis addresses material changes in the results of operations and financial condition of Barr Pharmaceuticals, Inc. and subsidiaries for the periods presented. This discussion and analysis should be read in conjunction with the consolidated financial statements, the related notes to the consolidated financial statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and the unaudited interim condensed consolidated financial statements and related notes included in Item 1 of this report on Form 10-Q.
Executive Overview
     We are a global specialty pharmaceutical company that operates in more than 30 countries. Our operations are based primarily in North America and Europe, with our key markets being the United States, Croatia, Germany, Poland and Russia. We are primarily engaged in the development, manufacture and marketing of generic and proprietary pharmaceuticals. During the three months ended March 31, 2008, we recorded $564.6 million of product sales and $608.0 million of total revenues.
     During the three months ended March 31, 2008, sales of our generic products were $468.9 million, accounting for 83% of our total product sales. North America accounted for $261.2 million of our generic product sales while the Rest of World (“ROW”) accounted for $207.7 million. Sales of our proprietary products were $95.7 million, accounting for 17% of our total product sales. In addition, we recorded $32.3 million of alliance and development revenues during the quarter and $11.1 million of other revenues. Alliance and development revenues are derived mainly from profit-sharing arrangements, co-promotion agreements, and standby manufacturing fees and other reimbursements and fees we received from third parties, including marketing partners. Other revenues primarily are derived from our non-core operations which include our diagnostics, disinfectants, dialysis and infusions (“DDD&I”) business.
     During the three months ended March 31, 2008, we generated $101 million of operating cash flows. Our operating cash flows are a significant source of liquidity, and we expect to utilize a significant portion of these operating cash flows to service our debt obligations as well as fund our capital needs during 2008.
     We recorded earnings of $0.21 per share for our first quarter of 2008. We expect higher product sales in our second quarter as compared to our first quarter, but we believe that incremental earnings from these higher sales will be more than offset by higher operating expenses. Nevertheless, we expect our earnings per share in the second quarter to be approximately double our earnings per share in the first quarter due to the $53 million (approximately $0.30 per share) payment we received in May 2008 from our agreement with Allergan Inc., as described in the discussion of alliance and development revenues below. We expect our earnings per share in each of the third and fourth quarters to be higher than our earnings per share in the second quarter.
     Foreign currency exchange rate fluctuations
     Our international revenues and expenses are subject to foreign currency exchange rate fluctuations. These results are first converted from local currencies into Croatian Kuna (“HRK”), and then converted from HRK into U.S. dollars (“USD”). In general, the HRK exchange rate follows the exchange rate fluctuations between the USD and the Euro. Depending on the direction of change relative to the USD, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. While we cannot predict with certainty changes in foreign exchange rates or the effect they will have on us, we attempt to mitigate their impact through operational means and by using various foreign exchange financial instruments. We use foreign exchange financial instruments to hedge a portion of forecasted transactions even though none of the instruments are eligible for hedge accounting. Since our derivatives do not qualify for hedge accounting, the changes in fair value of these instruments are being measured each period and reported in other income (expense), which could lead to volatility of our reported net earnings. Despite the potential for increased earnings volatility, we still use such instruments to offset the economic risk from foreign exchange rate fluctuations.
     For purposes of discussing results on a comparable basis below, we will refer to all total increases and decreases in US dollars, and often quantify the amount of those changes that are due to changes in foreign currency exchange rate fluctuations.
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
     Proprietary Products
     To help diversify our generic product revenue base, we initiated a program in 2001 to develop and market proprietary pharmaceutical products. We formalized this program through our acquisition of Duramed Pharmaceuticals in October 2001, and thereafter by establishing Duramed Research as our proprietary research and development subsidiary. Today, Duramed is recognized as a leader in the area of women’s healthcare. We implement our women’s healthcare platform through a substantial number of employees dedicated to the development and marketing of our proprietary products, including approximately 354 sales representatives that promote directly to physicians six of our products — SEASONIQUE®, Enjuvia™, Mircette®, ParaGard®, Plan B™ and Amniscreen – and two products under our co-promotion agreement with Kos Pharmaceuticals — Niaspan® and Advicor®. We have accomplished significant growth in proprietary product sales over the last several years through both internally-developed products, such as SEASONALE®, which was the first and largest selling extended-cycle oral contraceptive, in the U.S., and SEASONIQUE, also an extended-cycle oral contraceptive, and through product acquisitions, including ParaGard, the only non-drug loaded IUC currently on the market in the U.S., in November 2005; Mircette, a well established 28-day oral contraceptive, in December 2005; Amniscreen, an at home amniotic fluid detection liner, in 2008; and Adderall IR, an immediate-release, mixed salt amphetamine product that is indicated for the treatment of attention deficit hyperactivity disorder and narcolepsy, in October 2006.

     Results of Operations
Comparison of the Three Months Ended March 31, 2008 and March 31, 2007
     The following table sets forth revenue data for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended March 31,
			Change
	2008	2007	$	%
Product sales:
Generic products:
Oral contraceptives	$92.5	$113.2	$(20.7)	–18%
Other generics	376.4	358.0	18.4	5%

Total generic products	468.9	471.2	(2.3)	0%
Proprietary products	95.7	89.0	6.7	8%

Total product sales	564.6	560.2	4.4	1%
Alliance and development revenue	32.3	25.1	7.2	29%
Other revenue	11.1	11.5	(0.4)	–3%

Total revenues	$608.0	$596.8	$11.2	2%

     Product Sales
     Generic Oral Contraceptives
     During the three months ended March 31, 2008, sales of our generic oral contraceptives (“Generic OCs”) were $92.5 million, down $20.7 million, or 18% as compared to the prior year period. The year over year decline primarily reflects lower volume on several OCs due to lower market share and lower pricing. These factors resulted in lower sales of Aviane of $6.3 million, Tri-Sprintec of $4.2 million and Sprintec of $3.5 million. These decreases were partially offset by higher sales of Kariva of $1.5 million due to higher prices, and contributions from Trilegest of $1.8 million, which was launched in October 2007.
     Looking ahead to the balance of 2008, we continue to expect sales from our current portfolio of Generic OCs to remain below 2007 levels due to both lower market share on many of those products, and lower pricing on several of those products, principally Tri-Sprintec and Sprintec. These declines are greater than declines we projected at the beginning of the year. We also continue to expect that sales of Kariva, the generic version of our proprietary Mircette product, will decline when the patent on Mircette expires in October 2008. We do anticipate, however, that the expected launch of our generic version of Yasmin in the third quarter of 2008 will more than offset those expected declines. As a result, we now expect 2008 revenues from our Generic OC franchise will be 10-15% higher than in 2007.
     Other Generic Products
     During the three months ended March 31, 2008, sales of our other generic products (“Other Generics”) were $376.4 million, up from $358.0 million in the prior year period, an increase of $18.4 million, or 5%. The increase includes $28 million as a result of changes in foreign currency exchange rates. In addition, higher sales of Fentanyl of $11.5 million due to volume, contributions of $5.8 million from products acquired through our September 2007 acquisition of ORCA in Germany, and the February 2008 launch of Alendronate, which generated $5.3 million of sales in the quarter, also contributed to this total increase. Partially offsetting these increases were lower sales of Ondansetron of $10.4 million due to lower volume and lower prices due to new competition, in addition to lower sales of Desmopressin of $7.8 million and Warfarin of $4.1 million due to lower pricing. The remaining net decrease across our Other Generics is generally due to smaller declines in price and/or volume.
     At the beginning of the year, we projected that sales of Other Generics would increase year-over-year. We now expect sales of our Other Generics to remain relatively consistent with 2007 levels. The primary reason for our revised expectation is a change in the timing of anticipated new product launches. Certain launches that we had expected to occur in the early part of the second half of 2008 are now expected to occur later in the year, while other launches originally expected to occur later in the second half of 2008 are now expected to occur in 2009.
     Proprietary Products
     During the three months ended March 31, 2008, sales of our proprietary products were $95.7 million, an increase of $6.7 million, or 8%, as compared to the prior year period. This increase was primarily due to an $11.6 million increase in sales of SEASONIQUE due to higher volume, a $7.0 million increase in sales of Plan B OTC/Rx and a $3.3 million increase in sales of ParaGard, both due to price and volume. These increases combined with other increases of our proprietary products more than offset a $6.8 million decrease in sales of SEASONALE due to lower volume resulting from generic competition, a $4.5 million decrease in sales of Adderall IR due to volume, and a $2.9 million decrease in sales of Mircette due to lower volume.
     Despite the fact that Plan B sales were higher during the three months ended March 31, 2008 as compared to the same period last year, they were below our internal expectations. We expect that sales of Plan B in our second quarter will be in line with first quarter sales despite projected demand growth. We anticipate significant sales growth in our proprietary segment during the second half of 2008 reflecting increases in demand for Plan B, SEASONIQUE and ParaGard. Overall, we currently expect our proprietary revenues to be approximately 10% higher than the prior year.

     Alliance and Development Revenue
     During the three months ended March 31, 2008, we recorded $32.3 million of alliance and development revenue, up from $25.1 million in the prior year period. This increase was primarily due to a $5.5 million increase in revenues from our profit-sharing arrangement with Teva on generic Allegra, a $2.0 million increase in revenues earned under our license and development agreement with Shire and a $0.5 million increase in revenues relating to our agreements with Kos Pharmaceuticals (“Kos”) relating to Niaspan and Advicor. Offsetting these increases was a $0.9 million decrease in fees associated with the development of the Adenovirus vaccine for the U.S. Department of Defense.
     In 2005, our PLIVA subsidiary sold its Sanctura® product to Esprit Pharma which subsequently sold the product to Allergan Inc. As part of the original sale, PLIVA retained a right to milestone payments based on sales levels of Sanctura over a number of years. In May 2008, we entered into an agreement with Allergan under which Allergan paid us $53 million in settlement of all future milestone obligations. We expect to record this payment as alliance and development revenue in the second quarter.
     Other Revenue
     We recorded $11.1 million and $11.5 million of other revenue during the three months ended March 31, 2008 and 2007, respectively. This revenue is primarily attributable to non-core operations, which includes our diagnostics, disinfectants, dialysis and infusions business.
     Cost of Sales
     The following table sets forth cost of sales data, in dollars, as well as the resulting gross margins expressed as a percentage of product sales (except ‘‘other’’, which is expressed as a percentage of our other revenue line item), for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended March 31,
			Change
	2008	2007	$	%
Generic products	$236.4	$262.8	$(26.4)	-10%

Gross margin	49.6%	44.2%

Proprietary products	$30.5	$29.9	$0.6	2%

Gross margin	68.1%	66.4%

Other revenue	$8.5	$7.2	$1.3	18%

Gross margin	23.4%	37.4%

Total cost of sales	$275.4	$299.9	$(24.5)	-8%

Gross margin	52.2%	47.5%
Cost of sales components include the following:
•	our manufacturing and packaging costs for products we manufacture;

•	amortization expense;

•	the write-off of the step-up in inventory arising from acquisitions, including PLIVA;

•	profit-sharing or royalty payments we make to third parties, including raw material suppliers;

•	the cost of products we purchase from third parties;

•	lower of cost or market adjustments to our inventories; and

•	stock-based compensation expense relating to employees within certain departments that we allocate to cost of sales.
     Overall: During the three months ended March 31, 2008 our cost of sales decreased by $24.5 million as compared to the prior year period. This decrease was primarily due to the $32.4 million charge taken in the prior year period for the stepped-up value of inventory acquired from PLIVA, which we sold during the quarter ended March 31, 2007; we did not have a similar charge in the current period. In addition, our royalty expense charged to cost of sales decreased by $11.5 million in the current period primarily due to lower revenues of products that result in royalty obligations to third parties. Offsetting these reductions in overall cost of sales were an $18.6 million increase in material and production costs and a $4.8 million increase in product amortization expense.

     Generics: During the three months ended March 31, 2008, our generics segment cost of sales decreased by $26.4 million compared to the three months ended March 31, 2007. The decrease in our generics cost of sales and related improvement in our margins was primarily due to the $32.4 million charge taken in the prior year period for the stepped-up value of inventory acquired from PLIVA.
     Proprietary: During the three months ended March 31, 2008, the cost of sales in our proprietary segment increased by $0.6 million over the three months ended March 31, 2007. Margins for our proprietary products increased from 66.4% to 68.1% period-over-period, resulting from a favorable mix of higher margin products during the current quarter.
Selling, General and Administrative Expense
     The following table sets forth selling, general and administrative expense for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended March 31,
			Change
	2008	2007	$	%
Selling, general and administrative	$194.0	$179.0	$15.0	8%

Charge included in general and administrative	$1.2	$6.5	$(5.3)	-82%

      Selling, general and administrative (“SG&A”) expenses increased by $15.0 million in the three months ended March 31, 2008 as compared to the prior year period. The increase includes $13 million as a result of changes in foreign currency rates.
     SG&A expenses during the current quarter reflected increased legal fees of $4.3 million, information technology expenses of $4.3 million, expenses related to the September 2007 acquisition of ORCA of $2.0 million, and investment in sales and marketing in Russia and Germany of approximately $3.0. These increases were offset by reduced consulting expenses of $5.6 million and reduced settlement charges of $5.3 million.
     The charges of $1.2 million and $6.5 million for the three months ended March 31, 2008 and 2007, respectively, relate to proposed settlements of anti-trust litigation.
     Looking ahead, we expect that our SG&A expense during our second quarter will be significantly higher than in the first quarter. This anticipated increase is driven in large part by the expected launch of a direct to consumer marketing program for SEASONIQUE in the second quarter, as well as higher promotional and marketing programs expected to be initiated in our key ROW markets. We expect that SG&A expense will be slightly lower in our third and fourth quarters as compared to the planned increases in our second quarter.
     Research and Development
     The following table sets forth research and development expenses and the write-off of acquired in-process research and development (“IPR&D”) for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended March 31,
			Change
	2008	2007	$	%
Research and development	$64.0	$62.0	$2.0	3%

Write-off of acquired in-process research and development	$—	$1.5	$(1.5)	-100%

     Research and development expenses increased by $2.0 million in the three months ended March 31, 2008 as compared to the prior year period. This increase includes approximately $3.6 million as a result of changes in foreign currency rates.
     Research and development expenses for the current quarter reflect increases of $2.5 million in development costs which was more than offset by $3.1 million of lower proprietary clinical trial costs and $1.0 million of lower generic biostudy costs.

     During the three months ended March 31, 2007, we wrote-off acquired IPR&D associated with the PLIVA acquisition of $1.5 million.
     We expect that our research and development expenses will increase in our second quarter as compared to our first quarter, before leveling off in the second half of 2008. The expected second quarter increase is due primarily to the timing of clinical programs in our proprietary segment.
Interest Income
     The following table sets forth interest income for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended March 31,
			Change
	2008	2007	$	%
Interest income	$5.0	$11.0	$(6.0)	-55%

     The decrease in interest income for the three months ended March 31, 2008 is due to lower interest rates and lower average daily cash and marketable securities balances. The lower interest rates being earned reflect a decline in market rates and our decision to shift investments towards lower yielding and more conservative investments in the recent volatile markets.
Interest Expense
     The following table sets forth interest expense for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended March 31,
			Change
	2008	2007	$	%
Interest expense	$32.0	$42.0	$(10.0)	-24%

     The decrease in interest expense for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 is due primarily to lower debt balance levels and an approximate 10% decline in LIBOR rates since last year.
Other (Expense) Income
     The following table sets forth other (expense) income for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended March 31,
			Change
	2008	2007	$	%
Other (expense) income	$(8.0)	$1.0	$(9.0)	-900%

     Other (expense) income decreased by $9.0 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The decrease was primarily related to net foreign currency losses, including hedging activities.
Income Taxes
     The following table sets forth income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the three months ended March 31, 2008 and 2007 (dollars in millions):

	Three Months Ended March 31,
			Change
	2008	2007	$	%
Income tax expense	$17.0	$10.0	$7.0	70%

Effective tax rate	42%	41.7%
     The Company’s effective tax rate increased in the current quarter to 42% from 41.7% in the same period for 2007. The rate was negatively impacted by the expiration of the U.S. research and development tax credit at December 31, 2007, a shift in the Company’s investment portfolio from tax-exempt securities to taxable securities due to market conditions and a change of the mix of income in certain U.S. and foreign taxing jurisdictions. The rate was favorably impacted by a reduction of the tax rates in Germany and the Czech Republic.

Liquidity and Capital Resources
Overview
     Our primary source of liquidity is cash from operations, which entails the collection of accounts and other receivables related to product sales, and royalty and other payments we receive from third parties in various ventures, such as Teva with respect to generic Allegra and Kos Pharmaceuticals, Inc., a subsidiary of Abbott Laboratories, with respect to Niaspan and Advicor. Our primary uses of cash include repayment of our senior credit facilities, financing inventory, research and development programs, marketing and selling, capital projects and investing in business development activities.
Operating Activities
     Our operating cash flow for the three months ended March 31, 2008 was $101 million down from $132 million in the prior year period. This decline is primarily attributable to the timing of payments to third parties on accounts payable and other accrued expenses. In addition, lower cash receipts from trade accounts receivable and higher inventories were partially offset by changes in other working capital items.
Investing Activities
     Our net cash provided by investing activities was $187 million for the three months ended March 31, 2008 as compared to a $30 million net use of cash in the prior year. The major components of our investing activities that generated positive cash flow were higher net proceeds from sales of marketable securities in the current period of $230 million as compared to net sales of marketable securities of $26 million during the prior year period. This reflects our decision to shift investments towards lower yielding and more conservative investments in the recent volatile markets.
     Our investing activities also reflected cash expended in connection with investments in capital expenditures of $29 million, settlement of derivative instruments of $12 million relating to hedging activities, and minimum required contingent purchase price payments relating to our ORCA acquisition of $9 million. Offsetting these expenditures were proceeds of $4 million received from the sale of land and buildings and $3 million of proceeds received representing an installment payment relating to the December 2007 sale of our Spanish subsidiary. Our investments in capital include upgrades and expansions to our property, plant and equipment and technology investments. These investments will expand our production, laboratory, warehouse and distribution capacity in our facilities and were designed to help ensure that we have the facilities necessary to manufacture, test, package and distribute our current and future products.
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
Financing Activities
     Net cash used in financing activities during the three months ended March 31, 2008 was $56 million compared to net cash used by financing activities of $143 million in the prior year period. The decrease in net cash used in financing activities in the current period primarily reflects lower debt repayments. In the quarter ended March 31, 2008 we made the scheduled $50 million principal payment on our $1.75 billion five-year term facility and plan to make the same quarterly payments (totaling $150 million) for this term facility in the remainder of 2008.
     On April 17, 2008, we drew down $285 million from our $300 million revolving credit facility to use as a bridge to refinance all existing debt instruments of PLIVA d.d. and its subsidiaries. These PLIVA d.d. debt instruments were repaid in full by the end of April 2008.
     We are seeking to raise new funds through a five-year term loan facility (“new term loan”) to restore our liquidity under our revolving credit facility. Repaying PLIVA’s debt and centralizing our debt in the United States allows us to have greater operating flexibility, increased tax efficiency and extended debt maturity. We expect to close the new term loan and secure the funding during the second quarter of 2008. Given the current market environment, however, there can be no assurance we will obtain the financing.

Sufficiency of Cash Resources
     We believe our current cash and cash equivalents, marketable securities, investment balances, cash flows from operations and remaining undrawn amounts under our $300 million revolving credit facility are adequate to fund our operations, service our debt requirements, make planned capital expenditures and to capitalize on strategic opportunities as they arise.
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
     There are no updates to our Critical Accounting Policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2007. Please see the “Critical Accounting Policies” sections of that report for a comprehensive discussion of our critical accounting policies.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurements. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for items within the scope of FSP 157-2. Effective for 2008, we have adopted SFAS 157 in accordance with FSP 157-2. The partial adoption of SFAS 157 did not have a material impact on our condensed consolidated financial statements but additional disclosures were required.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We did not elect to adopt the fair value option under SFAS 159.

     In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3 (“EITF 07-3”), Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities. EITF 07-3 provides clarification surrounding the accounting for nonrefundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. EITF 07-3 is effective for interim and annual reporting periods beginning after December 15, 2007. The adoption of EITF 07-3 did not have a material effect on our condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), Business Combinations (revised), replacing SFAS No. 141 (“SFAS 141”) Business Combinations. This new statement requires additional assets and assumed liabilities to be measured at fair value when acquired in a business combination as compared to the original pronouncement. SFAS 141(R) also requires liabilities related to contingent consideration to be re-measured to fair value each reporting period, acquisition-related costs to be expensed and not capitalized and acquired in-process research and development to be capitalized as an indefinite lived intangible asset until completion of project or abandonment of project. SFAS 141(R) requires prospective application for business combinations consummated in fiscal years beginning on or after December 15, 2008. This statement does not allow for early adoption. We are currently evaluating the impact of the adoption of this statement on our condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51(“ARB No. 51”). This amendment of ARB No. 51 requires noncontrolling interest in subsidiaries initially to be measured at fair value and then to be classified as a separate component of equity. This statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. This statement does not allow for early adoption, however, application of SFAS 160 disclosure and presentation requirements is retroactive. We are currently evaluating the impact of the adoption of this statement on our condensed consolidated financial statements.
     In December 2007, the EITF issued EITF Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. EITF 07-1 affects entities that participate in collaborative arrangements for the development and commercialization of intellectual property. The EITF affirmed the tentative conclusions reached on (1) what constitutes a collaborative arrangement, (2) how the parties should present costs and revenues in their respective income statements, (3) how the parties should present cost-sharing payments, profit-sharing payments, or both in their respective income statements, and (4) disclosure in the annual financial statements of the partners. EITF 07-1 should be applied as a change in accounting principle through retrospective application to all periods presented for collaborative arrangements existing as of the date of adoption. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the adoption of this statement on our condensed consolidated financial statements.
     On March 19, 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS 161 requires: disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. We are currently evaluating the impact of the adoption of this statement on our condensed consolidated financial statements.
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
•	the difficulty in predicting the timing and outcome of legal proceedings, including patent-related matters such as patent challenge settlements and patent infringement cases;

•	the difficulty of predicting the timing of product approvals under NDAs, ANDA and marketing authorizations;

•	court and regulatory authorities’ decisions on exclusivity periods;

•	the ability of competitors to extend exclusivity periods for their products;

•	our ability to complete product development activities in the timeframes and for the costs we expect;

•	market and customer acceptance and demand for our pharmaceutical products;

•	our dependence on revenues from significant customers;

•	reimbursement policies of third party payors;

•	our dependence on revenues from significant products;

•	the use of estimates in the preparation of our financial statements;

•	the impact of competitive products and pricing on products, including the launch of authorized generics;

•	the ability to launch new products in the timeframes we expect;

•	the availability of raw materials;

•	the availability of any product we purchase and sell as a distributor;

•	the regulatory environment in the markets where we operate;

•	our exposure to product liability and other lawsuits and contingencies;

•	the increasing cost of insurance and the availability of product liability insurance coverage;

•	our timely and successful completion of strategic initiatives, including integrating companies (such as PLIVA) and products we acquire;

•	fluctuations in operating results, including the effects on such results from spending for research and development, sales and marketing activities and patent challenge activities;

•	the inherent uncertainty associated with financial projections;

•	our expansion into international markets through our PLIVA acquisition, and the resulting currency, governmental, regulatory and other risks involved with international operations;

•	our ability to service our significantly increased debt obligations as a result of the PLIVA acquisition;

•	changes in generally accepted accounting principles; and

•	other risks detailed in our SEC filings from time to time, including in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Interest Rate Risk
     Our exposure to interest rate risk relates primarily to our investment portfolio of approximately $536 million and borrowings under our credit facilities of approximately $2 billion. Our investment portfolio consists principally of cash and cash equivalents and market auction debt securities primarily classified as “available for sale.” The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in a variety of high credit quality debt securities, including U.S., state and local government and corporate obligations, commercial paper and money market funds. Over 90% of our portfolio matures in less than three months. In the case of market auction rate securities, is subject to an interest-rate reset date that occurs within 90 days. The recent uncertainty in the credit markets has prevented us and other investors from liquidating holdings of market auction debt securities in recent auctions because the amount of market auction debt securities submitted for sale has exceeded the amount of purchase orders. In January 2008, we began liquidating our holdings in market auction debt securities and not reinvesting proceeds in those securities in order to reduce our exposure to these instruments. However, we were not able to liquidate all our market auction debt securities because the auctions failed. As a result, on March 31, 2008, we held $41 million in market auction debt securities as these securities have not been liquidated due to failed auctions. We reclassified these securities as long-term as of March 31, 2008 on the condensed consolidated balance sheet to reflect the uncertainty about our ability to liquidate the investments over the next twelve months. Despite these failed auctions, there have been no defaults on the underlying securities, and interest income on these holdings continues to be received on scheduled interest payment dates. As a result, we now earn premium interest rates on the failed auction investments (currently earning 2.75% to 5% on a tax-free basis). If the issuers of these securities are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments to reflect other than temporary declines in their value. We have historically valued these securities at par, because this is the value we received when trading them in the established market. In assessing the fair value of these securities, we determined market input comparability based on an analysis of similar security current market data factors. As a result of such assessment, we believe that the fair value of these securities continues to be par. Therefore, we have not adjusted the recorded value of theses securities. We will re-evaluate these securities each quarter for any possible temporary or permanent adjustments to their value.
     We manage the interest rate risk of our net portfolio of investments and debt with the use of financial risk management instruments or derivatives, including interest rate swaps and forward rate agreements.
     As of March 31, 2008, a 10% increase in interest rates would have increased the net interest expense of our combined investment, debt and financial risk management portfolios by $4 million.
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
     As of March 31, 2008, a 10% depreciation in the value of the U.S. dollar would have resulted in a decrease of $10 million in the fair value of the Company’s foreign exchange risk management instruments. These movements would have been offset by movements in the fair value in the opposite direction of the underlying transactions and balance sheet items being hedged.
     In addition to the information set forth above, the disclosure under Note 8 – Derivative Instruments, included in Part I of this report is incorporated in this Part I, Item 3 by reference.

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
     At the conclusion of the three-month period ended March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
     PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The disclosure under Note 16 — Commitments and Contingencies — Litigation Matters included in Part I of this report is incorporated in this Part II, Item 1 by reference.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. The risks described in our Annual Report have not materially changed.
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

BARR PHARMACEUTICALS, INC.
Dated: May 9, 2008	/s/ Bruce L. Downey
Bruce L. Downey
Chairman of the Board and Chief Executive Officer

/s/ William T. McKee
William T. McKee
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Sigurd Kirk
Sigurd Kirk
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)