Form 10-Q
period 2008-06-30
BARR PHARMACEUTICALS INC
filed 2008-08-07
CIK 10081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2008, the registrant had 108,829,551 shares of $0.01 par value common stock outstanding.

BARR PHARMACEUTICALS, INC.

Part I. CONDENSED FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$513	$246
Marketable securities	34	288
Accounts receivable, net	580	497
Other receivables	98	86
Inventories	471	454
Deferred income taxes	76	74
Prepaid expenses and other current assets	55	58

Total current assets	1,827	1,703

Property, plant and equipment, net	1,176	1,112
Deferred income taxes	33	40
Marketable securities	21	17
Other intangible assets, net	1,479	1,483
Goodwill	306	286
Other assets	127	117
Long-term assets held for sale	1	4

Total assets	$4,970	$4,762

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$143	$152
Accrued liabilities	299	291
Current portion of long-term debt and capital lease obligations	231	298
Income taxes payable	47	37
Deferred tax liabilities	2	2

Total current liabilities	722	780

Long-term debt and capital lease obligations	1,773	1,782
Deferred tax liabilities	181	193
Other liabilities	104	103

Commitments & contingencies (Note 16)

Minority interest	32	38

Shareholders’ equity:
Preferred stock, $1 par value per share; authorized 2,000,000; none issued	—	—
Common stock, $.01 par value per share; authorized 200,000,000; issued 111,267,548 and 110,783,167 at June 30, 2008 and December 31, 2007	1	1
Additional paid-in capital	717	682
Retained earnings	1,086	1,006
Accumulated other comprehensive income	455	278
Treasury stock at cost: 2,972,997 shares at June 30, 2008 and December 31, 2007	(101)	(101)

Total shareholders’ equity	2,158	1,866

Total liabilities, minority interest and shareholders’ equity	$4,970	$4,762

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Product sales	$675	$586	$1,240	$1,147
Alliance and development revenue	93	36	125	61
Other revenue	11	12	22	22

Total revenues	779	634	1,387	1,230

Costs and expenses:
Cost of sales	353	275	628	574
Selling, general and administrative	221	188	415	367
Research and development	81	66	145	129
Write-off of acquired in-process research and development	—	3	—	4

Earnings from operations	124	102	199	156

Interest income	7	8	12	19
Interest expense	27	42	59	84
Other (expense) income, net	—	4	(8)	5

Earnings before income taxes and minority interest	104	72	144	96

Income tax expense	48	26	65	35
Minority interest income (loss), net of taxes	1	—	1	(2)

Net earnings from continuing operations	57	46	80	59

Net loss from discontinued operations, net of taxes	—	(1)	—	(2)

Net earnings	$57	$45	$80	$57

Basic:
Earnings per common share — continuing operations	$0.53	$0.43	$0.74	$0.55
Loss per common share — discontinued operations	—	(0.01)	—	(.02)

Net earnings per common share — basic	$0.53	$0.42	$0.74	$0.53

Diluted:
Earnings per common share — continuing operations	$0.52	$0.42	$0.73	$0.54
Loss per common share — discontinued operations	—	(0.01)	—	(0.02)

Net earnings per common share — diluted	$0.52	$0.41	$0.73	$0.52

Weighted average shares — basic	108	107	108	107

Weighted average shares — diluted	109	108	109	108

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$80	$57
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	166	143
Deferred revenue	(3)	(3)
Minority interest	(1)	2
Stock-based compensation expense	16	15
Excess tax benefits from stock-based compensation	(2)	(5)
Deferred income tax benefit	(29)	(29)
Loss on sale of divested products	—	1
Gain on derivative instruments, net	(1)	—
Other	9	(2)
Write-off of in-process research and development associated with acquisitions	—	4
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable and other receivables, net	(82)	46
Inventories	(1)	(19)
Prepaid expenses	5	(1)
Other assets	2	4
Increase (decrease) in:
Accounts payable, accrued liabilities and other liabilities	(9)	(55)
Income taxes payable	19	(9)

Net cash provided by operating activities	169	149

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(62)	(50)
Proceeds from sales of property, plant and equipment	8	1
Proceeds from sale of discontinued operations	3	—
Acquisitions, net of cash acquired	(13)	(49)
Settlement of derivative instruments	(22)	—
Purchases of marketable securities	(149)	(1,147)
Sales of marketable securities	399	1,270
Investment in debt securities	—	(2)
Other	4	1

Net cash provided by investing activities	168	24

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	(672)	(223)
Proceeds from long-term debt	585	—
Excess tax benefits from stock based compensation	2	5
Dividends paid to minority interest shareholders	(6)	—
Proceeds from exercise of stock options, employee stock purchases and warrants	16	17
Other	1	1

Net cash used in financing activities	(74)	(200)

Effect of exchange-rate changes on cash and cash equivalents	4	(1)

Increase (decrease) in cash and cash equivalents	267	(28)
Cash and cash equivalents at beginning of period	246	232

Cash and cash equivalents at end of period	$513	$204

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
     Certain amounts in the Company’s prior-period condensed consolidated financial statements have been reclassified to conform to the presentation for the three and six months ended June 30, 2008. Such amounts include the Company’s reclassification of assets held for sale and discontinued operations. See Note 5.
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
     In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“ARB No. 51"). This amendment of ARB No. 51 requires a noncontrolling interest in subsidiaries initially to be measured at fair value and then to be classified as a separate component of equity. This statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. This statement does not allow for early adoption, however, application of SFAS 160 disclosure and presentation requirements is retroactive. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial statements.
     In December 2007, the EITF issued EITF Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. EITF 07-1 affects entities that participate in collaborative arrangements for the development and commercialization of intellectual property. The EITF affirmed the tentative conclusions reached on (1) what constitutes a collaborative arrangement, (2) how the parties should present costs and revenues in their respective income statements, (3) how the parties should present cost-sharing payments, profit-sharing payments, or both in their respective income statements, and (4) disclosure in the annual financial statements of the parties. EITF 07-1 should be applied as a change in accounting principle through retrospective application to all periods presented for collaborative arrangements existing as of the date of adoption. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial statements.
     On March 19, 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS 161 requires: disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-referenced from the derivative footnote to other footnotes in which derivative-related information is disclosed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial statements.
     On April 25, 2008, the FASB issued FASB Staff Position SFAS 142-3 (“FSP 142-3”). FSP 142-3 amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years ending after December 15, 2008. Early adoption of FSP 142-3 is prohibited. The Company is currently evaluating the impact of the application of FSP 142-3 to its consolidated financial statements.

3. Earnings Per Share
     The following is a reconciliation of the numerators and denominators used to calculate earnings per common share (“EPS”) as presented in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(table in millions, except per share data)
Numerator for basic and diluted earnings (loss) per share
Net earnings from continuing operations	$57	$46	$80	$59
Net loss from discontinued operations	—	(1)	—	(2)

Net earnings	$57	$45	$80	$57

Denominator: Weighted average shares — basic	108	107	108	107

Earnings per common share — continuing operations	$0.53	$0.43	$0.74	$0.55
Loss per common share — discontinued operations	—	(0.01)	—	(0.02)

Earnings per common share — basic	$0.53	$0.42	$0.74	$0.53

Denominator: Weighted average shares — diluted	109	108	109	108

Earnings per common share — continuing operations	$0.52	$0.42	$0.73	$0.54
Loss per common share — discontinued operations	—	(0.01)	—	(0.02)

Earnings per common share — diluted	$0.52	$0.41	$0.73	$0.52

Calculation of weighted average common shares — diluted

Weighted average shares — basic	108	107	108	107
Effect of dilutive options	1	1	1	1

Weighted average shares — diluted	109	108	109	108

Not included in the calculation of diluted earnings per-share because their impact is antidilutive:
Stock options outstanding (amounts in thousands)	6,376	270	4,424	212
4. Acquisitions and Business Combinations
O.R.C.A. pharm GmbH
     On September 5, 2007, the Company acquired 100% of the outstanding shares of O.R.C.A. pharm GmbH (“ORCA”), a privately-owned specialty pharmaceutical company focused on the oncology market in Germany. In accordance with SFAS No. 141 (“SFAS 141”), Business Combinations, the Company used the purchase method to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed from ORCA are recorded at the date of acquisition, at their respective fair values. The purchase price at September 5, 2007 was approximately $43 million, including minimum future payments due in 2008 and 2009. The Company may also be required to pay up to an additional $7 million based on the achievement of defined performance milestones for 2008. The operating results of ORCA are included in the condensed consolidated financial statements subsequent to the September 5, 2007 acquisition date. The fair value of the assets and liabilities acquired on September 5, 2007, including adjustments made during the purchase price allocation period, are as follows:

$ in millions
Inventory	$3
Products acquired	29
Goodwill	10
Other assets	6
Liabilities	(5)

Total	$43

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
5. Assets Held for Sale and Discontinued Operations
     The Company has decided to divest or exit its operations in Goa, India. As a result, as of June 30, 2008, the assets and liabilities relating to the Goa operations met the “held for sale” criteria of SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long Lived Assets. The Company expects to sell these assets and the related liabilities held for sale within one year. This divestiture does not meet the definition of discontinued operations due to migration of cash flows. The Company’s operations in Goa are part of its generic pharmaceuticals segment. During the quarter ended June 30, 2008 the Company recorded impairment charges of approximately $2.7 million related to the Goa facility. These expenses were charged to the selling, general and administrative and research and development expense lines in the condensed consolidated statement of operations.
     The following amounts of assets for Goa have been segregated and included in assets held for sale on the Company’s condensed consolidated balance sheet as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
$ in millions	2008	2007
Property, plant and equipment, net	$1	$4

Long-term assets held for sale	$1	$4

     During 2007, the Company sold its operations in Spain and Italy, and its Veterina business. For the three and six months ended June 30, 2007, the Company has segregated from continuing operations and included in discontinued operations, net of taxes, in the condensed consolidated statement of operations, the following:

	Three Months Ended				Six Months Ended
	June 30, 2007				June 30, 2007
$ in millions	Italy	Spain	Veterina	Total	Italy	Spain	Veterina	Total
Revenues
Generics	$3	$6	$–	$9	$6	$14	$–	$20
Other	–	–	9	9	–	–	16	16

Total net revenues of discontinued operations	$3	$6	$9	$18	$6	$14	$16	$36

Loss before income taxes and minority interest	$–	$(1)	$–	$(1)	$(1)	$(1)	$1	$(1)

Loss from discontinued operations- net of tax	$–	$(1)	$–	$(1)	$(1)	$(1)	$–	$(2)

6. Investments in Marketable Securities
     Investments in Marketable Securities and Debt
     Trading Securities
     The fair value of marketable securities classified as trading at each of June 30, 2008 and December 31, 2007 was $4 million, which is included as a component of current marketable securities. Net (losses) gains for the six months ended June 30, 2008 and June 30, 2007 were $0 million and $1 million, respectively. These amounts are included as a component of other (expense) income.
     Available-for-Sale Securities
     Available-for-sale equity securities include amounts invested in connection with the Company’s excess 401(k) and other deferred compensation plans of $11 million and $12 million at June 30, 2008 and December 31, 2007, respectively.
     Available-for-sale debt securities at June 30, 2008 include $29.4 million in market-auction debt securities and $8.8 million in municipal bonds. The market auction debt securities have auction rate reset dates ranging from July 1, 2008 to July 8, 2008 with underlying maturity dates ranging from January 1, 2016 to November 15, 2027. The municipal bonds have maturity dates ranging from July 1, 2008 to February 1, 2010.
     The Company’s holdings of market auction debt securities are restricted to highly rated municipal securities. The Company’s typical practice has been to continue to own the respective securities or liquidate its holdings by selling those securities at par value at the next auction, which generally ranges from 7 to 35 days after purchase. The market auction debt securities held by the Company are investment grade municipal securities (A rated and above) and are insured against loss of principal and interest by bond insurers whose ratings are AA and above (although such ratings remain under review).
     The recent uncertainties in the credit markets have prevented the Company and other investors from liquidating holdings of market auction debt securities in recent auctions because the amount of market auction debt securities submitted for sale has exceeded the amount of purchase orders. In 2008, the Company decided to liquidate its holdings and not reinvest in market auction debt securities in order to intentionally reduce exposure to these instruments. At June 30, 2008, the Company held $29.4 million in market auction debt securities as these securities have not been liquidated due to failed auctions. Of this amount, $10.9 million were redeemed at par value in July 2008. The remaining $18.5 million of securities are classified as long-term as of June 30, 2008 on the condensed consolidated balance sheet.
     Despite these failed auctions, there have been no defaults on the underlying securities, and interest income on these holdings continues to be received on scheduled interest payment dates. As a result, the Company now earns premium interest rates on the failed auction investments (currently earning 2.5% to 3.1% on a tax-free basis). If the issuers of these securities are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to adjust the carrying value of these investments to reflect other-than-temporary declines in their value.
     The Company has historically valued these securities at par because this is the value it receives when trading them in the established market. In assessing the fair value of these securities, the Company determined market input comparability based on an analysis of similar security current market data factors. As a result of such assessment, the Company believes that the fair value of these securities continues to be par. Therefore, the Company has not adjusted the recorded value of these securities. The Company continues to re-evaluate these securities each quarter for any possible temporary or permanent adjustments to their value.
     Based on the Company’s ability to access its cash and other short-term investments, its expected operating cash flows and its other sources of cash, the Company does not anticipate that the lack of liquidity in its remaining holdings of market auction debt securities will affect its ability to operate its business.
     The amortized cost, gross unrealized gains, and losses recorded as a component of other comprehensive income, and estimated market values for available-for-sale securities at June 30, 2008 and December 31, 2007 are as follows:

	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
$ in millions	Cost	Gains	(Losses)	Value
June 30, 2008
Debt securities	$38	$—	$—	$38
Equity securities	12	—	—	12

	$50	$—	$—	$50

December 31, 2007
Debt securities	$288	$—	$—	$288
Equity securities	12	1	—	13

	$300	$1	$—	$301

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
     As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income, and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
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

     In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.
     The following table presents the Company’s fair value hierarchy for those financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008.

	Fair Value Measurements on a Recurring Basis
	as of June 30, 2008
	Level 1	Level 2	Level 3
	Quoted prices	Significant
	in Active	Other	Significant	Balance at
	Markets for	Observable	Unobservable	June 30,
$ in millions	Identical Items	Inputs	Inputs	2008
Assets:
U.S. T-Bills (1)	$124	$—	$—	$124
Marketable securities — trading (2)	4	—	—	4
Marketable securities — available for sale (3)	22	29	—	51
Venture fund investments (4)	—	—	18	18
Derivative instruments (5)	—	2	—	2

Total assets at fair value	$150	$31	$18	$199

Liabilities:

Derivative instruments (5)	$—	$(19)	$—	$(19)

(1)	Represents quoted market prices from broker or dealer quotations.

(2)	Represents trading investments, which are included as a component of current marketable securities.

(3)	Represents available-for-sale securities that are at par value, which is equivalent to fair value.

(4)	Represents investments that are accounted for under the equity method including investments in venture funds.

(5)	Represents financial instrument assets or liabilities used in hedging activities.
The following table represents the Level 3 significant unobservable input components:

Fair value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Venture Fund
$ in millions	Investments
Beginning balance January 1, 2008	$20
Total gains or losses (realized/unrealized)	(1)
Purchase issuance or settlements	4
Distribution	(5)

Ending balance June 30, 2008	$18

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
     During 2007, as reflected in the table below, the Company entered into pay-fixed, receive-floating interest rate swap agreements effectively converting $625 million of variable-rate debt under unsecured senior credit facilities to fixed-rate debt. The objective of the hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged. With the hedge in place, the sole source of variability to the Company is the interest payments it receives based on changes in LIBOR. The swaps are accounted for in accordance with SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities.
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
     These derivative instruments are designated as cash flow hedges with the related gains or losses recorded in other comprehensive income (net of tax) with an offsetting amount included in other non-current liabilities. The losses are $11 million at each of June 30, 2008 and December 31, 2007.
     The Company estimates that approximately $6 million of the net losses at June 30, 2008 will be reclassified into interest expense over the next twelve months.
     The terms of the interest rate swap agreements that are still in effect as of June 30, 2008 are shown in the following table:

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

     The Company entered into foreign exchange forward contracts that serve as economic hedges of certain forecast foreign currency transactions occurring at various dates through 2008. At June 30, 2008, none of the Company’s remaining foreign exchange derivatives were eligible for hedge accounting, resulting in their changes in fair value being included in the Company’s condensed consolidated statement of operations as an other expense of $22 million, which is substantially offset by the change in the mark-to-market value of the underlying exposure that it is hedging.
     All foreign exchange derivative instruments described above are measured at fair value and are reported as assets or liabilities on the condensed consolidated balance sheet. Changes in fair value are reported in net income (loss) or other comprehensive income (loss) depending upon whether the risk-management instrument is classified as a formal hedge pursuant to the guidelines outlined by SFAS 133. Economically, the gains or losses realized on these instruments at maturity are intended to offset the losses or gains of the transactions which they are hedging.
     The table below summarizes the respective fair values of the derivative instruments described above at June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
$ in millions	Assets	Liabilities	Assets	Liabilities
Interest rate swap	$—	$(17)	$—	$(17)
Foreign exchange forward contracts	2	(2)	—	—

Total	$2	$(19)	$—	$(17)

9. Inventories
     Inventories consist of the following:

	June 30,	December 31,
$ in millions	2008	2007
Raw materials and supplies	$158	$166
Work-in-process	106	77
Finished goods	207	211

Total inventories	$471	$454

     At June 30, 2008 and December 31, 2007, an additional $60 million and $47 million, respectively, of inventory, principally raw materials, is classified as “other assets” as such inventory is not expected to be sold within 12 months of the applicable period. Included in inventory is $17 million and $27 million at June 30, 2008 and December 31, 2007, respectively, of pre-launch inventory related to products that have not yet received the requisite regulatory approvals for commercial launch.
10. Goodwill and Other Intangible Assets
     Goodwill at June 30, 2008 and December 31, 2007 was as follows:

	Generic	Proprietary
$ in millions	Pharmaceuticals	Pharmaceuticals	Total
Goodwill balance at December 31, 2007	$238	$48	$286

PLIVA d.d. goodwill adjustments	2	(3)	(1)
Currency translation effect	19	—	19
Additional purchase price of ORCA	2	—	2

Goodwill balance at June 30, 2008	$261	$45	$306

     Intangible assets at June 30, 2008 and December 31, 2007 consist of the following:

	June 30,			December 31,
	2008			2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
$ in millions	Amount	Amortization	Amount	Amount	Amortization	Amount

Finite-lived intangible assets:
Product licenses	$45	$23	$22	$45	$21	$24
Product rights	1,529	314	1,215	1,456	218	1,238
Land use rights	122	2	120	106	1	105
Other	42	18	24	43	16	27

Total amortized finite-lived intangible assets	1,738	357	1,381	1,650	256	1,394

Indefinite-lived intangible assets - tradenames:	98	—	98	89	—	89

Total identifiable intangible assets	$1,836	$357	$1,479	$1,739	$256	$1,483

     The Company’s product licenses, product rights, land use rights and other finite lived intangible assets have weighted average useful lives of approximately 10, 17, 99 and 10 years, respectively. Amortization expense associated with these acquired intangibles was $51 million and $40 million for the three months ended June 30, 2008 and 2007, respectively, and $95 million and $81 million for the six months ended June 30, 2008 and 2007, respectively.
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
     The annual estimated amortization expense for the next five calendar years on finite-lived intangible assets is as follows:

$ in millions
Years Ending December 31,
2009	$150
2010	$151
2011	$140
2012	$130
2013	$121
     Included in the finite-lived intangible assets table above are product rights to over 200 intangible assets acquired by the Company over the past five years. The following table disaggregates the values of these product rights into therapeutic categories as of June 30, 2008:

	June 30, 2008
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
$ in millions	Amount	Amortization	Amount	Period
Therapeutic Category
Contraception	$384	$89	$295	18
Antibiotics, antiviral & anti-infectives	255	55	200	10
Cardiovascular	242	51	191	10
Psychotherapeutics	193	38	155	12
Other (1)	455	81	374	10

Total product rights	$1,529	$314	$1,215

(1)	“Other” includes numerous therapeutic categories, none of which exceeds 10% of the aggregate net book value of product rights.
11. Debt
     A summary of outstanding debt is as follows:

	June 30,	December 31,
$ in millions	2008	2007
Credit facilities (a)	$2,000	$1,800
Note due to WCC shareholders (b)	—	7
Obligation under capital leases (c)	2	2
Fixed rate bonds (d)	—	113
Dual-currency syndicated credit facility (d)	—	24
Euro commercial paper program (d)	—	78
Dual-currency term loan facility (d)	—	25
Multi-currency revolving credit facility (d)	—	29
Other	2	2

	2,004	2,080
Less: current installments of debt and capital lease obligations	231	298

Total long-term debt	$1,773	$1,782

     Principal maturities of existing long-term debt and amounts due on capital leases for the period set forth in the table below are as follows:

$ in millions
Twelve Months Ending June 30,	Total
2010	$231
2011	231
2012	1,131
2013	180
2014	—
Thereafter	—

Total principal maturities and amounts due on long term debt and capital obligations	$1,773

(a) In connection with the closing of the PLIVA acquisition, on October 24, 2006, the Company entered into unsecured senior credit facilities (the “Credit Facilities”) and drew $2 billion under a five-year term facility and $416 million under a 364-day term facility, both of which bear interest at variable rates of LIBOR plus 75 basis points (3.55063% at June 30, 2008). The 364-day term facility was repaid in full during 2007. The Company is obligated to repay the outstanding principal amount of the five-year term facility in 18 consecutive quarterly installments of $50 million, with the balance of $1.1 billion due at maturity in October 2011. The five-year term facility had an outstanding principal balance of $1.7 billion at June 30, 2008.
     On June 19, 2008, the Company entered into an unsecured credit facility (“Term Loan”) and drew $300 million under a five-year term facility. This Term Loan bears interest at variable rates of LIBOR plus 150 basis points (4.30063% at June 30, 2008). The Company is obligated to repay the outstanding principal amount of the five-year term facility in 19 consecutive quarterly installments of $7.5 million, with the balance of $157.5 million due at maturity in June 2013.
     The Company also has a $300 million revolving credit facility available, which bears interest at variable rates of LIBOR plus 60 basis points and a facility fee of 15 basis points. On April 17, 2008, the Company drew down $285 million from its $300 million revolving credit facility to refinance debt instruments of PLIVA and its subsidiaries (noted in (d) below). The Company used the drawn funds from the Term Loan to repay its outstanding revolving credit facility and restore its liquidity under its revolving credit facility. No amounts under this facility were drawn at June 30, 2008. Any outstanding borrowings under the revolving credit facility would be payable in October 2011.
     The Credit Facilities and the Term Loan include customary covenants, including financial covenants limiting the total indebtedness of the Company on a consolidated basis. In addition, the Credit Facilities contain events of default provisions, including upon a change of control. See Note 18.
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
(d) On April 17, 2008, the Company drew down $285 million from its $300 million revolving credit facility (noted in (a) above) to refinance these debt instruments of PLIVA and its subsidiaries. These PLIVA debt instruments were all repaid in April 2008.
12. Accumulated Other Comprehensive Income
     Comprehensive income is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income, unrealized gains (losses) on securities classified for SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities purposes as “available for sale,” unrealized gains (losses) on pension and other post employment benefits and foreign currency translation adjustments.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
$ in millions	2008	2007	2008	2007
Net income	$57	$45	$80	$57
Net unrealized gain on marketable securities, net of tax	—	—	—	1
Net gain on derivative financial instruments designated as cash flow hedges, net of tax	9	2	—	—
Net unrealized gain on currency translation adjustments	17	38	177	47

Total comprehensive income	$83	$85	$257	$105

     Accumulated other comprehensive income as reflected on the condensed consolidated balance sheet is comprised of the following:

	June 30,	December 31,
$ in millions	2008	2007
Cumulative unrealized gain (loss) on marketable securities, net of tax	$—	$—
Cumulative net (loss) on derivative financial instruments designated as cash flow hedges, net of tax	(11)	(11)
Cumulative net unrealized gain on pension and other post employment benefits, net of tax	1	1
Cumulative net unrealized gain on currency translation adjustments	465	288

Accumulated other comprehensive income	$455	$278

13. Income Taxes
     The Company’s effective tax rate increased in the current quarter to 46.1% from 35.4% in the same period for 2007. The rate was negatively impacted by a change of the mix of income in certain U.S. and foreign taxing jurisdictions, the expiration of the U.S. research and development tax credit at December 31, 2007 and a shift in the Company’s investment portfolio from tax-exempt securities to taxable securities due to market conditions. The rate was favorably impacted by a reduction of the tax rate in Germany. In 2007, the rate was positively affected by the recognition of previously unrecognized tax benefits resulting from audit settlements in various tax jurisdictions.
     The total amount of gross unrecognized tax benefits as of June 30, 2008 was $30 million. During the quarter, the Company adjusted the balance for examinations that were either settled or in progress. Included in the balance at June 30, 2008 was $17 million of tax positions that, if recognized, would positively affect the Company’s effective tax rate. It is also possible that tax authorities could raise new issues requiring increases to the balance of unrecognized tax benefits. However, such potential increases cannot reasonably be estimated at this time. The Company had $5 million accrued for interest and penalties as of June 30, 2008.
     The Company is currently being examined by the IRS for years ending subsequent to December 31, 2006. Prior periods have either been examined or are no longer subject to examination. Examinations in several state jurisdictions are currently in progress for tax years 2004 to 2006. The Company’s significant foreign operations remain subject to examination for tax years 2002 through 2007, with examinations currently in progress for tax years 2003 through 2006.
14. Stock-based Compensation
     The Company recognized stock-based compensation expense, related tax benefits and the effect on net income from recognizing stock-based compensation for the three and six months ended June 30, 2008 and 2007 in the following amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in million except per share data	2008	2007	2008	2007
Stock-based compensation expense	$10	$8	$16	$15
Related tax benefits	$3	$3	$6	$5
Effect on net income	$7	$5	$11	$10
Per share — basic	$0.06	$0.05	$0.10	$0.10
Per share — diluted	$0.06	$0.05	$0.10	$0.10

     The total number of shares of common stock issuable upon the exercise of stock options and stock-settled appreciation rights granted during the six months ended June 30, 2008 and 2007 was 2,663,950 and 1,177,150 respectively, with weighted-average exercise prices of $49.11 and $50.27, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Average expected term (years)	4.0	4.0	4.0	4.0
Weighted average risk-free interest rate	2.46%	5.00%	1.89%	4.55%
Dividend yield	0%	0%	0%	0%
Volatility	24.73%	26.55%	23.18%	26.86%
Weighted average grant date fair value	$10.43	$15.56	$10.54	$14.40
     As of June 30, 2008, the aggregate intrinsic value of awards outstanding and exercisable was $48 million. In addition, the aggregate intrinsic value of awards exercised during the six months ended June 30, 2008 and 2007 was $7 million and $16 million, respectively. The total remaining unrecognized compensation cost related to unvested awards amounted to $53 million at June 30, 2008 and is expected to be recognized over the next three years unless accelerated due to a change in control. See Note 18. The weighted average remaining requisite service period of the unvested awards was 25 months.
15. Restructuring
     Management’s plans for the restructuring of the Company’s operations as a result of its acquisition of PLIVA are completed. As of June 30, 2008, certain elements of the restructuring plan have been recorded as a cost of the acquisition.
     Through June 30, 2008, the Company has recorded restructuring costs primarily associated with severance costs and the costs of vacating certain duplicative PLIVA facilities in the U.S. Certain of these costs were recognized as liabilities assumed in the acquisition. The components of the restructuring costs capitalized as a cost of the acquisition are as follows and are included in the generic pharmaceuticals segment:

	December 31,			June 30,
$ in millions	2007	Payments	Additions	2008
Involuntary termination of PLIVA employees	$1	$1	$—	$—
Lease termination costs	10	—	—	10

	$11	$1	$—	$10

     Lease termination costs represent costs incurred to exit duplicative activities of PLIVA. Severance includes accrued severance benefits and costs associated with change-in-control provisions of certain PLIVA employment contracts.

     In addition, in connection with its restructuring of PLIVA’s U.S. operations, the Company incurred $1 million of severance and retention bonus expense during the six months ended June 30, 2008 that was charged primarily to cost of sales. As of June 30, 2008, the Company has recorded an accrued liability of $5 million related to this severance and retention bonus.
16. Commitments and Contingencies
Indemnity Provisions
     From time-to-time, in the normal course of business, the Company agrees to indemnify its suppliers, customers, and employees concerning product liability and other matters. For certain product liability matters, the Company has incurred legal defense costs on behalf of certain of its customers under these agreements. No amounts have been recorded in the condensed consolidated financial statements for probable losses with respect to the Company’s obligations under such agreements.
     In September 2001, Barr filed an ANDA for the generic version of Sanofi-Aventis’ Allegra® tablets. Sanofi-Aventis has filed a lawsuit against Barr claiming patent infringement. A trial date for the patent litigation has not been scheduled. In June 2005, the Company entered into an agreement with Teva Pharmaceuticals USA, Inc., which allowed Teva to manufacture and launch Teva’s generic version of Allegra during the Company’s 180-day exclusivity period, in exchange for Teva’s obligation to pay the Company a specified percentage of Teva’s operating profit, as defined, earned on sales of the product. The agreement between Barr and Teva also provides that each company will indemnify the other for a portion of any patent infringement damages they might incur, so that the parties will share any such damage liability in proportion to their respective share of Teva’s operating profit on generic Allegra.
     On September 1, 2005, Teva launched its generic version of Allegra. The Company, in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Other, recorded a liability of $4 million to reflect the fair value of the indemnification obligation it has undertaken.
Litigation Settlement
     On October 22, 1999, the Company entered into a settlement agreement with Schein Pharmaceutical, Inc. (now part of Watson Pharmaceuticals, Inc.) relating to a 1992 agreement regarding the pursuit of a generic conjugated estrogens product. Under the terms of the settlement, Schein relinquished any claim to rights in Cenestin in exchange for a payment of $15 million made to Schein in 1999. An additional $15 million payment is required under the terms of the settlement if Cenestin achieves total profits, as defined, of greater than $100 million over any rolling five-year period prior to October 22, 2014. This payment was earned during the three months ending June 30, 2008, and as a result, the Company has recorded the $15 million liability as of June 30, 2008.
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
     Product Liability Matters
     Hormone Therapy Litigation
     The Company has been named as a defendant in approximately 6,000 personal injury product liability cases brought against the Company and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of certain estrogen and progestin medications prescribed to treat the symptoms of menopause. The cases against the Company involve its Cenestin products and/or the use of the Company’s medroxyprogesterone acetate product, which typically has been prescribed for use in conjunction with Premarin or other hormone therapy products. All of these products remain approved by the FDA and continue to be marketed and sold to customers. While the Company has been named as a defendant in these cases, fewer than a third of the complaints actually allege the plaintiffs took a product manufactured by the Company, and the Company’s experience to date suggests that, even in these cases, a high percentage of the plaintiffs will be unable to demonstrate actual use of a Company product. For that reason, approximately 4,700 of such cases have been dismissed (leaving approximately 1,300 pending) and, based on discussions with the Company’s outside counsel, more are expected to be dismissed.
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
     The lawsuits include nine consolidated in California state court, one in Kansas state court, one in Wisconsin state court, one in Florida state court, and two consolidated in New York state court, with the remainder of the actions pending in the U.S. District Court for the Eastern District of New York for coordinated or consolidated pre-trial proceedings (the “MDL Case”). On March 31, 2005, the Court in the MDL Case granted summary judgment in the Company’s favor and dismissed all of the federal actions before it. On June 7, 2005, plaintiffs filed notices of appeal to the U.S. Court of Appeals for the Second Circuit. On November 7, 2007, the Second Circuit transferred the appeal involving the indirect purchaser plaintiffs to the United States Court of Appeals for the Federal Circuit, while retaining jurisdiction over the appeals of the direct purchaser plaintiffs in the case. Briefing on the merits is now complete in the Federal Circuit, and oral argument took place on June 4, 2008. Merits briefing in the Second Circuit is complete, but oral argument has yet to be scheduled.
     On September 19, 2003, the Circuit Court for the County of Milwaukee dismissed the Wisconsin state class action for failure to state a claim for relief under Wisconsin law. The Court of Appeals reinstated the complaint on May 9, 2006 and the Wisconsin Supreme Court affirmed that decision on July 13, 2007, while not addressing the underlying merits of the plaintiffs’ case. The matter was returned to the trial court for further proceedings, and the trial court has stayed the case. A status hearing is scheduled for October 31, 2008.
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

     On April 13, 2005, the Superior Court of San Diego, California ordered a stay of the California state class actions until after the resolution of any appeal in the MDL Case. Plaintiffs have moved to lift the stay. The court has kept the stay in place at this time, but with a further status hearing scheduled for December 12, 2008.
     On April 22, 2005, the District Court of Johnson County, Kansas similarly stayed the action before it, until after any appeal in the MDL Case, although a status hearing is currently scheduled for November 19, 2008.
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
     Through June 30, 2008, the Company recorded charges in the amount of $16 million related to these settlements and other settlement offers in the Ovcon litigation.
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
     Medicaid Reimbursement Cases
     The Company, along with numerous other pharmaceutical companies, has been named as a defendant in separate actions brought by the states of Alabama, Alaska, Hawaii, Idaho, Illinois, Iowa, Kentucky, Mississippi, South Carolina, Texas and Utah, the City of New York, numerous counties in New York, and Ven-A-Care of the Florida Keys, Inc. (suing as a qui tam relator on behalf of the federal Medicaid program). In each of these matters, the plaintiffs seek to recover damages and other relief for alleged overcharges for prescription medications paid for or reimbursed by their respective Medicaid programs, with some states also pursuing similar allegations based on the reimbursement of drugs under Medicare Part B or the purchase of drugs by a state health plan (for example, South Carolina).
     The Iowa, Ven-A-Care, and New York cases, with the exception of the actions filed by Erie, Oswego, and Schenectady Counties in New York, are currently pending in the U.S. District Court for the District of Massachusetts. In the Iowa case, the defendants’ motions to dismiss are currently under advisement. The Ven-A-Care complaint was only recently served, with no discovery deadlines or trial dates at this stage. In the consolidated New York cases, discovery is underway, but no trial dates have been set. The Erie, Oswego, and Schenectady County cases were filed in state courts in New York, with discovery underway in the Erie County action but again with no trial dates set.
     The Alabama, Illinois, and Kentucky cases were filed in state courts, removed to federal court, and then remanded back to their respective state courts. On April 11, 2008, the Illinois trial court dismissed all allegations against generic-drug-manufacturer defendants including the Company, but with leave for the State to replead. Briefing on the generic-drug-manufacturer defendants’ motion to dismiss the State’s Second Amended Complaint is underway. Discovery is underway in the Alabama and Kentucky actions. The Alabama trial court has completed the trials of three different defendants, but the sequencing of remaining defendants is not yet known. The Kentucky trial court has scheduled the trials of three other defendants to take place next year, with the first one starting on May 19, 2009, but has not yet determined the trial schedule thereafter.
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
     The State of South Carolina cases consist of two complaints, one brought on behalf of the South Carolina Medicaid Agency and the other brought on behalf of the South Carolina State Health Plan. Both cases were filed in state court in South Carolina on January 16, 2007. The defendants’ motions to dismiss are currently under advisement. No trial date has been set.
     The State of Idaho case was filed in state court in Idaho on January 26, 2007. Discovery is underway. No trial date has been set. The State of Utah case was filed in state court in Utah on September 21, 2007. The case was removed to federal court and then transferred to the U.S. District Court for the District of Massachusetts, but is

being remanded to state court in Utah. No trial date has been set. The Texas case was served in late July 2008 and is at an early stage, with no trial date set.
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
     Other Litigation
     As of June 30, 2008, the Company was involved with other lawsuits incidental to its business, including patent infringement actions, product liability, and personal injury claims. Management, based on the advice of legal counsel, believes that the ultimate outcome of these other matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.
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
     Commitments
     On January 15, 2008, the Company made a commitment to invest up to $30 million in a new venture fund, NewSpring Health Capital II L.P. Investments made will also be accounted for under the equity method. Payments related to this commitment are payable when capital calls are made. The Company made capital call payments in January 2008 in the amount of $1 million and June 2008 in the amount of $3 million.

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

Three Months Ended
June 30, 2008								% of
$ in millions	Generic	%	Proprietary	%	Other (1)%		Consolidated	revenue

Revenues:
Product sales	$557	72%	$118	15%	$—	—%	$675	87%
Alliance and development revenue	—	—%	—	—%	93	12%	93	12%
Other revenue	—	—%	—	—%	11	1%	11	1%

Total revenues	$557	72%	$118	15%	$104	13%	$779	100%

		Margin		Margin		Margin		Margin
		%		%		%		%
Gross Profit:
Product sales	$250	45%	$81	69%	$—	—%	$331	49%
Alliance and development revenue	—	—%	—	—%	93	100%	93	100%
Other revenue	—	—%	—	—%	2	12%	2	12%

Total gross profit	$250	45%	$81	69%	$95	91%	$426	55%

Three Months Ended
June 30, 2007								% of
$ in millions	Generic	%	Proprietary	%	Other (1)%		Consolidated	revenue

Revenues: (2)
Product sales	$484	76%	$102	16%	$—	—%	$586	92%
Alliance and development revenue	—	—%	—	—%	36	6%	36	6%
Other revenue	—	—%	—	—%	12	2%	12	2%

Total revenues	$484	76%	$102	16%	$48	8%	$634	100%

		Margin		Margin		Margin		Margin
		%		%		%		%
Gross Profit: (2)
Product sales	$238	49%	$79	78%	$—	—%	$317	54%
Alliance and development revenue	—	—%	—	—%	36	100%	36	100%
Other revenue	—	—%	—	—%	6	53%	6	53%

Total gross profit	$238	49%	$79	78%	$42	89%	$359	57%

Six Months Ended
June 30, 2008								% of
$ in millions	Generic	%	Proprietary	%	Other (1)%		Consolidated	revenue

Revenues:
Product sales	$1,026	74%	$214	15%	$—	—%	$1,240	89%
Alliance and development revenue	—	—%	—	—%	125	9%	125	9%
Other revenue	—	—%	—	—%	22	2%	22	2%

Total revenues	$1,026	74%	$214	15%	$147	11%	$1,387	100%

		Margin		Margin		Margin		Margin
		%		%		%		%
Gross Profit:
Product sales	$483	47%	$147	69%	$—	—%	$630	51%
Alliance and development revenue	—	—%	—	—%	125	100%	125	100%
Other revenue	—	—%	—	—%	4	18%	4	18%

Total gross profit	$483	47%	$147	69%	$129	88%	$759	55%

Six Months Ended
June 30, 2007								% of
$ in millions	Generic	%	Proprietary	%	Other (1)%		Consolidated	revenue

Revenues: (2)
Product sales	$956	78%	$191	16%	$—	—%	$1,147	93%
Alliance and development revenue	—	—%	—	—%	61	5%	61	5%
Other revenue	—	—%	—	—%	22	2%	22	2%

Total revenues	$956	78%	$191	16%	$83	7%	$1,230	100%

		Margin		Margin		Margin		Margin
Gross Profit: (2)		%		%		%		%
Product sales	$447	47%	$138	72%	$—	—%	$585	51%
Alliance and development revenue	—	—%	—	—%	61	100%	61	100%
Other revenue	—	—%	—	—%	10	47%	10	47%

Total gross profit	$447	47%	$138	$72%	$71	86%	$656	53%

(1)	The other category includes alliance and development revenues and revenues from certain non-core operations.

(2)	Prior period amounts have been reclassified to include the effect of discontinued operations.
Product sales by therapeutic category
     The Company’s generic and proprietary pharmaceutical segment net product sales are represented in the following therapeutic categories for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2008	2007	2008	2007
Contraception	$215	$177	$368	$342
Psychotherapeutics	66	72	130	139
Cardiovascular	72	75	133	141
Antibiotics, antiviral & anti-infectives	59	51	128	118
Other (1)	263	211	481	407

Total	$675	$586	$1,240	$1,147

(1)	“Other” includes numerous therapeutic categories, none of which individually exceeds 10% of consolidated product sales.

18. Subsequent Events
     On July 17, 2008, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Teva Pharmaceutical Industries Ltd. (“Teva”), pursuant to which, at closing, the Company will become a wholly-owned subsidiary of Teva.
     Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, stockholders of the Company will be entitled to receive $39.90 in cash and 0.6272 ordinary shares of Teva for each share of the Company’s common stock. The Teva shares will trade in the United States in the form of American Depositary Shares, evidenced by American Depositary Receipts. Also, each outstanding Company stock option and stock appreciation right (other than those stock options held by non-employee directors) will be converted into an amount in cash per share subject to such stock option or stock appreciation right equal to the excess of $66.50 over the exercise price per share.
     The Merger Agreement may be terminated under certain circumstances, including if the Company’s Board of Directors determines to accept an unsolicited superior proposal prior to approval of the merger by the Company’s stockholders, provided that Teva has first been given three business day’s prior notice, and the opportunity to negotiate in good faith to make such adjustments to the terms and conditions of the Merger Agreement such that the new proposal would no longer constitute a superior proposal. If the Merger Agreement is terminated by the Company under certain circumstances, the Company will be required to pay Teva a termination fee of $200 million.
     Consummation of the merger is subject to various other conditions, including (i) approval of the merger by the Company’s stockholders, (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) receipt of all required approvals by the Canada Competition Bureau and the European Commission applicable to the merger, (iv) receipt of all required approvals under any antitrust laws applicable to the merger in certain other jurisdictions where failure to obtain such approvals would reasonably be expected to have a material adverse effect on Company and its subsidiaries, taken as a whole, or an effect of similar magnitude (in terms of absolute effect and not proportion) on Teva and its subsidiaries and (v) other customary closing conditions.
     The Company is aware of two lawsuits that have been filed seeking to challenge the merger: Laborers Local 235 Pension Fund v. Barr Pharmaceuticals Inc., et al., Docket No. C-260-08 (N.J. Chancery Division, Bergen County) (the “Laborers Local Action”), which was filed on July 18, 2008 in the New Jersey Superior Court, Chancery Division; and Carter v. Barr Pharmaceuticals, Inc., et al., Docket No. C-269-08 (N.J. Chancery Division, Bergen County) (the “Carter Action”), which was filed on July 21, 2008 in the New Jersey Superior Court, Chancery Division. Both actions seek to challenge the merger and the merger agreement on behalf of a putative class consisting of all holders of the Company’s stock who allegedly have been or will be harmed by the merger. Both complaints name the Company and the six members of its Board of Directors as defendants (the “Barr Defendants”). The Carter Action complaint also names Teva Pharmaceutical Industries Ltd. (“Teva”) as a defendant. The actions generally assert that the Barr Defendants breached fiduciary duties by allegedly agreeing to sell the Company without attempting to maximize shareholder value and by allegedly favoring Teva over other potential bidders. The Carter Action complaint also alleges that Teva aided and abetted the directors in breaching their respective fiduciary duties. Plaintiffs in both complaints seek to obtain class certification and enjoin the transaction, among other things. On July 31, 2008, an amended complaint was filed in the Laborers Local Action substituting Hollywood Police Pension Fund as plaintiff in that action. The Company and the six members of its Board of Directors believe that the lawsuits are without merit and will defend them vigorously.

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
     Merger Agreement with Teva Pharmaceutical Industries
     On July 17, 2008, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Teva Pharmaceutical Industries Ltd. (“Teva”), pursuant to which, at closing, the Company will become a wholly-owned subsidiary of Teva.
     Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, stockholders of the Company will be entitled to receive $39.90 in cash and 0.6272 ordinary shares of Teva for each share of the Company’s common stock. The Teva shares will trade in the United States in the form of American Depositary Shares, evidenced by American Depositary Receipts. Also, each outstanding stock option and stock appreciation right relating to the Company’s common stock (other than those stock options held by non-employee directors) will be converted into an amount in cash per share subject to such stock option or stock appreciation right equal to the excess of $66.50 over the exercise price per share.
     The Merger Agreement may be terminated under certain circumstances, including if the Company’s Board of Directors determines to accept an unsolicited superior proposal prior to approval of the merger by the Company’s stockholders, provided that Teva has first been given three business day’s prior notice, and the opportunity to negotiate in good faith to make such adjustments to the terms and conditions of the Merger Agreement such that the new proposal would no longer constitute a superior proposal. If the Merger Agreement is terminated by the Company under certain circumstances, the Company will be required to pay Teva a termination fee of $200 million.
     Consummation of the merger is subject to various other conditions, including (i) approval of the merger by the Company’s stockholders, (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) receipt of all required approvals by the Canada Competition Bureau and the European Commission applicable to the merger, (iv) receipt of all required approvals under any antitrust laws applicable to the merger in certain other jurisdictions where failure to obtain such approvals would reasonably be expected to have a material adverse effect on the Company and its subsidiaries, taken as a whole, or an effect of similar magnitude (in terms of absolute effect and not proportional) on Teva and its subsidiaries and (v) other customary closing conditions.
     Supply and Licensing Agreement with Bayer Schering Pharma, AG
     On June 24, 2008, we entered into supply and licensing agreements with Bayer relating to Bayer’s Yasmin® and Yaz® products. Under the terms of these agreements, Bayer will supply us with the generic version of these products for launch prior to the expiration of the patents protecting these products and we will have responsibility to market, sell and distribute the products in the U.S. under the Barr Laboratories label. On June 26, 2008, we launched Ocella®, our generic version of Yasmin. We expect to launch our generic version of Yaz on July 1, 2011, or earlier in certain circumstances. In return, the Company will pay Bayer defined sales based royalties related to these two products.

     Agreement with Allergan, Inc.
     On May 5, 2008, we entered into an agreement with a subsidiary of Allergan, Inc. related to Allergan’s Sanctura® product that PLIVA divested in 2005 to Esprit Pharma, which has since been acquired by Allergan. Under the terms of this agreement, Allergan paid us $53.0 million, extinguishing any future payment obligations related to Sanctura. This $53.0 million payment was recorded in alliance and development revenue during the three months ended June 30, 2008 and will not be repeated in future periods.
     Business Activities
     During the three months ended June 30, 2008, sales of our generic products were $556.9 million, accounting for 83% of our total product sales. North America accounted for $340.1 million, or 61%, of our generic product sales while the rest of world (“ROW”) accounted for $216.8 million, or 39%. Sales of our proprietary products were $118.0 million, accounting for 17% of our total product sales. In addition, we recorded $93.0 million of alliance and development revenues during the quarter and $10.7 million of other revenues. Alliance and development revenues are derived mainly from profit-sharing arrangements, co-promotion agreements, and standby manufacturing fees and other reimbursements and fees we received from third parties, including marketing partners. Other revenues primarily are derived from our non-core operations, which include our diagnostics, disinfectants, dialysis and infusions (“DDD&I”) business.
     During the six months ended June 30, 2008, sales of our generic products were $1,025.8 million, accounting for 83% of our total product sales. North America accounted for $601.3 million of our generic product sales while the ROW accounted for $424.5 million. Sales of our proprietary products were $213.7 million, accounting for 17% of our total product sales. In addition, we recorded $125.3 million of alliance and development revenues during the six months and $21.8 million of other revenues.
     During the six months ended June 30, 2008, we generated $169.0 million of operating cash flows. Our operating cash flows are a significant source of liquidity, and we expect to utilize a significant portion of these operating cash flows to service our debt obligations as well as fund our capital needs during 2008.
     We recorded earnings of $0.73 per diluted share for our first half of 2008. We expect our earnings per share in the second half of 2008 to be higher than in the first half. Further, we expect that our fourth quarter earnings will be significantly higher than our third quarter earnings due to several reasons including (a) higher sales of Ocella (b) expected higher sales of Azithromycin due to the seasonality of the product (c) the expected launch of a new generic product in our fourth quarter, and (d) a lower tax rate in the fourth quarter as compared to our third quarter, resulting from our expectation that the U.S. research and development tax credit will be re-enacted in the fourth quarter and applied retroactively to January 1, 2008.
     Foreign currency exchange rate fluctuations
     Our international revenues and expenses are subject to foreign currency exchange rate fluctuations. These results are first converted from local currencies into Croatian Kuna (“HRK”), and then converted from HRK into U.S. dollars (“USD”). In general, the HRK exchange rate follows the exchange rate fluctuations between the USD and the Euro. Depending on the direction of change relative to the USD, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. While we cannot predict with certainty changes in foreign exchange rates or the effect they will have on us, we attempt to mitigate their impact through operational means and by using various foreign exchange financial instruments. We use foreign exchange financial instruments to hedge a portion of forecasted transactions even though none of the instruments are eligible for hedge accounting. Since our derivatives do not qualify for hedge accounting, the changes in fair value of these instruments are being measured each period and reported in other income (expense), which has led to volatility of our reported net earnings in prior periods and may lead to further volatility in the future. Despite the potential for increased earnings volatility, we still use such instruments to offset the economic risk from foreign exchange rate fluctuations.
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
     Proprietary Products
     To help diversify our generic product revenue base, we initiated a program in 2001 to develop and market proprietary pharmaceutical products. We formalized this program through our acquisition of Duramed Pharmaceuticals in October 2001, and thereafter by establishing Duramed Research as our proprietary research and development subsidiary. Today, Duramed is recognized as a leader in the area of women’s healthcare. We implement our women’s healthcare platform through a substantial number of employees dedicated to the development and marketing of our proprietary products, including approximately 355 sales representatives that promote directly to physicians six of our products — SEASONIQUE®, Enjuvia™, Mircette®, ParaGard®, Plan B™ and Amniscreen — and two products under our co-promotion agreement with Abbott Pharmaceuticals — Niaspan® and Advicor®. We have accomplished significant growth in proprietary product sales over the last several years through both internally-developed products, such as SEASONALE®, which was the first and largest selling extended-cycle oral contraceptive in the U.S., and SEASONIQUE, also an extended-cycle oral contraceptive, and through product acquisitions, including ParaGard, the only non-drug loaded intrauterine contraceptive (“IUC”) currently on the market in the U.S., in November 2005; Mircette, a well established 28-day oral contraceptive, in December 2005; Plan B, an emergency oral contraceptive product in 2004; and Adderall IR, an immediate-release, mixed salt amphetamine product that is indicated for the treatment of attention deficit hyperactivity disorder and narcolepsy, in October 2006.

     Results of Operations
Comparison of the Three and Six Months Ended June 30, 2008 and June 30, 2007
     The following table sets forth revenue data for the three and six months ended June 30, 2008 and 2007 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Product sales:
Generic products:
Oral contraceptives	$155.4	$116.0	$39.4	34%	$247.9	$229.2	$18.7	8%
Other generics	401.5	367.6	33.9	9%	777.9	726.4	51.5	7%

Total generic products	556.9	483.6	73.3	15%	1,025.8	955.6	70.2	7%
Proprietary products	118.0	102.3	15.7	15%	213.7	191.3	22.4	12%

Total product sales	674.9	585.9	89.0	15%	1,239.5	1,146.9	92.6	8%
Alliance and development revenue	93.0	36.4	56.6	155%	125.3	61.5	63.8	104%
Other revenue	10.7	11.5	(0.8)	-7%	21.8	22.0	(0.2)	-1%

Total revenues	$778.6	$633.8	$144.8	23%	$1,386.6	$1,230.4	$156.2	13%

     Product Sales
     Generic Oral Contraceptives
     During the three months ended June 30, 2008, sales of our generic oral contraceptives (“Generic OCs”) were $155.4 million, up $39.4 million, or 34% as compared to the prior year period. The year-over-year increase is primarily due to $45.0 million of sales from the June 2008 launch of Ocella, our generic version of Bayer’s Yasmin. This increase was partially offset by lower sales across most of our other Generic OCs due to lower demand resulting from a change in our customer mix, as well as lower sales on certain products including Apri which was $3.6 million lower and Sprintec, which was $3.3 million lower compared to the prior year.
     During the six months ended June 30, 2008, sales of our Generic OCs were $247.9 million, up $18.7 million, or 8% as compared to the prior year period. The year over year increase is due to the launch of Ocella, as discussed above. This increase more than offset declines in several other Generic OC products due to lower demand due to the change in customer mix and lower pricing. These factors resulted in lower sales of several products in our portfolio including Aviane of $8.5 million, Apri of $6.8 million and Sprintec of $6.7 million, in addition to an overall net decline on certain other products.
     We continue to expect sales in calendar 2008 to exceed 2007 levels principally due to contributions from Ocella. We expect sales of Ocella to more than offset continued lower sales of across most of our other Generic OC products due to lower market share and lower pricing as well as the expected decline in sales of Kariva, the generic version of our proprietary Mircette product, when the patent on Mircette expires in October 2008.
     Other Generic Products
     During the three months ended June 30, 2008, sales of our other generic products (“Other Generics”) were $401.5 million, up from $367.6 million in the prior year period, an increase of $33.9 million, reflecting higher sales in the U.S. and higher sales in our European and ROW markets. The increase in our European and ROW markets is primarily attributable to a $31.5 million favorable impact from changes in foreign currency exchange rates. In addition to exchange rate fluctuations, higher sales in our Central and Eastern Europe markets, including Russia, more than offset lower sales in Croatia and Poland.
     During the current period, we also recorded $6.2 million of higher U.S. sales of Vitamin D related to higher demand and also recorded $5.6 million in sales of Alendronate in the U.S., which we launched in February 2008, and sales of $6.9 million from our September 2007 acquisition of ORCA in Germany. Partially offsetting these increases were lower U.S. sales of Ondansetron of $6.1 million and net decreases across several of our Other Generics due to declines in price and/or volume.

     During the six months ended June 30, 2008, sales of Other Generics were $777.9 million, up from $726.4 million in the prior year period, an increase of $51.5 million. Changes in foreign currency exchange rates accounted for $59.4 million of the increase. Higher sales of Fentanyl of $10.7 million due to higher volume, and contributions of $23.6 million from the launch of Alendronate in 2008 and from our acquisition of ORCA. These increases were partially offset by lower U.S. sales of Ondansetron of $16.0 million due to lower volume and lower prices due to new competition, and lower sales across several of our Other Generics due to declines in price and/or volume.
     We expect sales of our Other Generics for 2008 to increase significantly compared to 2007 in large part due to the current weakness in the U.S. Dollar compared to its value in 2007.
     Proprietary Products
     During the three months ended June 30, 2008, sales of our proprietary products were $118.0 million, an increase of $15.7 million, or 15%, as compared to the prior year period. This increase was partially due to a $6.4 million increase in sales of Diamox benefiting from higher pricing and a year-over-year increase in unit sales due to supply issues in the prior year. In addition, we recorded a $5.5 million increase in sales of SEASONIQUE and a $3.9 million increase in sales of ParaGard, both due to an increase in demand sales and pricing. These increases combined with other increases of our proprietary products more than offset a $5.5 million decrease in sales of SEASONALE.
     During the six months ended June 30, 2008, sales of our proprietary products were $213.7 million, an increase of $22.4 million, or 12%, as compared to the prior year period. This increase was primarily due to a $17.1 million increase in sales of SEASONIQUE due to higher demand, an $8.9 million increase in sales of Diamox, a $7.3 million increase in sales of ParaGard and a $5.9 million increase in sales of Plan B OTC/Rx, all due to higher prices and volume. These increases more than offset a $12.3 million decrease in sales of SEASONALE due to the impact from generic competition and a $4.6 million decrease in sales of Adderall IR due to lower volume.
     We anticipate sales growth in our proprietary segment during the second half of 2008 reflecting an expected acceleration in demand for Plan B and SEASONIQUE along with continued higher demand for ParaGard in the third quarter.
     Alliance and Development Revenue
     During the three months ended June 30, 2008, we recorded $93.0 million of alliance and development revenue, up from $36.4 million in the prior year period. This $56.6 million increase was principally due to a $53.0 million payment from Allergan, as discussed above. In addition, revenues earned under our license and development agreement with Shire increased by $10.4 million as compared to the same period in the prior year, reflecting reimbursements of research and development costs we incurred. Offsetting these increases was a decrease of $6.9 million in revenues from our profit-sharing arrangement with Teva on generic Allegra caused by declining sales of Allegra.
     During the six months ended June 30, 2008, we recorded $125.3 million of alliance and development revenue, up from $61.5 million in the prior year period. This increase of $63.8 million, was principally due to the $53.0 million one-time payment from Allergan discussed above. In addition, revenues earned under our license and development agreement with Shire increased by $12.4 million reflecting higher reimbursements of research and development costs we incurred.
     Other Revenue
     We recorded $10.7 million and $11.5 million of other revenue during the three months ended June 30, 2008 and 2007, respectively, and $21.8 million and $22.0 million of other revenue during the six months ended June 30, 2008 and 2007, respectively. This revenue is primarily attributable to non-core operations, which includes our diagnostics, disinfectants, dialysis and infusions business.

     Cost of Sales
     The following table sets forth cost of sales data, in dollars, as well as the resulting gross margins expressed as a percentage of product sales (except ‘‘other’’, which is expressed as a percentage of our other revenue line item), for the three and six months ended June 30, 2008 and 2007 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Generic products	$307.3	$246.7	$60.6	25%	$543.7	$509.8	$33.9	7%

Gross margin	44.8%	49.0%			47.0%	46.7%

Proprietary products	$36.2	$22.9	$13.3	58%	$66.7	$52.8	$13.9	26%

Gross margin	69.3%	77.6%			68.8%	72.4%

Other revenue	$9.4	$5.4	$4.0	74%	$17.9	$11.7	$6.2	53%

Gross margin	12.1%	53.0%			17.9%	46.8%

Total cost of sales	$352.9	$275.0	$77.9	28%	$628.3	$574.3	$54.0	9%

Gross margin	48.5%	54.0%			50.2%	50.9%
Cost of sales components include the following:
•	our manufacturing and packaging costs for products we manufacture;

•	amortization expense;

•	the write-off of the step-up in inventory arising from acquisitions, including PLIVA;

•	profit-sharing or royalty payments we make to third parties, including raw material suppliers;

•	the cost of products we purchase from third parties;

•	net realizable value adjustments to our inventories; and

•	stock-based compensation expense relating to employees within certain departments that we allocate to cost of sales.
     Generics: Generic segment cost of sales for the three months ended June 30, 2008 were $60.6 million higher than in the prior period due to increases in unit sales and foreign currency rates. During the three months ended June 30, 2008, our generics gross margins decreased from 49.0% to 44.8% reflecting increased sales of lower margin products including Ocella, one of our highest selling generic products, which currently carries a margin well below the margins we earn on our other Generic OC products. Our margins were also lower compared to the prior year period due to lower absorption of fixed costs as production levels were lower than in the prior year period. In addition, our gross margins were negatively impacted by the weakness of the U.S. Dollar compared to its value in the prior year.
     Generic segment cost of sales for the six months ended June 30, 2008 were $33.9 million higher than the prior period due to increases in unit sales and foreign currency rates (net of an inventory step-up charge of $32.2 million recorded in the prior period for the sale of inventory obtained in the PLIVA acquisition). During the six months ended June 30, 2008, our generics gross margins increased slightly to 47.0% from 46.7% compared to the prior year period. Our gross margins during the current period were negatively impacted by the expected lower margin earned from Ocella, as discussed above, and higher production related costs including higher inventory provisions and lower absorption of fixed costs, discussed above. In addition, gross margins were negatively impacted by the weakness of the U.S. Dollar compared to its value in the prior year.
     Proprietary: Proprietary segment cost of sales for the three months ended June 30, 2008 were $13.3 million higher than in the prior period due to increases in unit sales. During the three months ended June 30, 2008, our proprietary gross margins decreased from 77.6% to 69.3% compared to the prior year period, resulting from higher amortization costs in total and as a percentage of proprietary product sales during the three months ended June 30, 2008, and a slightly unfavorable mix of lower margin products during the current quarter.
     Proprietary segment cost of sales for the six months ended June 30, 2008 were $13.9 million higher than in the prior period due to increases in unit sales. During the six months ended June 30, 2008, our proprietary products margins decreased from 72.4% to 68.8% compared to the prior year period, resulting from higher product amortization expense as noted above and a similar unfavorable mix of lower margin products during the six month period.
     During the period ended June 30, 2008, all remaining profit-sharing and royalty obligations due to third parties for Cenestin, Diamox, Ziac, and Zebeta were achieved based on the applicable profit milestones. As a result, the gross margins from these products in future periods will be higher than margins earned historically.
Selling, General and Administrative Expense
     The following table sets forth selling, general and administrative expense for the three and six months ended June 30, 2008 and 2007 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Selling, general and administrative	$221.0	$188.0	$33.0	18%	$415.0	$367.0	$48.0	13%

Charge included in general and administrative	$—	$1.5	$(1.5)	-100%	$1.0	$8.0	$(7.0)	-88%

      Selling, general, and administrative (“SG&A”) expenses increased by $33.0 million in the three months ended June 30, 2008 as compared to the prior year period, which includes approximately $17.1 million due to changes in foreign currency rates. The remaining increase is attributed to higher sales and marketing expense of approximately $16.3 million, related to certain of our proprietary products in the U.S. and $5.7 million related to marketed generic products outside the U.S., principally related to our oncology products through our acquisition of ORCA, and in Russia. These increases were partially offset by lower general and administrative expenses of $5.0 million, primarily attributed to lower consulting expenses.
     SG&A expenses increased by $48.0 million in the six months ended June 30, 2008 as compared to the prior year period, which includes $30.0 million as a result of changes in foreign currency rates. The remaining increases include increases in selling and marketing expenses of $16.7 million related to certain proprietary products and $7.7 million related to marketing generic products in certain international markets, as discussed above. In addition, we recorded higher legal fees of $8.0 million, and information technology expenses of $6.2 million, which were more than offset by reduced consulting expenses of $13.8 million and a reduction in settlement charges of $7.0 million.
     The charges of $1.0 million and $8.0 million for the six months ended June 30, 2008 and 2007, respectively, relate to proposed settlements of anti-trust litigation.
     We expect that SG&A expenses in the second half of 2008 to be comparable to the first six months of the year.
Research and Development
     The following table sets forth research and development expenses and the write-off of acquired in-process research and development for the three and six months ended June 30, 2008 and 2007 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Research and development	$81.0	$66.0	$15.0	23%	$145.0	$129.0	$16.0	13%

Write-off of acquired in-process research and development	$—	$2.8	$(2.8)	-100%	$—	$4.4	$(4.4)	-100%

     Research and development expenses increased by $15.0 million in the three months ended June 30, 2008 as compared to the prior year period, which includes approximately $4.3 million as a result of changes in foreign currency rates. The remaining increase reflects increases of $5.3 million in bio-generic development and clinical trial costs, $3.8 million in other clinical trial costs and the write-down of certain assets totaling $1.9 million related to our Goa, India facility.
     Research and development expenses increased by $16.0 million in the six months ended June 30, 2008 as compared to the prior year period, which includes approximately $7.9 million as a result of changes in foreign currency rates. This net increase reflects increases of $8.2 million in bio-generic development and clinical trial costs, and the write-down of certain assets totaling $1.9 million, as discussed above.
     We expect that our research and development expenses will increase in the second half of 2008 as compared to the first six months of the year.
Interest Income
     The following table sets forth interest income for the three and six months ended June 30, 2008 and 2007 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Interest income	$7.0	$8.0	$(1.0)	-13%	$12.0	$19.0	$(7.0)	-37%

     The decrease in interest income for the three and six months ended June 30, 2008 is due to lower interest rates and lower average daily cash and marketable securities balances. The lower interest rates being earned reflect a decline in market rates and our decision to shift investments towards lower yielding and more conservative investments in the recent volatile markets.
Interest Expense
     The following table sets forth interest expense for the three and six months ended June 30, 2008 and 2007 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Interest expense	$27.0	$42.0	$(15.0)	-36%	$59.0	$84.0	$(25.0)	-30%

     The decrease in interest expense for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 is due primarily to lower debt balance levels and an approximate 50% decline in LIBOR rates since last year.

     The decrease in interest expense for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 is due primarily to lower debt balance levels and an approximate 30% decline in LIBOR rates since last year.
Other (Expense) Income
     The following table sets forth other (expense) income for the three and six months ended June 30, 2008 and 2007 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Other (expense) income	$—	$4.0	$(4.0)	-100%	$(8.0)	$5.0	$(13.0)	-260%

     Other (expense) income decreased by $4.0 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The decrease primarily relates to a $3.5 million gain realized in 2007 that was not repeated in 2008. The gain resulted from the unwinding of a ten-year U.S. Treasury security that was used to hedge forecast interest payments.
     Other (expense) income decreased by $13.0 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The decrease was primarily related to net foreign currency losses, including hedging activities that were incurred in the first quarter of 2008, and to prior year period net gains in treasury locks as discussed above that were not repeated in 2008.
Income Taxes
     The following table sets forth income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the three and six months ended June 30, 2008 and 2007 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Income tax expense	$48.0	$26.0	$22.0	85%	$65.0	$35.0	$30.0	86%

Effective tax rate	46.1%	35.4%			45.0%	36.8%
     The Company’s effective tax rate increased in the current quarter to 46.1% from 35.4% in the second quarter of 2007, and increased to 45.0% for the six months ended June 30, 2008 from 36.8% compared to the prior year period. The rate for both the three and six months ended June 30, 2008 was negatively impacted by a change in the mix of income between certain U.S. and foreign taxing jurisdictions, a shift in the Company’s investment portfolio from tax-exempt to taxable securities, and the loss of a U.S. research and development tax credit which expired at December 31, 2007 and has not yet been re-enacted. Partially offsetting these factors is the reduction of the tax rate in Germany. In addition, our effective tax rate during the three months ended June 30, 2007 benefitted from the enactment of the research and development incentive in Croatia, retroactive to the beginning of 2007.
     During the quarter, the Company adjusted its balance of unrecognized tax benefits for examinations that were either settled or in progress. A portion of these adjustments were recorded to goodwill associated with the PLIVA acquisition.

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
Operating Activities
     Our operating cash flow for the six months ended June 30, 2008 was $169 million, up from $149 million in the prior year period. Our cash flows for the current period include the $53 million payment we received under our agreement with Allergan. This increase is also attributable to the add back to earnings of $29 million of non-cash adjustments, including $23 million of depreciation and amortization. Offsetting these increases were changes in working capital which lowered our operating cash flows by $32 million primarily due to lower cash receipts due to the timing of our product sales which were partially offset by changes in other working capital items including lower payments to third parties on accounts payable and other accrued expenses as well as lower net income taxes payable.
Investing Activities
     Our net cash provided by investing activities was $168 million for the six months ended June 30, 2008 as compared to $24 million in the prior year. The major components of our investing activities that generated positive cash flow were higher net proceeds from sales of marketable securities in the current period of $250 million as compared to net sales of marketable securities of $123 million during the prior year period. This reflects our decision to shift investments towards lower yielding and more conservative investments in the recent volatile market.
     Our investing activities for the six months ended June 30, 2008 also reflect cash expended in connection with investments in capital expenditures of $62 million, settlement of derivative instruments of $22 million relating to hedging activities, and minimum required contingent purchase price payments relating to our ORCA acquisition of $13 million. Offsetting these expenditures were proceeds of $8 million received from the sale of land and buildings and $3 million of proceeds received representing an installment payment relating to the December 2007 sale of our Spanish subsidiary. Our investments in capital include upgrades and expansions to our property, plant and equipment and technology investments. These investments will expand our production, laboratory, warehouse and distribution capacity in our facilities and were designed to help ensure that we have the facilities necessary to manufacture, test, package and distribute our current and future products.
     We expect that our capital investments in 2008 will be between $150 million and $175 million. A significant amount of these investments will be in support of a new biopharmaceutical manufacturing facility in Croatia, as well as other investments in our manufacturing facilities in Europe. In addition, we expect continued investment in facilities and information technology projects supporting global quality initiatives to ensure that we have a platform to properly manage and grow our global business.
Financing Activities
     Net cash used in financing activities during the six months ended June 30, 2008 was $74 million compared to $200 million in the prior year period. The decrease in net cash used in financing activities in the current period primarily reflects the result of the refinancing of the PLIVA debt including the proceeds from the unsecured credit facility (“Term Loan”). During the six months ended June 30, 2008 we made the scheduled $100 million principal payment on our $1.75 billion five-year term facility and plan to make the same quarterly payments (totaling $100 million) for this term facility in the remainder of 2008.
     On April 17, 2008, we drew down $285 million from our $300 million revolving credit facility to refinance all existing debt instruments of PLIVA and its subsidiaries. These PLIVA debt instruments were repaid in full by the end of April 2008.

     On June 19, 2008, we entered into an unsecured credit facility (“Term Loan”) and drew $300 million under a five-year term facility. This Term Loan bears interest at variable rates of LIBOR plus 150 basis points (4.30063% at June 30, 2008). We used the funds from the new term loan to repay our outstanding revolving credit facility and restore our liquidity under our revolving credit facility. Repaying PLIVA’s debt and centralizing our debt in the United States allows us to have greater operating flexibility, increased tax efficiency and extended debt maturity.
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
     On March 19, 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS 161 requires: disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-referenced from the derivative footnote to other footnotes in which derivative-related information is disclosed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. We are currently evaluating the impact of the adoption of this statement on our consolidated financial statements.
     On April 25, 2008 the FASB issued FASB Staff Position (“FSP”) SFAS 142-3 (“FSP 142-3”). FSP 142-3 amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years ending after December 15, 2008. Early adoption FSP 142-3 is prohibited. We are currently evaluating the impact of the the application of FSP 142-3 on our consolidated financial statements.
Forward-Looking Statements
     The preceding sections contain a number of forward-looking statements. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-

looking statements can be identified by their use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, in no particular order:
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
Interest Rate Risk
     Our exposure to interest rate risk relates primarily to our investment portfolio of approximately $554.3 million and borrowings under our credit facilities of approximately $2.0 billion. Our investment portfolio consists principally of cash and cash equivalents, municipal bonds, and market auction debt securities primarily classified as “available for sale.” The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in a variety of high credit quality debt securities, including U.S., state and local government obligations and money market funds. Over 94% of our portfolio matures in less than three months. In the case of market auction rate securities, is subject to an interest-rate reset date that occurs within 90 days. The recent uncertainty in the credit markets has prevented us and other investors from liquidating holdings of market auction debt securities in recent auctions because the amount of market auction debt securities submitted for sale has exceeded the amount of purchase orders. In January 2008, we began liquidating our holdings in market auction debt securities and not reinvesting proceeds in those securities. However, we were not able to liquidate all our market auction debt securities because the auctions failed. As a result, on June 30, 2008, we held $29.4 million in market auction debt securities. Of this amount, $10.9 million were redeemed at par value in July 2008. We reclassified the remaining $18.5 million of securities as long-term as of June 30, 2008 on the condensed consolidated balance sheet to reflect the uncertainty about our ability to liquidate the investments over the next twelve months. Despite these failed auctions, there have been no defaults on the underlying securities, and interest income on these holdings continues to be received on scheduled interest payment dates. As a result, we now earn premium interest rates on the failed auction investments (currently earning 2.54% to 3.12% on a tax-free basis). If the issuers of these securities are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments to reflect other than temporary declines in their value. We have historically valued these securities at par, because this is the value we received when trading them in the established market. In assessing the fair value of these securities, we determined market input comparability based on an analysis of similar security current market data factors. As a result of such assessment, we believe that the fair value of these securities continues to be par. Therefore, we have not adjusted the recorded value of these securities. We will re-evaluate these securities each quarter for any possible temporary or permanent adjustments to their value.
     We manage the interest rate risk of our net portfolio of investments and debt with the use of financial risk management instruments or derivatives, including interest rate swaps and forward rate agreements.
     As of June 30, 2008, a 10% increase in interest rates would have increased the net interest expense of our combined investment, debt and financial risk management portfolios by $3.5 million.
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
     As of June 30, 2008, a 10% depreciation in the value of the U.S. dollar would have resulted in a decrease of $4.9 million in the fair value of the Company’s foreign exchange risk management instruments. These movements would have been offset by movements in the fair value in the opposite direction of the underlying transactions and balance sheet items being hedged.
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
     At the conclusion of the six-month period ended June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 4. Submissions of Matters to a Vote of Security Holders
     The Annual Meeting of the Shareholders of Barr Pharmaceuticals, Inc. was held on May 15, 2008. Of the 109,743,616 shares entitled to vote, 95,335,848 shares were represented at the meeting, either in person or by proxy. The meeting was held for the following purposes:
     To elect six directors. All six nominees were elected based on the following votes cast:

Director	For:	Withheld:
Harold Chefitz	93,246,446	2,089,402
Bruce L. Downey	91,489,477	3,486,371
Richard Frankovic	93,621,602	1,714,246
James Gilmore	87,722,033	7,613,815
Peter Seaver	88,840,952	6,494,896
George P. Stephan	90,981,033	4,354,815
To ratify the Audit Committee’s selection of Deloitte & Touche LLP, an independent registered public accounting firm, as independent auditors for the fiscal year ending December 31, 2008, and the result of such vote was as follows:

			Broker
For:	Against:	Abstained:	Non-votes
91,588,715	2,808,230	938,903	—
To amend the Company’s Certificate of Incorporation to delete the plurality voting standard for the election of directors, and the result of such vote was as follows:

			Broker
For:	Against:	Abstained:	Non-votes
96,501,373	2,686,828	1,147,647	—

Item 6. Exhibits

Exhibit No.	Description

10.1	Amended and Restated Employment Agreement with Bruce L. Downey, dated as of July 15, 2008 (1)

10.2	Amended and Restated Employment Agreement with G. Frederick Wilkinson, dated as of July 15, 2008 (2)

10.3	Amended and Restated Employment Agreement with Frederick J. Killion, dated as of July 15, 2008 (3)

10.4	Amended and Restated Employment Agreement with William T. McKee, dated as of July 15, 2008 (4)

10.5	Amended and Restated Employment Agreement with Michael J. Bogda, dated as of July 15, 2008

10.6	Amended and Restated Employment Agreement with Jane F. Greenman, dated as of July 15, 2008

10.7	Amended and Restated Employment Agreement with Sigurd Kirk, dated as of July 15, 2008

10.8	Amended and Restated Employment Agreement with Christine A. Mundkur, dated as of July 15, 2008

10.9	Amended and Restated Employment Agreement with Timothy B. Sawyer, dated as of July 15, 2008

31.1	Certification of Bruce L. Downey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William T. McKee pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Previously filed with the Securities and Exchange Commission on July 18, 2008 as an Exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

2.	Previously filed with the Securities and Exchange Commission on July 18, 2008 as an Exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

3.	Previously filed with the Securities and Exchange Commission on July 18, 2008 as an Exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

4.	Previously filed with the Securities and Exchange Commission on July 18, 2008 as an Exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARR PHARMACEUTICALS, INC.
Dated: August 7, 2008	/s/ Bruce L. Downey
Bruce L. Downey
Chairman of the Board and Chief Executive Officer

/s/ William T. McKee
William T. McKee
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Sigurd Kirk
Sigurd Kirk
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)