Form 10-Q
period 2008-09-30
BARR PHARMACEUTICALS INC
filed 2008-11-06
CIK 10081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2008, the registrant had 109,445,530 shares of $0.01 par value common stock outstanding.

BARR PHARMACEUTICALS, INC.

Part I. CONDENSED FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$587	$246
Marketable securities	15	288
Accounts receivable, net	594	497
Other receivables	91	86
Inventories	431	454
Deferred income taxes	62	74
Prepaid expenses and other current assets	88	58

Total current assets	1,868	1,703

Property, plant and equipment, net	1,088	1,112
Deferred income taxes	29	40
Marketable securities	19	17
Other intangible assets, net	1,360	1,483
Goodwill	286	286
Other assets	118	117
Long-term assets held for sale	1	4

Total assets	$4,769	$4,762

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$156	$152
Accrued liabilities	304	291
Current portion of long-term debt and capital lease obligations	231	298
Income taxes payable	15	37
Deferred tax liabilities	2	2

Total current liabilities	708	780

Long-term debt and capital lease obligations	1,715	1,782
Deferred tax liabilities	161	193
Other liabilities	88	103

Commitments & contingencies (Note 17)

Minority interest	28	38

Shareholders’ equity:
Preferred stock, $1 par value per share; authorized 2,000,000; none issued	—	—
Common stock, $.01 par value per share; authorized 200,000,000; issued 112,405,582 and 110,783,167 at September 30, 2008 and December 31, 2007	1	1
Additional paid-in capital	772	682
Retained earnings	1,117	1,006
Accumulated other comprehensive income	280	278
Treasury stock at cost: 2,972,997 shares at September 30, 2008 and December 31, 2007	(101)	(101)

Total shareholders’ equity	2,069	1,866

Total liabilities, minority interest and shareholders’ equity	$4,769	$4,762

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Product sales	$695	$559	$1,935	$1,706
Alliance and development revenue	33	33	158	94
Other revenue	9	10	31	32

Total revenues	737	602	2,124	1,832

Costs and expenses:
Cost of sales	342	267	970	841
Selling, general and administrative	234	190	649	557
Research and development	69	62	214	191
Write-off of acquired in-process research and development	—	1	—	5

Earnings from operations	92	82	291	238

Interest income	3	8	15	27
Interest expense	24	38	83	122
Other (expense) income, net	(11)	8	(19)	13

Earnings before income taxes and minority interest	60	60	204	156

Income tax expense	26	15	91	50
Minority interest income (loss), net of taxes	—	—	1	(2)

Net earnings from continuing operations	34	45	114	104

Net loss from discontinued operations, net of taxes	(3)	(6)	(3)	(8)

Net earnings	$31	$39	$111	$96

Basic:
Earnings per common share — continuing operations	$0.31	$0.42	$1.05	$0.97
Loss per common share — discontinued operations	(0.03)	(0.05)	(0.03)	(0.07)

Net earnings per common share — basic	$0.28	$0.37	$1.02	$0.90

Diluted:
Earnings per common share — continuing operations	$0.31	$0.41	$1.04	$0.95
Loss per common share — discontinued operations	(0.03)	(0.05)	(0.03)	(0.07)

Net earnings per common share — diluted	$0.28	$0.36	$1.01	$0.88

Weighted average shares — basic	109	107	109	107

Weighted average shares — diluted	111	109	110	109

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$111	$96
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	243	221
Deferred revenue	(5)	(5)
Minority interest (income) loss	(1)	2
Stock-based compensation expense	25	23
Excess tax benefits from stock-based compensation	(13)	8
Deferred income tax benefit	(38)	(49)
Loss on derivative instruments, net	14	9
Loss on sale of discontinued operations	3	—
Other	(3)	(1)
Write-off of in-process research and development associated with acquisitions	—	5
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable and other receivables, net	(117)	66
Inventories	16	(42)
Prepaid expenses	14	9
Other assets	4	(2)
Increase (decrease) in:
Accounts payable, accrued liabilities and other liabilities	15	(67)
Income taxes payable	(19)	(16)

Net cash provided by operating activities	249	257

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(88)	(80)
Proceeds from sales of property, plant and equipment	8	1
Proceeds from sale of discontinued operations	3	—
Acquisitions, net of cash acquired	(14)	(87)
Settlement of derivative instruments	(11)	(3)
Purchases of marketable securities	(149)	(1,635)
Sales of marketable securities	419	2,032
Investment in debt securities	—	(2)
Other	6	—

Net cash provided by investing activities	174	226

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	(729)	(617)
Proceeds from long-term debt	585	71
Excess tax benefits from stock based compensation	13	8
Dividends paid to minority interest shareholders	(6)	—
Proceeds from exercise of stock options, employee stock purchases and warrants	53	27
Other	—	1

Net cash used in financing activities	(84)	(510)

Effect of exchange-rate changes on cash and cash equivalents	2	7

Increase (decrease) in cash and cash equivalents	341	(20)
Cash and cash equivalents at beginning of period	246	232

Cash and cash equivalents at end of period	$587	$212

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BARR PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     Barr Pharmaceuticals, Inc. (“Barr” or the “Company”) is a Delaware holding company whose principal subsidiaries are Barr Laboratories, Inc., Duramed Pharmaceuticals, Inc. (“Duramed”) and PLIVA d.d. (“PLIVA”). The accompanying unaudited interim condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements of Barr Pharmaceuticals, Inc. and its subsidiaries and the accompanying notes that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company prepared these condensed consolidated financial statements following the requirements of the Securities and Exchange Commission and generally accepted accounting principles in the United States (“GAAP”) for interim reporting. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of those that are normal and recurring) that are necessary, in the judgment of management, for a fair presentation of such statements in conformity with GAAP.
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
     Certain amounts in the Company’s prior-period condensed consolidated financial statements have been reclassified to conform to the presentation for the three and nine months ended September 30, 2008. Such amounts include the Company’s reclassification of assets held for sale and discontinued operations. See Note 6.
2. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurements. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for items within the scope of FSP 157-2. Effective for 2008, the Company has adopted SFAS 157 in accordance with FSP 157-2. The partial adoption of SFAS 157 did not have a material impact on its condensed consolidated financial statements but additional disclosures were required. See Note 8.
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
     In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), Business Combinations (revised), replacing SFAS No. 141 (“SFAS 141”), Business Combinations. This new statement requires additional assets and assumed liabilities to be measured at fair value when acquired in a business combination as compared to the original pronouncement. SFAS 141(R) also requires liabilities related to contingent consideration to be re-measured to fair value each reporting period, acquisition-related costs to be expensed and not capitalized and acquired in-process research and development to be capitalized as an indefinite lived intangible asset until completion or abandonment of project. SFAS 141(R) requires prospective application for business combinations consummated in fiscal years beginning on or after December 15, 2008. This statement does not allow for early adoption. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial statements.
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
     On March 19, 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS 161 requires: disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-references from the derivative footnote to other footnotes in which derivative-related information is disclosed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently evaluating the impact of the application of SFAS 161 on its consolidated financial statements.
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

3. Earnings Per Share
     The following is a reconciliation of the numerators and denominators used to calculate earnings per common share (“EPS”) as presented in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(table in millions, except per share data)	2008	2007	2008	2007
Numerator for basic and diluted earnings (loss) per share
Net earnings from continuing operations	$34	$45	$114	$104
Net loss from discontinued operations	(3)	(6)	(3)	(8)

Net earnings	$31	$39	$111	$96

Denominator: Weighted average shares — basic	109	107	109	107

Earnings per common share — continuing operations	$0.31	$0.42	$1.05	$0.97
Loss per common share — discontinued operations	(0.03)	(0.05)	(0.03)	(0.07)

Earnings per common share — basic	$0.28	$0.37	$1.02	$0.90

Denominator: Weighted average shares — diluted	111	109	110	109

Earnings per common share — continuing operations	$0.31	$0.41	$1.04	$0.95
Loss per common share — discontinued operations	(0.03)	(0.05)	(0.03)	(0.07)

Earnings per common share — diluted	$0.28	$0.36	$1.01	$0.88

Calculation of weighted average common shares — diluted

Weighted average shares — basic	109	107	109	107
Effect of dilutive options	2	2	1	2

Weighted average shares — diluted	111	109	110	109

Not included in the calculation of diluted earnings per-share because their impact is antidilutive:
Stock options outstanding (amounts in thousands)	72	928	2,076	1,912
4. Merger agreement with Teva Pharmaceutical Industries Ltd.
     On July 17, 2008, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Teva Pharmaceutical Industries Ltd. (“Teva”), pursuant to which, upon consummation of the merger, the Company will become a wholly owned subsidiary of Teva.
     Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, stockholders of the Company will be entitled to receive $39.90 in cash and 0.6272 ordinary shares of Teva for each share of the Company’s common stock. The Teva shares will trade in the United States in the form of American Depositary Shares, evidenced by American Depositary Receipts. Also, each outstanding Company stock option and stock appreciation right (other than those stock options held by non-employee directors) will be converted into an amount in cash per share subject to such stock option or stock appreciation right equal to the excess, if any, of $66.50 over the exercise price per share.
     The Merger Agreement may be terminated under certain circumstances, including if the Company’s Board of Directors determines to accept an unsolicited superior proposal prior to approval of the merger by the Company’s stockholders, provided that Teva has first been given three business days’ prior notice, and the opportunity to negotiate in good faith to make such adjustments to the terms and conditions of the Merger Agreement such that the new proposal would no longer constitute a superior proposal. If the Merger Agreement is terminated by the Company under certain circumstances, the Company will be required to pay Teva a termination fee of $200 million.
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
     The Company is aware of two lawsuits that have been filed seeking to challenge the merger: Laborers Local 235 Pension Fund v. Barr Pharmaceuticals Inc., et al., Docket No. C-260-08 (N.J. Chancery Division, Bergen County) (the “Laborers Local Action”), which was filed on July 18, 2008 in the New Jersey Superior Court, Chancery Division; and Carter v. Barr Pharmaceuticals, Inc., et al., Docket No. C-269-08 (N.J. Chancery Division, Bergen County) (the “Carter Action”), which was filed on July 21, 2008 in the New Jersey Superior Court, Chancery Division. Both actions seek to challenge the merger and the merger agreement on behalf of a putative class consisting of all holders of the Company’s stock who allegedly have been or will be harmed by the merger. Both complaints name the Company and the six members of its Board of Directors as defendants (the “Barr Defendants”). The Carter Action complaint also names Teva Pharmaceutical Industries Ltd. (“Teva”) as a defendant. The actions generally assert that the Barr Defendants breached fiduciary duties by allegedly agreeing to sell the Company without attempting to maximize shareholder value and by allegedly favoring Teva over other potential bidders. The Carter Action complaint also alleges that Teva aided and abetted the directors in breaching their respective fiduciary duties. Plaintiffs in both complaints seek to obtain class certification and enjoin the transaction, among other things. On July 31, 2008, an amended complaint was filed in the Laborers Local Action substituting Hollywood Police Pension Fund as plaintiff in that action. As of October 14, 2008, the Company, the individual defendants, and Teva reached an agreement in principle with the plaintiffs to settle the lawsuits. Pursuant to this agreement in principle, the defendants agreed to make various additional disclosures that are included in the Company’s proxy statement/prospectus, although neither Teva or Barr makes any admission that the additional disclosures are material. In addition, as part of the proposed settlement, the defendants deny all allegations of wrongdoing. The settlement would be subject to customary conditions, including court approval following notice to members of the proposed settlement class and consummation of the merger. If finally approved by the court, the settlement would be expected to resolve all of the claims that were or could have been brought on behalf of the proposed settlement class in the actions being settled, including all claims relating to the merger, the merger agreement and any disclosures made in connection therewith. Final judicial approval of such a settlement could occur after the completion of the merger.
     On October 16, 2008, the Company announced that a special meeting of shareholders to vote on the proposed acquisition of the Company by Teva has been set for November 21, 2008. In addition, the Company’s Board of Directors approved October 10, 2008 as the record date for the special meeting.
5. Acquisitions and Business Combinations
     O.R.C.A. pharm GmbH
     On September 5, 2007, the Company acquired 100% of the outstanding shares of O.R.C.A. pharm GmbH (“ORCA”), a privately-owned specialty pharmaceutical company focused on the oncology market in Germany. In accordance with SFAS No. 141 (“SFAS 141”), Business Combinations, the Company used the purchase method to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed from ORCA were recorded at the date of acquisition at their respective fair values. The purchase price at September 5, 2007 was approximately $43 million, including minimum future payments due in 2008 and 2009. The Company may also be required to pay up to an additional $9.7 million based on the achievement of defined performance milestones for 2008. The operating results of ORCA are included in the condensed consolidated financial statements subsequent to the September 5, 2007 acquisition date. The final fair value of the assets and liabilities acquired on September 5, 2007, including adjustments made during the purchase price allocation period, are as follows:

$ in millions
Inventory	$3
Products acquired	29
Goodwill	10
Other assets	6
Liabilities	(4)

Total	$44

     The Company has finalized the valuation and completed the purchase price allocation for the ORCA acquisition. Under the guidance of SFAS 141, this acquisition was treated as an immaterial acquisition. As an immaterial acquisition, pro-forma financial statements are not required to be presented.
6. Assets Held for Sale and Discontinued Operations
     The Company has decided to divest or exit its operations in Goa, India. As a result, as of September 30, 2008, the assets and liabilities relating to the Goa operations met the “held for sale” criteria of SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long Lived Assets. The Company expects to sell these assets and the related liabilities held for sale within one year. This divestiture does not meet the definition of discontinued operations due to migration of cash flows. The Company’s operations in Goa are part of its generic pharmaceuticals segment. During the nine months ended September 30, 2008, the Company recorded impairment charges of approximately $2.7 million related to the Goa facility. These expenses were charged to the selling, general and administrative, and research and development expense lines in the condensed consolidated statement of operations.

     The following amounts of assets for Goa have been segregated and included in assets held for sale on the Company’s condensed consolidated balance sheet as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
$ in millions	2008	2007
Property, plant and equipment, net	$1	$4

Long-term assets held for sale	$1	$4

     During 2007, the Company sold its operations in Spain and Italy, and its Veterina business. For the three and nine months ended September 30, 2007, the Company has segregated from continuing operations and included in discontinued operations, net of taxes, in the condensed consolidated statement of operations, the following:

	Three Months Ended				Nine Months Ended
	September 30, 2007				September 30, 2007
$ in millions	Italy	Spain	Veterina	Total	Italy	Spain	Veterina	Total
Revenues
Generics	$2	$4	$–	$6	$8	$18	$–	$26
Other	–	–	8	8	–	–	24	24

Total net revenues of discontinued operations	$2	$4	$8	$14	$8	$18	$24	$50

Loss before income taxes and minority interest	$(1)	$(3)	$(3)	$(7)	$(2)	$(4)	$(2)	$(8)

Loss from discontinued operations- net of tax	$(1)	$(3)	$(2)	$(6)	$(2)	$(4)	$(2)	$(8)

     The agreement of sale for our operations in Spain includes an indemnification from the Company to the buyer for certain liabilities as well as a mechanism to adjust the purchase price based on the level of working capital at closing. The losses of $3 million from discontinued operations for the three and nine months ended September 30, 2008 include a charge reflecting costs the Company incurred under these provisions.
7. Investments in Marketable Securities
     Investments in Marketable Securities and Debt
     Trading Securities
     The fair value of marketable securities classified as trading at each of September 30, 2008 and December 31, 2007 was $4 million, which is included as a component of current marketable securities. Net gains on trading securities for the nine months ended September 30, 2007 were $1 million. This amount is included as a component of other (expense) income.
     Available-for-Sale Securities
     Available-for-sale equity securities include amounts invested in connection with the Company’s excess 401(k) and other deferred compensation plans of $10 million and $12 million at September 30, 2008 and December 31, 2007, respectively.
     Available-for-sale debt securities at September 30, 2008 include $18.6 million in market-auction debt securities. The market auction debt securities have auction rate reset dates ranging from October 15, 2008 to October 27, 2008 with underlying maturity dates ranging from January 1, 2016 to November 15, 2027.
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
     The recent uncertainties in the credit markets have prevented the Company and other investors from liquidating holdings of market auction debt securities in recent auctions because the amount of market auction debt securities submitted for sale has exceeded the amount of purchase orders. In 2008, the Company decided to liquidate its holdings and not reinvest in market auction debt securities in order to intentionally reduce exposure to these instruments. At September 30, 2008, the Company held $18.6 million in market auction debt securities as these securities have not been liquidated due to failed auctions. Of this amount, $0.8 million were redeemed at par value in October 2008. The remaining $17.8 million of securities are classified as long-term as of September 30, 2008 on the condensed consolidated balance sheet.
     Despite these failed auctions, there have been no defaults on the underlying securities, and interest income on these holdings continues to be received on scheduled interest payment dates. As a result, the Company now earns premium interest rates on the failed auction investments (currently earning 3.3% to 4.3% on a tax-free basis). If the issuers of these securities are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to adjust the carrying value of these investments to reflect other-than-temporary declines in their value.
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
     Based on the Company’s ability to access its cash and other short-term investments, its expected operating cash flows and its other sources of cash including availability under its $300 million revolving credit facility, the Company does not anticipate that the lack of liquidity in its remaining holdings of market auction debt securities will affect its ability to operate its business.
     The amortized cost, gross unrealized gains and losses recorded as a component of other comprehensive income, and estimated market values for available-for-sale securities at September 30, 2008 and December 31, 2007 are as follows:

	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
$ in millions	Cost	Gains	(Losses)	Value
September 30, 2008
Debt securities	$19	$—	$—	$19
Equity securities	12	—	(1)	11

	$31	$—	$(1)	$30

December 31, 2007
Debt securities	$288	$—	$—	$288
Equity securities	12	1	—	13

	$300	$1	$—	$301

8. Fair Value Measures
     On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS 157 applies to all financial instruments that are measured and reported on a fair value basis. This includes items currently reported in “marketable securities” (current and long-term) on the condensed consolidated balance sheet as well as financial instruments reported in “other assets” and “other liabilities” that are reported at fair value.
     As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the

Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
•	Level 1 primarily consists of financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access (examples include active exchange-traded equity securities, exchange-traded derivatives, most U.S. Government and agency securities, and certain other sovereign government obligations).

•	Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market, and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include market auction debt securities and non-exchange-traded derivatives such as interest rate swaps.

•	Level 3 is comprised of financial assets and liabilities, which include the Company’s equity interest in venture funds, whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.
     In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.
     The following table presents the Company’s fair value hierarchy for those financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008.

	Fair Value Measurements on a Recurring Basis
	as of September 30, 2008
	Level 1	Level 2	Level 3
	Quoted prices	Significant
	in Active	Other	Significant	Balance at
	Markets for	Observable	Unobservable	September 30,
$ in millions	Identical Items	Inputs	Inputs	2008

Assets:
U.S. T-Bills (1)	$116	$—	$—	$116
Marketable securities — trading (2)	4	—	—	4
Marketable securities — available for sale (3)	11	19	—	30
Venture fund investments (4)	—	—	17	17
Derivative instruments (5)	—	4	—	4

Total assets at fair value	$131	$23	$17	$171

Liabilities:
Derivative instruments (5)	$—	$(22)	$—	$(22)

(1)	Represents quoted market prices from broker or dealer quotations.

(2)	Represents trading investments, which are included as a component of current marketable securities.

(3)	Represents available-for-sale securities that are at par value, which is equivalent to fair value.

(4)	Represents investments that are accounted for under the equity method, comprised of investments in venture funds.

(5)	Represents financial instrument assets or liabilities used in hedging activities.
The following table represents the Level 3 significant unobservable input components:

Fair value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Venture Fund
$ in millions	Investments

Beginning balance January 1, 2008	$20
Total gains or losses (realized/unrealized)	(2)
Purchase issuance or settlements	4
Distribution	(5)

Ending balance September 30, 2008	$17

     The Level 3 fair value disclosure above relates to the Company’s equity interest in venture funds, which are recorded at fair value. The venture funds value their underlying investments based on a combination of recent trading activity and discounted cash flow valuations.
9. Derivative Instruments
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

     During 2007, as reflected in the table below, the Company entered into pay-fixed, receive-floating interest rate swap agreements, effectively converting $625 million of variable-rate debt under unsecured senior credit facilities to fixed-rate debt. The objective of the hedge is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged. With the hedge in place, the sole source of variability to the Company is the interest payments it receives based on changes in LIBOR. The swaps are accounted for in accordance with SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities.
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
     These derivative instruments are designated as cash flow hedges with the related gains or losses recorded in other comprehensive income (net of tax) with an offsetting amount included in other non-current liabilities. The Company incurred gains (losses) on these derivative instruments of $2 million and $(5) million for the nine months ended September 30, 2008 and 2007, respectively.
     The Company estimates that approximately $6 million of the net losses at September 30, 2008 will be reclassified into interest expense over the next twelve months.
     The terms of the interest rate swap agreements that are still in effect as of September 30, 2008 are shown in the following table:
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
     The Company entered into foreign exchange forward contracts that serve as economic hedges of certain forecast foreign currency transactions occurring at various dates through 2008. At September 30, 2008, none of the Company’s remaining foreign exchange derivatives were eligible for hedge accounting, resulting in their changes in fair value being included in the Company’s condensed consolidated statement of operations. For the nine months ended September 30, 2008, these changes in fair value resulted in a net change to other expense of $14 million as compared to $7 million in the prior year period. These charges have been partially offset by the change in the mark-to-market value of the underlying exposure that it is hedging.
     All foreign exchange derivative instruments described above are measured at fair value and are reported as assets or liabilities on the condensed consolidated balance sheet. Changes in fair value are reported in net income (loss). Economically, the gains or losses realized on these instruments at maturity are intended to offset the losses or gains of the transactions which they are hedging.

     The table below summarizes the respective fair values of the derivative instruments described above at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
$ in millions	Assets	Liabilities	Assets	Liabilities

Interest rate swap	$—	$(15)	$—	$(17)
Foreign exchange forward contracts	4	(7)	—	—

Total	$4	$(22)	$—	$(17)

10. Inventories
     Inventories consist of the following:

	September 30,	December 31,
$ in millions	2008	2007

Raw materials and supplies	$141	$166
Work-in-process	95	77
Finished goods	195	211

Total inventories	$431	$454

     At September 30, 2008 and December 31, 2007, $55 million and $47 million, respectively, of inventory, principally raw materials, is classified as “other assets” as such inventory is not expected to be sold within 12 months of the applicable period. Included in inventory is $13 million and $27 million at September 30, 2008 and December 31, 2007, respectively, of pre-launch inventory related to products that have not yet received the requisite regulatory approvals for commercial launch.
11. Goodwill and Other Intangible Assets
     Goodwill at September 30, 2008 and December 31, 2007 was as follows:

	Generic	Proprietary
$ in millions	Pharmaceuticals	Pharmaceuticals	Total

Goodwill balance at December 31, 2007	$238	$48	$286

PLIVA d.d. goodwill adjustments	2	(3)	(1)
Currency translation effect	—	—	—
Additional purchase price of ORCA	1	—	1

Goodwill balance at September 30, 2008	$241	$45	$286

     Intangible assets at September 30, 2008 and December 31, 2007 consist of the following:

	September 30,			December 31,
	2008			2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
$ in millions	Amount	Amortization	Amount	Amount	Amortization	Amount

Finite-lived intangible assets:
Product licenses	$45	$24	$21	$45	$21	$24
Product rights	1,460	338	1,122	1,456	218	1,238
Land use rights	109	3	106	106	1	105
Other	40	19	21	43	16	27

Total amortized finite-lived intangible assets	1,654	384	1,270	1,650	256	1,394

Indefinite-lived intangible assets - tradenames:	90	—	90	89	—	89

Total identifiable intangible assets	$1,744	$384	$1,360	$1,739	$256	$1,483

     The Company’s product licenses, product rights, land use rights and other finite lived intangible assets have weighted average useful lives of approximately 10, 12, 99 and 10 years, respectively. Amortization expense associated with these acquired intangibles was $41 million and $40 million for the three months ended September 30, 2008 and 2007, respectively, and $136 million and $121 million for the nine months ended September 30, 2008 and 2007, respectively.
     The Company reviews the carrying value of its goodwill and indefinite lived intangible assets for impairment annually and whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. Fair value is defined as the market price. If the market price is not available, fair value is estimated based on the present value of future cash flows. Such evaluation last took place as of July 1, 2007, with no impairment deemed required.
     The annual estimated amortization expense for the next five calendar years on finite-lived intangible assets is as follows:

$ in millions
Years Ending December 31,
2009	$146
2010	$147
2011	$137
2012	$126
2013	$118
     Included in the finite-lived intangible assets table above are product rights to over 200 intangible assets acquired by the Company over the past five years. The following table disaggregates the values of these product rights into therapeutic categories as of September 30, 2008:

	September 30, 2008
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
$ in millions	Amount	Amortization	Amount	Period

Therapeutic Category

Contraception	$383	$98	$285	18
Antibiotics, antiviral & anti-infectives	236	56	180	10
Cardiovascular	228	54	174	10
Psychotherapeutics	187	42	145	12
Other (1)	426	88	338	10

Total product rights	$1,460	$338	$1,122

(1)	“Other” includes numerous therapeutic categories, none of which exceeds 10% of the aggregate net book value of product rights.
12.	Debt
     A summary of outstanding debt is as follows:

	September 30,	December 31,
$ in millions	2008	2007

Credit facilities (a)	$1,943	$1,800
Note due to WCC shareholders (b)	—	7
Obligation under capital leases (c)	2	2
Fixed rate bonds (d)	—	113
Dual-currency syndicated credit facility (d)	—	24
Euro commercial paper program (d)	—	78
Dual-currency term loan facility (d)	—	25
Multi-currency revolving credit facility (d)	—	29
Other	1	2

	1,946	2,080
Less: current installments of debt and capital lease obligations	231	298

Total long-term debt	$1,715	$1,782

     Principal maturities of existing long-term debt and amounts due on capital leases for the period set forth in the table below are as follows:

$ in millions
Twelve Months Ending September 30,	Total
2010	$231
2011	230
2012	1,081
2013	173
2014	—
Thereafter	—

Total principal maturities and amounts due on long term debt and capital obligations	$1,715

(a)	In connection with the closing of the PLIVA acquisition, on October 24, 2006, the Company entered into unsecured senior term and revolving credit facilities (the “2006 Credit Facilities”) and drew $2 billion under a five-year term loan (the “2006 Term Loan”) and $416 million under a 364-day term facility. The Company repaid in full the 364-day term facility during 2007. The 2006 Term Loan had an outstanding principal balance of $1.65 billion at September 30, 2008, bearing interest at LIBOR plus 75 basis points (4.51188% at September 30, 2008). The Company is obligated to repay the 2006 Term Loan in 18 consecutive quarterly installments of $50 million, with the balance of $1.1 billion due at maturity in October 2011. The Company also has a $300 million revolving credit facility available under the 2006 Credit Facilities that matures in October 2011 (the “Revolver”), with amounts drawn thereunder bearing interest at LIBOR plus 60 basis points and a facility fee of 15 basis points.

In April 2008, the Company drew down $285 million from the Revolver to repay debt instruments of PLIVA and its subsidiaries (noted in (d) below). In June 2008, the Company entered into a $300 million unsecured five-year term facility (the “2008 Term Loan”) and drew down $300.0 million at that time. The Company used the borrowings under the 2008 Term Loan to repay amounts outstanding under the Revolver. As a result, at September 30, 2008, no amounts were outstanding under the Revolver. At September 30, 2008, the 2008 Term Loan had an outstanding principal balance of $292.5 million, bearing interest at LIBOR plus 150 basis points (5.26188% at September 30, 2008). The Company is obligated to repay the 2008 Term Loan in 19 consecutive quarterly installments of $7.5 million, with the balance of $157.5 million due at maturity in June 2013.

The 2006 Credit Facilities and the 2008 Term Loan include customary covenants, including financial covenants limiting the total indebtedness of the Company on a consolidated basis. In addition, both facilities contain events of default provisions, including upon a change of control. See Note 4.

On October 27, 2008, the Company and its lenders under the 2006 Credit Facilities and the 2008 Term Loan agreed to amend the applicable credit agreements to permit those debt facilities to remain in place following the closing of Teva’s pending acquisition of the Company. In the amendments, the lenders agreed to waive their respective rights to call the Company’s debt upon the change in control that will be caused by Teva’s acquisition of the Company. As part of the amendments, effective upon closing, Teva will guarantee the obligations of the borrowers under the facilities. In the event Teva’s acquisition of the Company does not close, Teva has agreed to reimburse Barr for any fees and expenses Barr incurred in connection with the amendments. See Note 4.

(b)	In February 2004, the Company acquired all of the outstanding shares of Women’s Capital Corporation (“WCC”). In connection with that acquisition, the Company issued a four-year, $7 million promissory note to WCC’s former shareholders bearing interest at 2%. The entire principal amount and all accrued interest was paid in full in February 2008.

(c)	The Company has certain capital lease obligations for machinery, equipment, and buildings in the United States and the Czech Republic.

(d)	As discussed in (a) above, in April 2008, the Company drew down $285 million from its Revolver to repay in full these debt instruments of PLIVA and its subsidiaries.
13. Accumulated Other Comprehensive Income
     Comprehensive income is defined as, for an applicable period, the total change in shareholders’ equity other than from transactions with shareholders. For the Company, comprehensive income is comprised of the line items set forth in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2008	2007	2008	2007

Net income	$31	$39	$111	$96
Net unrealized gain on marketable securities, net of tax	—	—	—	1
Net gain on derivative financial instruments designated as cash flow hedges, net of tax	2	(5)	2	(5)
Net unrealized gain on currency translation adjustments	(177)	93	—	140

Total comprehensive income	$(144)	$127	$113	$232

     Accumulated other comprehensive income as reflected on the condensed consolidated balance sheet is comprised of the following:

	September 30,	December 31,
$ in millions	2008	2007

Cumulative unrealized gain (loss) on marketable securities, net of tax	$—	$—
Cumulative net (loss) on derivative financial instruments designated as cash flow hedges, net of tax	(9)	(11)
Cumulative net unrealized gain on pension and other post employment benefits, net of tax	1	1
Cumulative net unrealized gain on currency translation adjustments	288	288

Accumulated other comprehensive income	$280	$278

14. Income Taxes
     The Company’s effective tax rate increased in the current quarter to 43.6% from 24.4% in the third quarter of 2007 and increased to 44.6% for the nine months ended September 30, 2008 from 32.1% compared to the prior year period. The rate for both the three and nine months ended September 30, 2008 was higher in the current year period, as compared to the prior year, for several reasons including, a change in the mix of income between certain U.S. and foreign taxing jurisdictions, a shift in the Company’s investment portfolio from tax-exempt to taxable securities, the inability to utilize an expired U.S. research and development tax credit which was not re-enacted until after the close of the current quarter and a benefit recorded in 2007 related to a change in the German statutory tax rate as discussed below. Adjustments to our balance of unrecognized tax benefits for examinations that were either settled or in progress positively impacted the tax rate for the three and nine months ended September 30, 2008.
     Our effective tax rate for the three and nine months ended September 30, 2007 benefited from a $9.6 million reduction in our German deferred tax liability and income tax provisions due to legislation reducing the statutory corporate tax rate from 39% to 30% effective January 1, 2008.
     The total amount of gross unrecognized tax benefits as of September 30, 2008 was $21 million. During the quarter, the Company adjusted the balance for examinations that were either settled or in progress. Included in the balance at September 30, 2008 was $13 million of tax positions that, if recognized, would positively affect the Company’s effective tax rate. It is also possible that tax authorities could raise new issues requiring increases to the balance of unrecognized tax benefits. However, such potential increases cannot reasonably be estimated at this time. The Company had $4 million accrued for interest and penalties as of September 30, 2008.
     The Company is currently being examined by the IRS for years ending subsequent to December 31, 2006. Prior periods for significant entities have either been examined or are no longer subject to IRS examination. The Company is subject to examinations by various U.S. state jurisdictions for the period ended June 30, 2004 and thereafter. The Company’s significant foreign operations remain subject to examination for tax years 2002 through 2007, with examinations currently in progress in certain jurisdictions for tax years 2003 through 2007.

15. Stock-based Compensation
     The Company recognized stock-based compensation expense, related tax benefits and the effect on net income from recognizing stock-based compensation for the three and nine months ended September 30, 2008 and 2007 in the following amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in million except per share data	2008	2007	2008	2007
Stock-based compensation expense	$9	$8	$25	$23
Related tax benefits	$4	$3	$9	$8
Effect on net income	$5	$5	$16	$15
Per share — basic	$0.04	$0.05	$0.14	$0.14
Per share — diluted	$0.04	$0.05	$0.14	$0.14
     The total number of shares of common stock issuable upon the exercise of stock options and stock-settled appreciation rights granted during the nine months ended September 30, 2008 and 2007 was 2,669,950 and 1,439,950, respectively, with weighted-average exercise prices of $49.15 and $51.10, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Average expected term (years)	4.0	4.0	4.0	4.0
Weighted average risk-free interest rate	2.73%	5.00%	1.89%	4.64%
Dividend yield	0%	0%	0%	0%
Volatility	27.07%	26.55%	23.18%	26.80%
Weighted average grant date fair value	$17.19	$16.12	$10.55	$14.74
     As of September 30, 2008, the aggregate intrinsic value of awards outstanding was $188 million, and of this amount, $128 million was exercisable. In addition, the aggregate intrinsic value of awards exercised during the nine months ended September 30, 2008 and 2007 was $46 million and $27 million, respectively. The total remaining unrecognized compensation cost related to unvested awards amounted to $45 million at September 30, 2008 and is expected to be recognized over the next three years unless accelerated due to a change in control, as would occur upon the approval by the Company’s stockholders of the Company’s acquisition by Teva. The weighted average remaining requisite service period of the unvested awards was 23 months.
16. Restructuring
     Management’s plans for the restructuring of the Company’s operations as a result of its acquisition of PLIVA are completed. As of September 30, 2008, certain elements of the restructuring plan have been recorded as a cost of the acquisition.
     Through September 30, 2008, the Company recorded restructuring costs primarily associated with severance costs and the costs of vacating certain duplicative PLIVA facilities in the U.S. Certain of these costs were recognized as liabilities assumed in the acquisition. The components of the restructuring costs capitalized as a cost of the acquisition, which are included in the generic pharmaceuticals segment, are as follows:

	December 31,			September 30,
$ in millions	2007	Payments	Additions	2008
Involuntary termination of PLIVA employees	$1	$1	$—	$—
Lease termination costs	10	—	—	10

	$11	$1	$—	$10

     Lease termination costs represent costs incurred to exit duplicative activities of PLIVA. Severance includes accrued severance benefits and costs associated with change-in-control provisions of certain PLIVA employment contracts.
     In addition, in connection with its restructuring of PLIVA’s U.S. operations, the Company incurred $1 million of severance and retention bonus expense during the nine months ended September 30, 2008 that was charged primarily to cost of sales. As of September 30, 2008, the Company has recorded an accrued liability of $5 million related to this severance and retention bonus.
17. Commitments and Contingencies
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
Litigation Settlement
     On October 22, 1999, the Company entered into a settlement agreement with Schein Pharmaceutical, Inc. (now part of Watson Pharmaceuticals, Inc.) relating to a 1992 agreement regarding the pursuit of a generic conjugated estrogens product. Under the terms of the settlement, Schein relinquished any claim to rights in Cenestin in exchange for a payment of $15 million made to Schein in 1999. An additional $15 million payment was required under the terms of the settlement if Cenestin achieved total profits, as defined, of greater than $100 million over any rolling five-year period prior to October 22, 2014. This payment was earned during the three months ending June 30, 2008, and as a result, the Company recorded the $15 million liability as of September 30, 2008. The Company made the $15 million payment in October 2008.
Litigation Matters
     The Company is involved in various legal proceedings incidental to its business, including product liability, intellectual property and other commercial litigation, and antitrust actions. The Company records accruals for such contingencies to the extent that it concludes a loss is probable and the amount can be reasonably estimated. The Company also records accruals for litigation settlement offers made by the Company, whether or not the settlement offers have been accepted.

     Many claims involve highly complex issues relating to patent rights, causation, label warnings, scientific evidence, and other matters. Often these issues are subject to substantial uncertainties and therefore, the probability of loss and an estimate of the amount of the loss are difficult to determine. The Company’s assessments are based on estimates that it, in consultation with outside advisors, believes are reasonable. Although the Company believes it has substantial defenses in these matters, litigation is inherently unpredictable. Consequently, the Company could in the future incur judgments or enter into settlements that could have a material adverse effect on its results of operations, cash flows, or financial condition in a particular period.
     Fexofenadine Hydrochloride Suit
     In June 2001, the Company filed an ANDA seeking approval from the FDA to market fexofenadine hydrochloride tablets in 30 mg, 60 mg and 180 mg strengths, the generic equivalent of Sanofi-Aventis’ Allegra tablet products for allergy relief. The Company notified Sanofi-Aventis pursuant to the provisions of the Hatch-Waxman Act and, in September 2001, Sanofi-Aventis filed a patent infringement action in the U.S. District Court for the District of New Jersey – Newark Division, seeking to prevent the Company from marketing this product until after the expiration of various U.S. patents, the last of which is alleged to expire in 2017.
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
     During the three months ended September 30, 2008, the Company offered to pay approximately $31 million to settle the patent litigation concerning fexofenadine hydrochloride, the generic version of Allegra. Because this offer exceeds the previously recorded liability of $4.1 million, the Company recorded a charge of $26.4 million in selling, general and administrative expenses for the three and nine months ended September 30, 2008.
     Product Liability Matters
     Hormone Therapy Litigation
        The Company has been named as a defendant in approximately 6,400 personal injury product liability cases brought against the Company and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of certain estrogen and progestin medications prescribed to treat the symptoms of menopause. The cases against the Company involve its Cenestin products and/or the use of the Company’s medroxyprogesterone acetate product, which typically has been prescribed for use in conjunction with Premarin or other hormone therapy products. All of these products remain approved by the FDA and continue to be marketed and sold to customers. While the Company has been named as a defendant in these cases, fewer than a third of the complaints actually allege the plaintiffs took a product manufactured by the Company, and the Company’s experience to date suggests that, even in these cases, a high percentage of the plaintiffs will be unable to demonstrate actual use of a Company product. For that reason, approximately 4,800 of such cases have been dismissed (leaving approximately 1,600 pending) and, based on discussions with the Company’s outside counsel, more are expected to be dismissed.
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
     The lawsuits include nine consolidated in California state court, one in Kansas state court, one in Wisconsin state court, one in Florida state court, and two consolidated in New York state court, with the remainder of the actions pending in the U.S. District Court for the Eastern District of New York for coordinated or consolidated pre-trial proceedings (the “MDL Case”). On March 31, 2005, the Court in the MDL Case granted summary judgment in the Company’s favor and dismissed all of the federal actions before it. On June 7, 2005, plaintiffs filed notices of appeal to the U.S. Court of Appeals for the Second Circuit. On November 7, 2007, the Second Circuit transferred the appeal involving the indirect purchaser plaintiffs to the United States Court of Appeals for the Federal Circuit,

while retaining jurisdiction over the appeals of the direct purchaser plaintiffs in the case. On October 15, 2008, the Federal Circuit affirmed the grant of summary judgment in the defendants’ favor on all claims by the indirect purchaser plaintiffs; plaintiffs’ petition for panel rehearing and rehearing en banc is now pending. Merits briefing in the direct purchaser plaintiffs’ appeal in the Second Circuit is complete, but oral argument has yet to be scheduled.
     On October 24, 2008, the plaintiffs in the Wisconsin state class action stipulated to dismiss their case with prejudice in light of the Federal Circuit’s decision.
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
     In the actions brought on behalf of the direct purchasers, on October 22, 2007, the U.S. District Court for the District of Columbia granted plaintiffs’ motion to certify a class on behalf of all entities that purchased Ovcon-35 directly from Warner Chilcott (or its affiliated companies) from April 22, 2004. On August 11, 2008, the court denied plaintiffs’ motion for partial summary judgment seeking a finding of per se illegality under the antitrust laws. The court granted-in-part the Company’s motion for summary judgment agreeing that the rule of reason standard should govern. The Court has scheduled a pretrial conference for February 6, 2009, and has indicated that it intends to set a trial date during that hearing.

     Through September 30, 2008, the Company recorded charges in the amount of $5.4 million related to these settlements and other settlement offers in the Ovcon litigation, including $4.3 million during the three months ended September 30, 2008.
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
     The Iowa, Ven-A-Care and New York cases, with the exception of the actions filed by Erie, Oswego, and Schenectady Counties in New York, are currently pending in the U.S. District Court for the District of Massachusetts. In the Iowa case, motions to dismiss were granted in part and denied in part on August 19, 2008. The case remains at an early stage with no trial dates set. In the federal Ven-A-Care case, briefing on motions to dismiss is currently underway, with no discovery deadlines or trial dates at this stage. In the consolidated New York cases, discovery is underway, but no trial dates have been set. The Erie, Oswego, and Schenectady County cases were filed in state courts in New York, with discovery underway in the Erie County action but again with no trial dates set.
     The Alabama, Illinois, and Kentucky cases were filed in state courts, removed to federal court, and then remanded back to their respective state courts. Discovery is underway in each of these actions. The Alabama trial court has completed the trials of three different defendants and scheduled certain others, but the sequencing of the remaining defendants is not yet known. The Kentucky trial court has scheduled the trials of three other defendants to take place next year, with the first one starting on May 19, 2009. The State of Kentucky has identified Barr and five other defendants that the plaintiffs will seek to try in 2010.
     The State of Mississippi case was filed in Mississippi state court on October 25, 2005. Discovery was underway, but that case, along with the Illinois case and the actions brought by Erie, Oswego, and Schenectady Counties in New York, were removed to federal court on the motion of a co-defendant. Remand motions were granted on September 17, 2007, and thus the cases returned to their respective state courts of origin, with discovery underway but again with no trial dates set. The Mississippi court issued an order on September 2, 2008 granting the defendants’ motion to transfer venue from Hinds County to Rankin County, Mississippi. It is not yet known what impact, if any, the transfer will have on the case schedule.
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
     The State of Texas case was served in late July 2008 following the unsealing of the proceedings and the filing of an amended petition on July 9, 2008. The case is at an early stage, with no trial date set.
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
     Other Litigation
     As of September 30, 2008, the Company was involved with other lawsuits incidental to its business, including patent infringement actions, product liability, and personal injury claims. Management, based on the advice of legal counsel, believes that the ultimate outcome of these other matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.
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
     Commitments
     On January 15, 2008, the Company made a commitment to invest up to $30 million in a new venture fund, NewSpring Health Capital II L.P. The Company accounts for investments in this fund under the equity method.

Payments related to this commitment are payable when capital calls are made. The Company made capital call payments of $1 million in January 2008 and $3 million in June 2008, leaving the potential commitments to this fund of $26 million.
18. Segment Reporting
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

Three Months Ended
September 30, 2008								% of
$ in millions	Generic	%	Proprietary	%	Other (1)%		Consolidated	revenue

Revenues:
Product sales	$562	76%	$133	18%	$–	—%	$695	94%
Alliance and development revenue	—	—%	—	—%	33	4%	33	4%
Other revenue	—	—%	—	—%	9	1%	9	1%

Total revenues	$562	76%	$133	18%	$42	6%	$737	100%

		Margin		Margin		Margin		Margin
		%		%		%		%
Gross Profit:
Product sales	$258	46%	$101	76%	$–	—%	$359	52%
Alliance and development revenue	—	—%	—	—%	33	100%	33	100%
Other revenue	—	—%	—	—%	3	31%	3	31%

Total gross profit	$258	46%	$101	76%	$36	85%	$395	54%

Three Months Ended
September 30, 2007								% of
$ in millions	Generic	%	Proprietary	%	Other (1)%		Consolidated	revenue

Revenues: (2)
Product sales	$434	72%	$125	21%	$–	—%	$559	93%
Alliance and development revenue	—	—%	—	—%	33	5%	33	5%
Other revenue	—	—%	—	—%	10	2%	10	2%

Total revenues	$434	72%	$125	21%	$43	7%	$602	100%

		Margin		Margin		Margin		Margin
		%		%		%		%

Gross Profit: (2)
Product sales	$203	47%	$95	76%	$–	—%	$298	53%
Alliance and development revenue	—	—%	—	—%	33	100%	33	100%
Other revenue	—	—%	—	—%	4	41%	4	41%

Total gross profit	$203	47%	$95	76%	$37	86%	$335	56%

Nine Months Ended
September 30, 2008								% of
$ in millions	Generic	%	Proprietary	%	Other (1)%		Consolidated	revenue

Revenues:
Product sales	$1,588	75%	$347	16%	$—	—%	$1,935	91%
Alliance and development revenue	—	—%	—	—%	158	7%	158	7%
Other revenue	—	—%	—	—%	31	1%	31	1%

Total revenues	$1,588	75%	$347	16%	$189	9%	$2,124	100%

		Margin		Margin		Margin		Margin
		%		%		%		%

Gross Profit:
Product sales	$741	47%	$248	71%	$—	—%	$989	51%
Alliance and development revenue	—	—%	—	—%	158	100%	158	100%
Other revenue	—	—%	—	—%	7	22%	7	22%

Total gross profit	$741	47%	$248	71%	$165	87%	$1,154	54%

Nine Months Ended
September 30, 2007								% of
$ in millions	Generic	%	Proprietary	%	Other (1)%		Consolidated	revenue

Revenues: (2)
Product sales	$1,390	76%	$316	17%	$—	—%	$1,706	93%
Alliance and development revenue	—	—%	—	—%	94	5%	94	5%
Other revenue	—	—%	—	—%	32	2%	32	2%

Total revenues	$1,390	76%	$316	17%	$126	7%	$1,832	100%

		Margin		Margin		Margin		Margin
		%		%		%		%

Gross Profit: (2)
Product sales	$651	47%	$232	73%	$—	—%	$883	52%
Alliance and development revenue	—	—%	—	—%	94	100%	94	100%
Other revenue	—	—%	—	—%	14	45%	14	45%

Total gross profit	$651	47%	$232	73%	$108	86%	$991	54%

(1)	The other category includes alliance and development revenues and revenues from certain non-core operations.

(2)	Prior period amounts have been reclassified to include the effect of discontinued operations.
Product sales by therapeutic category
     The Company’s generic and proprietary pharmaceutical segment net product sales are represented in the following therapeutic categories for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2008	2007	2008	2007
Contraception	$237	$189	$605	$531
Psychotherapeutics	69	62	199	201
Cardiovascular	72	63	205	204
Antibiotics, antiviral & anti-infectives	62	51	190	169
Other (1)	255	194	736	601

Total	$695	$559	$1,935	$1,706

(1)	“Other” includes numerous therapeutic categories, none of which individually exceeds 10% of consolidated product sales.

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
     Merger Agreement with Teva Pharmaceutical Industries Ltd.
     On July 17, 2008, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Teva Pharmaceutical Industries Ltd. (“Teva”), pursuant to which, upon consummation of the merger, the Company will become a wholly owned subsidiary of Teva.
     Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, stockholders of the Company will be entitled to receive $39.90 in cash and 0.6272 ordinary shares of Teva for each share of the Company’s common stock. The Teva shares will trade in the United States in the form of American Depositary Shares, evidenced by American Depositary Receipts. Also, each outstanding stock option and stock appreciation right relating to the Company’s common stock (other than those stock options held by non-employee directors) will be converted into an amount in cash per share subject to such stock option or stock appreciation right equal to the excess, if any, of $66.50 over the exercise price per share.
     The Merger Agreement may be terminated under certain circumstances, including if the Company’s Board of Directors accepts an unsolicited superior proposal prior to approval of the merger by the Company’s stockholders, provided that Teva has first been given three business days’ prior notice, and the opportunity to negotiate in good faith to make such adjustments to the terms and conditions of the Merger Agreement such that the new proposal would no longer constitute a superior proposal. If the Merger Agreement is terminated by the Company under certain circumstances, the Company will be required to pay Teva a termination fee of $200 million.
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
     The Company is aware of two lawsuits that have been filed seeking to challenge the merger: Laborers Local 235 Pension Fund v. Barr Pharmaceuticals Inc., et al., Docket No. C-260-08 (N.J. Chancery Division, Bergen County) (the “Laborers Local Action”), which was filed on July 18, 2008 in the New Jersey Superior Court, Chancery Division; and Carter v. Barr Pharmaceuticals, Inc., et al., Docket No. C-269-08 (N.J. Chancery Division, Bergen County) (the “Carter Action”), which was filed on July 21, 2008 in the New Jersey Superior Court, Chancery Division. Both actions seek to challenge the merger and the merger agreement on behalf of a putative class consisting of all holders of the Company’s stock who allegedly have been or will be harmed by the merger. Both complaints name the Company and the six members of its Board of Directors as defendants (the “Barr Defendants”). The Carter Action complaint also names Teva Pharmaceutical Industries Ltd. (“Teva”) as a defendant. The actions generally assert that the Barr Defendants breached fiduciary duties by allegedly agreeing to sell the Company without attempting to maximize shareholder value and by allegedly favoring Teva over other potential bidders. The Carter Action complaint also alleges that Teva aided and abetted the directors in breaching their respective fiduciary duties. Plaintiffs in both complaints seek to obtain class certification and enjoin the transaction, among other things. On July 31, 2008, an amended complaint was filed in the Laborers Local Action substituting Hollywood Police Pension Fund as plaintiff in that action. As of October 14, 2008, the Company, the individual defendants, and Teva reached an agreement in principle with the plaintiffs to settle the lawsuits. Pursuant to this agreement in principle, the defendants agreed to make various additional disclosures that are included in the Company’s proxy statement/prospectus, although neither Teva or Barr makes any admission that the additional disclosures are material. In addition, as part of the proposed settlement, the defendants deny all allegations of wrongdoing. The settlement would be subject to customary conditions, including court approval following notice to members of the proposed settlement class and consummation of the merger. If finally approved by the court, the settlement would be expected to resolve all of the claims that were or could have been brought on behalf of the proposed settlement class in the actions being settled, including all claims relating to the merger, the merger agreement and any disclosures made in connection therewith. Final judicial approval of such a settlement could occur after the completion of the merger.
     On October 16, 2008, the Company announced that a special meeting of shareholders to vote on the proposed acquisition of the Company by Teva has been set for November 21, 2008. In addition, our Board of Directors approved October 10, 2008 as the record date for the special meeting.
     Business Activities
      During the three months ended September 30, 2008, sales of our generic products were $562.4 million, accounting for 81% of our total product sales. North America accounted for $350.3 million, or 62%, of our generic product sales while the rest of world (“ROW”) accounted for $212.1 million, or 38%. Sales of our proprietary products were $132.9 million, accounting for 19% of our total product sales. In addition, we recorded $33.1 million of alliance and development revenues during the quarter and $9.0 million of other revenues. Alliance and development revenues are derived mainly from profit-sharing arrangements, co-promotion agreements, and standby manufacturing fees and other reimbursements and fees we received from third parties, including marketing partners. Other revenues primarily are derived from our non-core operations, which include our diagnostics, disinfectants, dialysis and infusions (“DDD&I”) business.
     During the nine months ended September 30, 2008, sales of our generic products were $1,588.2 million, accounting for 82% of our total product sales. North America accounted for $951.6 million of our generic product sales, or 60%, while the ROW accounted for $636.6 million, or 40%. Sales of our proprietary products were $346.6 million, accounting for 18% of our total product sales. In addition, we recorded $158.4 million of alliance and development revenues and $30.8 million of other revenues during the nine-month period.
     During the nine months ended September 30, 2008, we generated $249 million of operating cash flows. Our operating cash flows are a significant source of liquidity, and we expect to utilize a significant portion of these operating cash flows to service our debt obligations as well as fund our capital needs.
     Foreign currency exchange rate fluctuations
     Our international revenues and expenses are subject to foreign currency exchange rate fluctuations. These results are first converted from local currencies into Croatian Kuna (“HRK”), and then converted from HRK into U.S. dollars (“USD”). In general, the HRK exchange rate follows the exchange rate fluctuations between the USD and the Euro. Depending on the direction of change relative to the USD, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. We cannot predict with certainty changes in foreign exchange rates or the effect they will have on us. However, we attempt to mitigate their impact through operational means and by using various foreign exchange financial instruments. We use foreign exchange financial instruments to hedge a portion of forecasted transactions even though none of the instruments are eligible for hedge accounting. Since our derivatives do not qualify for hedge accounting, the changes in fair value of these instruments are measured each period and reported in other income (expense), which has led to volatility of our reported net earnings in prior periods and may lead to further volatility in the future. Despite the potential for increased earnings volatility, we still use such instruments to offset the economic risk from foreign exchange rate fluctuations.
     For purposes of discussing results on a comparable basis below, we will refer to all total increases and decreases in US dollars, and often quantify the amount of those changes that are due to changes in foreign currency exchange rate fluctuations.
  Generic Products
     For many years, we have successfully utilized a strategy of developing the generic versions of branded products that possess a combination of unique factors that we believe have the effect of limiting competition for generics. Such factors include difficult formulation, complex and costly manufacturing requirements or limited raw material availability. By targeting products with some combination of these unique factors, we believe that our generic products will, in general, be less affected by the intense and rapid pricing pressure often associated with more commodity-type generic products. As a result of this focused strategy, we have been able to successfully identify, develop and market generic products that generally have few competitors or that are able to enjoy longer periods of limited competition, and thus generate profit margins higher than those often associated with commodity-type generic products. Our extensive portfolio of generic oral contraceptive products is a prime example of our generic development strategy.
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
  Proprietary Products
     To help diversify our generic product revenue base, we initiated a program in 2001 to develop and market proprietary pharmaceutical products. We formalized this program through our acquisition of Duramed Pharmaceuticals in October 2001, and thereafter by establishing Duramed Research as our proprietary research and development subsidiary. Today, Duramed is recognized as a leader in the area of women’s healthcare. We implement our women’s healthcare platform through a substantial number of employees dedicated to the development and marketing of our proprietary products, including approximately 355 sales representatives that promote directly to physicians six of our products — SEASONIQUE®, Enjuvia™, Mircette®, ParaGard®, Plan B™ and Amniscreen — and two products under our co-promotion agreement with Abbott Pharmaceuticals — Niaspan® and Advicor®. We have accomplished significant growth in proprietary product sales over the last several years through both internally-developed products, such as SEASONALE®, which was the first and largest selling extended-cycle oral contraceptive in the U.S., and SEASONIQUE, also an extended-cycle oral contraceptive, and through product acquisitions. We acquired ParaGard, the only non-drug loaded intrauterine contraceptive (“IUC”) currently on the market in the U.S., in November 2005; Mircette, a well established 28-day oral contraceptive, in December 2005; Plan B, an emergency oral contraceptive product in 2004; and Adderall IR, an immediate-release, mixed salt amphetamine product that is indicated for the treatment of attention deficit hyperactivity disorder and narcolepsy, in October 2006.

     Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2008 and September 30, 2007
     The following table sets forth revenue data for the three and nine months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Product sales:
Generic products:
Oral contraceptives	$158.6	$112.0	$46.6	42%	$406.5	$341.1	$65.4	19%
Other generics	403.8	322.2	81.6	25%	1,181.7	1,048.7	133.0	13%

Total generic products	562.4	434.2	128.2	30%	1,588.2	1,389.8	198.4	14%
Proprietary products	132.9	124.7	8.2	7%	346.6	316.0	30.6	10%

Total product sales	695.3	558.9	136.4	24%	1,934.8	1,705.8	229.0	13%
Alliance and development revenue	33.1	32.5	0.6	2%	158.4	94.0	64.4	69%
Other revenue	9.0	10.5	(1.5)	-14%	30.8	32.5	(1.7)	-5%

Total revenues	$737.4	$601.9	$135.5	22%	$2,124.0	$1,832.3	$291.7	16%

     Product Sales
     Generic Oral Contraceptives
     During the three months ended September 30, 2008, sales of our generic oral contraceptives (“Generic OCs”) were $158.6 million, up $46.6 million, or 42% from the prior year period. This increase is primarily due to $51.5 million of sales from the June 2008 launch of Ocella, our generic version of Bayer’s Yasmin, and $3.2 million from Trilegest, launched in October 2007. This overall increase was partially offset by lower sales across most of our other Generic OCs due to a decline in market share resulting from changes in customer mix since the end of 2007, as well as lower pricing of most of our Generic OCs. The most significant declines in Generic OCs were lower sales of Apri, Errin and Balziva, which declined $7.1 million in total.
     During the nine months ended September 30, 2008, sales of our Generic OCs were $406.5 million, up $65.4 million, or 19% from the prior year period. This increase is due primarily to the launches of Ocella and Trilegest, as discussed above. The Ocella and Trilegest contributions of $103.8 million more than offset declines in several other Generic OC products due to lower demand resulting from the change in customer mix and lower pricing. These factors resulted in lower sales of several products in our portfolio, including declines of Apri of $9.4 million, Sprintec of $8.3 million, and Aviane of $7.5 million.
     In October 2008, our patent on Mircette expired. As a result, we expect that competition on Kariva, our generic version of Mircette, will increase during the fourth quarter as other generics enter the market. We expect the competition for our Kariva product will contribute to a sequential decline in sales of Generic OCs as compared to the current period.
     Other Generic Products
     During the three months ended September 30, 2008, sales of our other generic products (“Other Generics”) were $403.8 million, up $81.6 million, or 25% from the prior year period, reflecting higher sales across our North American, European and other ROW markets. During the current quarter in our North American market, sales of our Dextroamphetamine family of products increased by $7.6 million and sales of Claravis increased by $6.5 million, in each case principally from higher market share as competitors exited the markets for these products. In addition, sales of Vitamin D increased by $6.2 million due to greater demand, we recorded $5.1 million in sales of Alendronate, which we launched earlier in 2008, and we recorded $2.5 million in sales of Galantamine from its August 2008 launch. In our European and other ROW markets, in addition to gains in foreign currency exchange rates of $22.0 million, we experienced higher sales in most markets, including increases of $7.8 million in Poland, $5.0 million in Russia and $3.9 million in Germany as product shortages in the prior year period have been resolved. In particular, sales of Azithromycin increased $6.3 million due primarily to continued strong growth in the Russian market.
     During the nine months ended September 30, 2008, sales of Other Generics were $1,181.7 million, up $133.0 million, or 13% from the prior year period. During the current nine-month period in our North American markets, we recorded $16.0 million in sales of Alendronate, which we launched in July 2008, and recorded higher sales of $39.9 million from Claravis, Vitamin D and Fentanyl primarily due to higher volumes and pricing. These increases were partially offset by lower sales of Ondansetron of $15.0 million, Desmopressin of $13.9 million and Warfarin of $7.8 million, in each case due to lower volume and lower prices resulting from increased competition. In our European and other ROW markets, in addition to gains in foreign currency exchange rates of $81.4 million, we experienced strong sales increases in several countries, including $21.6 million in Russia, $9.0 million in Germany and $8.5 million in Poland. On a product basis, sales of Azithromycin increased by $16.7 million, driven by the continued strength of the product in our Russian market as well as growth in Croatia, and sales of Katadolon, our largest product in Germany, which increased by $6.6 million, driven by strong market share. Offsetting these increases was an overall decline in sales within Croatia of $9.6 million.
     Proprietary Products
     During the three months ended September 30, 2008, sales of our proprietary products were $132.9 million, an increase of $8.2 million, or 7%, from the prior year period. This increase was partially due to a $5.4 million increase in sales of SEASONIQUE, due in part to the timing of customer purchases in the current period, and a $4.7 million increase in sales of Plan B OTC/Rx, both due to an increase in demand sales and pricing. In addition, we recorded a $3.6 million increase in sales of Diamox benefiting from higher pricing and a year-over-year increase in unit sales due to supply issues in the prior year which depressed last year’s sales. These increases, combined with other increases of our proprietary products, more than offset a $4.3 million decrease in sales of SEASONALE due to continued generic erosion, and a $3.9 million decrease in sales of Cenestin due to a declining market for this product.
     During the nine months ended September 30, 2008, sales of our proprietary products were $346.6 million, an increase of $30.6 million, or 10%, from the prior year period. This increase was primarily due to a $22.5 million increase in sales of SEASONIQUE, a $12.5 million increase in sales of Diamox, a $10.0 million increase in sales of ParaGard and a $9.7 million increase in sales of Plan B OTC/Rx, all due to higher prices and volume. These increases more than offset a $16.6 million decrease in sales of SEASONALE due to the impact from generic competition and a $7.2 million decrease in sales of Loestrin due to lower volume.
     Alliance and Development Revenue
     During the three months ended September 30, 2008, we recorded $33.1 million of alliance and development revenue, up slightly from $32.5 million in the prior year period. Our revenue from Shire plc increased by $6.1 million, while revenues from our profit-sharing arrangement with Teva on generic Allegra decreased by $3.8 million and revenues associated with the development of the Adenovirus vaccine for the U.S. Department of Defense decreased by $1.2 million.
     During the nine months ended September 30, 2008, we recorded $158.4 million of alliance and development revenue, up from $94.0 million in the prior year period. This increase of $64.4 million was principally due to the $53.0 million one-time payment from Allergan we recorded during the six months ended June 30, 2008. Period-over-period, our revenue from Shire increased by $18.5 million, while revenues from our profit-sharing arrangement with Teva on generic Allegra decreased by $5.1 million and revenues associated with the development of the Adenovirus vaccine for the U.S. Department of Defense decreased by $2.5 million.

     Other Revenue
     We recorded $9.0 million and $10.5 million of other revenue during the three months ended September 30, 2008 and 2007, respectively, and $30.8 million and $32.5 million of other revenue during the nine months ended September 30, 2008 and 2007, respectively. This revenue is primarily attributable to non-core operations, which includes our diagnostics, disinfectants, dialysis and infusions business.

     Cost of Sales
     The following table sets forth cost of sales data, in dollars, as well as the resulting gross margins expressed as a percentage of product sales (except ''other’’, which is expressed as a percentage of our other revenue line item), for the three and nine months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Generic products	$303.6	$230.7	$72.9	32%	$847.3	$739.1	$108.2	15%

Gross margin	46.0%	46.9%			46.7%	46.8%

Proprietary products	$32.2	$30.0	$2.2	7%	$98.9	$84.2	$14.7	17%

Gross margin	75.8%	76.0%			71.5%	73.3%

Other revenue	$6.4	$6.2	$0.2	3%	$24.3	$17.9	$6.4	36%

Gross margin	30.9%	40.9%			22.1%	44.7%

Total cost of sales	$342.2	$266.9	$75.3	28%	$970.5	$841.2	$129.3	15%

Gross margin	51.4%	53.1%			50.6%	51.6%
Cost of sales components include the following:
•	our manufacturing and packaging costs for products we manufacture;

•	amortization expense;

•	the write-off of the step-up in inventory arising from acquisitions, including PLIVA;

•	profit-sharing or royalty payments we make to third parties, including raw material suppliers;

•	the cost of products we purchase from third parties;

•	net realizable value adjustments to our inventories; and

•	stock-based compensation expense relating to employees within certain departments that we allocate to cost of sales.
     Generics: Generic cost of sales for the three months ended September 30, 2008 were $72.9 million higher than in the prior period due to increases in unit sales and $17.6 million of additional foreign currency expense. During the three months ended September 30, 2008, our generics gross margins decreased from 46.9% to 46.0% reflecting increased sales of lower margin products including Ocella, one of our highest selling generic products, which currently carries a margin well below the margins we earn on our other Generic OC products. In addition, our gross margins were negatively impacted by the weakness of the U.S. Dollar compared to its value in the prior year.
     Generic cost of sales for the nine months ended September 30, 2008 were $108.2 million higher than the prior period due to increases in unit sales and $61.0 million of additional foreign currency expense. During the nine months ended September 30, 2008, our generics gross margins decreased slightly to 46.7% from 46.8% when compared to the prior year period. Our gross margins during the current period were negatively impacted by the lower margin earned from Ocella, as discussed above. In addition, gross margins were negatively impacted by the weakness of the U.S. Dollar compared its value in the prior year.
     Proprietary: Proprietary cost of sales for the three months ended September 30, 2008 were $2.2 million higher than in the prior period due to increases in unit sales. During the three months ended September 30, 2008, our proprietary gross margins decreased slightly from 76.0% to 75.8% compared to the prior year period, resulting from a slightly unfavorable mix of lower-margin products during the current quarter partially offset by lower royalty obligations as noted below.

     Proprietary cost of sales for the nine months ended September 30, 2008 were $14.7 million higher than in the prior period due to increases in unit sales. During the nine months ended September 30, 2008, our proprietary products margins decreased from 73.3% to 71.5% compared to the prior year period, resulting from higher product amortization expense in total and as a percentage of proprietary sales, and an unfavorable mix of lower margin products during the nine month period.
     During the nine months ended September 30, 2008, all remaining profit-sharing and royalty obligations due to third parties relating to our Cenestin, Diamox, Ziac and Zebeta products were recorded based upon achievement of the applicable profit milestones. As a result, the gross margins associated with these products in future periods will be higher than margins earned historically.
Selling, General and Administrative Expense
     The following table sets forth selling, general and administrative expense for the three and nine months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Selling, general and administrative	$234.0	$189.6	$44.4	23%	$648.6	$556.6	$92.0	17%

Charge included in general and administrative	$34.7	$7.3	$27.4	375%	$35.8	$15.3	$20.5	134%

     Selling, general, and administrative (“SG&A”) expenses increased by $44.4 million in the three months ended September 30, 2008 as compared to the prior year period, of which approximately $10.1 million is due to changes in foreign currency rates. The remaining increase includes a charge of $26.4 million related to an offer we made to settle the patent litigation concerning fexofenadine hydrochloride, as discussed below, and a charge of $4.3 million related to a proposed settlement of our Ovcon antitrust litigation. We also recorded approximately $4.0 million of transaction costs incurred in connection with the pending merger with Teva. Finally, higher information technology and legal cost of $4.3 million and higher sales and marketing costs of $3.2 million in key ROW markets more than offset lower sales and marketing expenses of $5.1 million supporting our proprietary products.
     SG&A expenses increased by $92.0 million in the nine months ended September 30, 2008 as compared to the prior year period, of which $40.1 million is due to changes in foreign currency rates. The remaining increases include increases in settlement charges of $31.8 million, as discussed above and below, and transaction related costs of $4.0 million, also as discussed above. In addition, we recorded higher legal fees of $10.0 million, increased sales and marketing costs of $8.7 million and higher information technology expenses of $8.6 million. These increased expenses were partially offset by reduced PLIVA integration costs of $15.2 million.
     During the three months ended September 30, 2008, we offered to pay approximately $31 million to settle the patent litigation concerning fexofenadine hydrochloride, the generic version of Allegra. Because this offer exceeds the previously recorded liability of $4.1 million, we recorded a charge of $26.4 million in selling, general and administrative expenses for the three and nine months ended September 30, 2008.
     Research and Development
     The following table sets forth research and development expenses and the write-off of acquired in-process research and development (“IPR&D”) for the three and nine months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Research and development	$69.2	$61.6	$7.6	12%	$213.8	$190.8	$23.0	12%

Write-off of acquired in-process research and development	$—	$0.2	$(0.2)	-100%	$—	$4.6	$(4.6)	-100%

     Research and development expenses increased by $7.6 million in the three months ended September 30, 2008 as compared to the prior year period. Changes in foreign currency rates accounted for $2.9 million of the increase, with the remaining increase attributable to an increase of $7.9 million in clinical trial study costs and greater development activities. These increases were offset by a $1.7 million decrease in labor costs associated with development of the Adenovirus for the U.S. Department of Defense.
     Research and development expenses increased by $23.0 million in the nine months ended September 30, 2008 as compared to the prior year period. Changes in foreign currency rates accounted for $10.9 million of the increase, while clinical trial study costs and development activities accounted for $7.7 million of the increase and the write-down of certain assets related to our Goa, India facility accounted for $1.9 million of the increase.
Interest Income
     The following table sets forth interest income for the three and nine months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Interest income	$3.2	$8.5	$(5.3)	-62%	$15.2	$27.2	$(12.0)	-44%

     The decrease in interest income for the three and nine months ended September 30, 2008 is due to lower interest rates and lower average daily cash and marketable securities balances. The lower interest rates being earned reflect a decline in market rates and our decision to shift towards lower yielding and more conservative investments in the recent volatile markets.
Interest Expense
     The following table sets forth interest expense for the three and nine months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Interest expense	$24.1	$38.9	$(14.8)	-38%	$83.0	$122.5	$(39.5)	-32%

     The decrease in interest expense for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 is due primarily to lower debt balance levels and an approximate 48% decline in LIBOR rates since last year.
     The decrease in interest expense for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is due primarily to lower debt balance levels and an approximate 36% decline in LIBOR rates since last year.
     We expect our interest expense to increase approximately $2.7 million in the fourth quarter of 2008 due to the LIBOR rates increase in the fourth quarter 2008. However, the LIBOR rates for the three and twelve months ended December 31, 2008 compared to the prior year periods are lower by 28% and 34%, respectively.

Other (Expense) Income
     The following table sets forth other (expense) income for the three and nine months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Other (expense) income	$(11.4)	$7.6	$(19.0)	-250%	$(19.2)	$12.8	$(32.0)	-250%

     Other (expense) income decreased by $19.0 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The decrease primarily relates to $16.0 million of net foreign currency losses, including hedging activities, as the U.S. dollar sharply reversed its trend against foreign currencies and strengthened significantly in the third quarter of the year. As a result, significant charges related to mark-to-market procedures are reflected in the current period results, as compared to prior period other income. As we have previously disclosed, since we are not eligible for derivative accounting treatment under SFAS 131 “Accounting for Derivatives”, we must adjust the value of our derivatives to market through the statement of operations instead of recording the change on the balance sheet. This adjustment can and does increase earnings volatility, especially when currency exchange rates shift significantly.
     Other (expense) income decreased by $32.0 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This decrease includes $23.0 million of foreign currency losses, for reasons discussed above, and a gain of approximately $3.5 million in 2007 related to the unwinding of a ten-year U.S. Treasury security used to hedge forecasted interest payments that was not repeated in 2008.
     Income Taxes
     The following table sets forth income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the three and nine months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Income tax expense	$26.2	$14.5	$11.7	81%	$90.8	$49.7	$41.1	83%

Effective tax rate	43.6%	24.4%			44.6%	32.1%
     The Company’s effective tax rate increased in the current quarter to 43.6% from 24.4% in the third quarter of 2007 and increased to 44.6% for the nine months ended September 30, 2008 from 32.1% compared to the prior year period. The rate for both the three and nine months ended September 30, 2008 was higher in the current year period, as compared to the prior year, for several reasons including, a change in the mix of income between certain U.S. and foreign taxing jurisdictions, a shift in the Company’s investment portfolio from tax-exempt to taxable securities, the inability to utilize an expired U.S. research and development tax credit which was not re-enacted until after the close of the current quarter and a benefit recorded in 2007 related to a change in the German statutory tax rate as discussed below. Adjustments to our balance of unrecognized tax benefits for examinations that were either settled or in progress positively impacted the tax rate for the three and nine months ended September 30, 2008.
     Our effective tax rate for the three and nine months ended September 30, 2007 benefited from a $9.6 million reduction in our German deferred tax liability and income tax provisions due to legislation reducing the statutory corporate tax rate from 39% to 30% effective January 1, 2008.
     On October 3, 2008, the U.S. research and development tax credit was re-enacted retroactively to January 1, 2008. We will record the full effect of this benefit during our fourth quarter of 2008.

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
Operating Activities
     Our operating cash flow for the nine months ended September 30, 2008 was $249 million, down from $257 million in the prior year period. The $8 million decrease was due primarily to changes in working capital items that lowered operating cash flows, partially offset by higher earnings in the nine months ended September 30, 2008 when compared to the prior year period. The working capital items included lower cash receipts due to the timing of our product sales during the nine months ended September 30, 2008 when compared to the prior year period, partially offset by lower cash payments to third parties on accounts payable, accrued expenses and income taxes payable.
Investing Activities
     Our net cash provided by investing activities was $174 million for the nine months ended September 30, 2008 as compared to $226 million in the prior year period. The major components of our reduction in investing activities were lower net proceeds from sales of marketable securities in the current period of $270 million as compared to net sales of marketable securities of $397 million during the prior year period. This reflects our decision to shift towards lower yielding and more conservative investments in the recent volatile market.
     Our investing activities for the nine months ended September 30, 2008 also reflect capital expenditures of $88 million, settlement of derivative instruments of $11 million relating to hedging activities, and minimum required contingent purchase price payments relating to our ORCA acquisition of $14 million. Partially offsetting these expenditures were proceeds of $8 million received from the sale of land and buildings and $3 million received representing an installment payment relating to the December 2007 sale of our Spanish subsidiary. Our investments in capital include upgrades and expansions to our property, plant and equipment and technology investments. These investments will expand our production, laboratory, warehouse and distribution capacity in our facilities and were designed to help ensure that we have the facilities necessary to manufacture, test, package and distribute our current and future products.
     We expect that our capital investments in the fourth quarter of 2008 will be between $15 million and $25 million. A significant amount of these investments will be in support of a new biopharmaceutical manufacturing facility in Croatia, as well as other investments in our manufacturing facilities in Europe. In addition, we expect continued investment in facilities and information technology projects supporting global quality initiatives to ensure that we have a platform to properly manage and grow our global business.
Financing Activities
     Net cash used in financing activities during the nine months ended September 30, 2008 was $84 million compared to $510 million in the prior year period, or a reduction in cash used in financing activities of $426 million. The decline is principally due to the repayment of the $415.7 million under the 364-day term facility during 2007 that was used in connection with the acquisition of PLIVA.
     On April 17, 2008, we drew down $285 million from our $300 million revolving credit facility to refinance all existing debt instruments of PLIVA and its subsidiaries. These PLIVA debt instruments were repaid in full by the end of April 2008.
     On June 19, 2008, we entered into an unsecured credit facility (“Term Loan”) and drew $300 million under a five-year term facility. This Term Loan bears interest at variable rates of LIBOR plus 150 basis points (5.26188% at September 30, 2008). We used the funds from the new term loan to repay our outstanding revolving credit facility.

Repaying PLIVA’s debt and centralizing our debt in the United States allows us to have greater operating flexibility, increased tax efficiency and extended debt maturity.
     During the nine-month period ending September 30, 2008, we received $53 million from the exercise of stock options and employee stock purchases, or an increase of $26 million compared to the same period in the prior year. During the nine months ended September 30, 2008, we made the scheduled $150 million of principal payments on our 2006 term loan and the first scheduled $7.5 million principal payment on our 2008 Term Loan.
     On October 27, 2008, the Company and its lenders under the 2006 Credit Facilities and the 2008 Term Loan agreed to amend the applicable credit agreements to permit those debt facilities to remain in place following the closing of Teva’s pending acquisition of the Company. In the amendments, the lenders agreed to waive their respective rights to call the Company’s debt upon the change in control that will be caused by Teva’s acquisition of the Company. As part of the amendments, effective upon closing, Teva will guarantee the obligations of the borrowers under the facilities. In the event Teva’s acquisition of the Company does not close, Teva has agreed to reimburse Barr for any fees and expenses Barr incurred in connection with the amendments.
Fair Value Assessment
     On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements. SFAS 157 applies to all financial instruments that are measured and reported on a fair value basis. This includes items currently reported in marketable securities (current and long-term) on the condensed consolidated balance sheet as well as financial instruments reported in “other assets” and “other liabilities” that are reported at fair value.
     As presented in Note 8 — Fair Value Measures, financial assets and liabilities carried at fair value are classified and disclosed in three categories. The valuation techniques used for each category are as follows:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
     Assets categorized as Level 1, which mainly consist of U.S. T-bills and other exchange quoted securities, are valued using quoted market prices from transparent pricing sources at the reporting date (i.e. stock exchange prices or dealer quotes from Bloomberg/Reuters).
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
     Our derivatives classified as Level 2 are valued using pricing/valuation models through pricing services provided by banks or third party treasury management systems. Pricing models used quoted market prices for LIBOR yield curve and forward foreign exchange prices at the reporting date. Counterparty credit risk was also observed in the valuation assessment. It was concluded that the counterparties to these contracts are highly-rated financial institutions, none of which experienced any significant downgrades in the nine months ended September 30, 2008.
     Our auction rates securities (investment grade municipal securities) were historically valued and quoted at par in the established market. To assess their fair value, due to illiquidity in the primary market and underdeveloped secondary markets for these securities, the Company determined market input comparability based on an analysis of similar securities’ current market data factors. Additionally, the underlying credit rating of the issuers of these securities is A or better, none of which experienced any significant downgrades in the nine months ended September 30, 2008.
Level 3: Unobservable inputs that are not corroborated by market data.
     Assets classified as Level 3 relate to the Company’s equity interest in venture funds, which are recorded at fair value. The venture funds value their underlying investments based on a combination of recent funding activity and discounted cash flow valuations. These unobservable inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.
Sufficiency of Cash Resources
     We believe our current cash and cash equivalents (mainly consisting of liquid U.S. T-bills and U.S. Treasury Money Market funds), marketable securities, investment balances, cash flows from operations and remaining undrawn and available amounts under our $300 million revolving credit facility are adequate to fund our operations, service our debt requirements, make planned capital expenditures and to capitalize on strategic opportunities as they arise.

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
     In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), Business Combinations (revised), replacing SFAS No. 141 (“SFAS 141”), Business Combinations. This new statement requires additional assets and assumed liabilities to be measured at fair value when acquired in a business combination as compared to the original pronouncement. SFAS 141(R) also requires liabilities related to contingent consideration to be re-measured to fair value each reporting period, acquisition-related costs to be expensed and not capitalized and acquired in-process research and development to be capitalized as an indefinite lived intangible asset until completion or abandonment of project. SFAS 141(R) requires prospective application for business combinations consummated in fiscal years beginning on or after December 15, 2008. This statement does not allow for early adoption. We are currently evaluating the impact of the adoption of this statement on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51(“ARB No. 51"). This amendment of ARB No. 51 requires noncontrolling interest in subsidiaries initially to be measured at fair value and then to be classified as a separate component of equity. This statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. This statement does not allow for early adoption, however, application of SFAS 160 disclosure and presentation requirements is retroactive. We are currently evaluating the impact of the adoption of this statement on our consolidated financial statements.
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
     On March 19, 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS 161 requires: disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and requires cross-references from the derivative footnote to other footnotes in which derivative-related information is disclosed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. We are currently evaluating the impact of the application of SFAS 161 on our consolidated financial statements.
     On April 25, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3 (“FSP 142-3”). FSP 142-3 amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years ending after December 15, 2008. Early adoption FSP 142-3 is prohibited. We are currently evaluating the impact of the application of FSP 142-3 on our consolidated financial statements.
Forward-Looking Statements
     The preceding sections contain a number of forward-looking statements. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by their use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, in no particular order:
•	the difficulty in predicting the timing and outcome of legal proceedings, including patent-related matters such as patent challenge settlements and patent infringement cases;

•	the difficulty of predicting the timing of product approvals under NDAs, ANDA and marketing authorizations;

•	court and regulatory authorities’ decisions on exclusivity periods;

•	the ability of competitors to extend exclusivity periods for their products;

•	our ability to complete product development activities in the timeframes and for the costs we expect;

•	market and customer acceptance and demand for our pharmaceutical products;

•	our dependence on revenues from significant customers;

•	reimbursement policies of third party payors;

•	our dependence on revenues from significant products;

•	the use of estimates in the preparation of our financial statements;

•	the impact of competitive products and pricing on products, including the launch of authorized generics;

•	the ability to launch new products in the timeframes we expect;

•	the availability of raw materials;

•	the availability of any product we purchase and sell as a distributor;

•	the regulatory environment in the markets where we operate;

•	our exposure to product liability and other lawsuits and contingencies;

•	the increasing cost of insurance and the availability of product liability insurance coverage;

•	our timely and successful completion of strategic initiatives, including integrating companies (such as PLIVA) and products we acquire;

•	fluctuations in operating results, including the effects on such results from spending for research and development, sales and marketing activities and patent challenge activities;

•	the inherent uncertainty associated with financial projections;

•	our expansion into international markets through our PLIVA acquisition, and the resulting currency, governmental, regulatory and other risks involved with international operations;

•	our ability to service our significantly increased debt obligations as a result of the PLIVA acquisition;

•	changes in generally accepted accounting principles;

•	the reactions of the Company’s customers and suppliers to the pending merger with Teva;

•	diversion of management time on merger related issues; and

•	other risks detailed in our SEC filings from time to time, including in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Interest Rate Risk
     Our exposure to interest rate risk relates primarily to our investment portfolio of approximately $610 million and borrowings under our credit facilities of approximately $1.95 billion. Our investment portfolio consists principally of cash and cash equivalents, and market auction debt securities primarily classified as “available for sale.” The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in a variety of high credit quality debt securities, including U.S. government obligations and money market funds. Over 97% of our portfolio matures in less than three months, or in the case of market auction rate securities, is subject to an interest-rate reset date that occurs within 90 days. The recent uncertainty in the credit markets has prevented us and other investors from liquidating holdings of market auction debt securities in recent auctions because the amount of market auction debt securities submitted for sale has exceeded the amount of purchase orders. In January 2008, we began liquidating our holdings in market auction debt securities and not reinvesting proceeds in those securities. However, we were not able to liquidate all our market auction debt securities because the auctions failed. As a result, on September 30, 2008, we held $18.6 million in market auction debt securities. Of this amount, $0.8 million were redeemed at par value in October 2008. We reclassified the remaining $17.8 million of securities as long-term as of September 30, 2008 on the condensed consolidated balance sheet to reflect the uncertainty about our ability to liquidate the investments over the next twelve months. Despite these failed auctions, there have been no defaults on the underlying securities, and interest income on these holdings continues to be received on scheduled interest payment dates. As a result, we now earn premium interest rates on the failed auction investments (currently earning 3.3% to 4.3% on a tax-free basis). If the issuers of these securities are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments to reflect other than temporary declines in their value. We have historically valued these securities at par, because this is the value we received when trading them in the established market. In assessing the fair value of these securities, we determined market input comparability based on an analysis of similar security current market data factors. As a result of such assessment, we believe that the fair value of these securities continues to be par. Therefore, we have not adjusted the recorded value of these securities. We will re-evaluate these securities each quarter for any possible temporary or permanent adjustments to their value.
     We manage the interest rate risk of our net portfolio of investments and debt with the use of financial risk management instruments or derivatives, including interest rate swaps and forward rate agreements.
     As of September 30, 2008, a 10% increase in interest rates would have increased the net interest expense of our combined investment, debt, and financial risk management portfolios by $5 million.
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
     As of September 30, 2008, a 10% depreciation in the value of the U.S. dollar would have resulted in a decrease of $4 million in the fair value of the Company’s foreign exchange risk management instruments. These movements would have been partially offset by movements in the fair value in the opposite direction of the underlying transactions and balance sheet items being hedged.
     In addition to the information set forth above, the disclosure under Note 9 — Derivative Instruments, included in Part I of this report is incorporated in this Part I, Item 3 by reference.

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
     At the conclusion of the nine-month period ended September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

     PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The disclosure under Note 17 — Commitments and Contingencies — Litigation Matters included in Part I of this report is incorporated in this Part II, Item 1 by reference.
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
Item 6. Exhibits

Exhibit No.	Description

10.1	Letter Agreement dated September 2, 2008 amending the Lease Agreement dated May 10, 2007 (as amended) between Barr Laboratories, Inc. (as Lessee) and Urdang/IPA Montvale LLC (as Lessor).

31.1	Certification of Bruce L. Downey pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William T. McKee pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARR PHARMACEUTICALS, INC.
Dated: November 6, 2008	/s/ Bruce L. Downey
Bruce L. Downey
Chairman of the Board and Chief Executive Officer

/s/ William T. McKee
William T. McKee
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Sigurd Kirk
Sigurd Kirk
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)